Form 10QSB
period 1996-06-30
CRESCENT BANKING CO
filed 1996-08-09
CIK 883476

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

                          Commission File No. 0-20251

                            Crescent Banking Company
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Georgia                                    58-1968323
- --------------------------------------------------------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)


                     251 Highway 515, Jasper, GA  30143
- --------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (706) 692-2424
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1.00 par value per share, 704,854 shares issued and outstanding as of August 6, 1996. 3,334 shares are held as treasury stock.




                       Exhibit Index located on page 17.

                            CRESCENT BANKING COMPANY

                                     INDEX



PART 1.                    FINANCIAL INFORMATION                 PAGE NO.

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets                                 3

            Consolidated Statements of Operations                       4

            Consolidated Statements of Cash Flows                       5

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations            8


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                          15

Item 2.     Changes in Securities                                      15

Item 3.     Defaults Upon Senior Securities                            15

Item 4.     Submission of Matters to a Vote of Security Holders        15

Item 5.     Other Information                                          15

Item 6.     Exhibits and Reports on Form 8-K                           17

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   June 30    December 31
                                                                    1996         1995
                                                              ---------------------------
ASSETS
Cash and due from banks                                         $1,627,856     $1,791,026
Federal funds sold                                                 970,000      1,020,000
Interest bearing deposits in other banks                           487,948      3,551,138
Federal Home Loan Bank stock, at cost                              736,200        736,200
Securities held for investment, at cost (fair  value of
  approximately $779,724 at  June 30, 1996  and
  $797,710 at December 31, 1995)                                   789,421        802,233

Mortgage loans held for sale                                    24,714,067     17,361,494
Loans                                                           25,588,928     24,200,956
Less allowance for loan losses                                    (401,488)      (566,071)
                                                              ---------------------------
  Loans, net                                                    25,187,440     23,634,885

Premises and equipment, net                                      2,217,002      2,182,169
Other  real estate                                                 125,000        150,000
Purchased mortgage servicing rights                              3,472,234      4,510,966
Other assets                                                     1,209,462      1,643,555
                                                              ---------------------------
                                                               $61,536,630    $57,383,666
                                                              ===========================


LIABILITIES
Deposits
      Noninterest - bearing demand deposits                     $9,825,386     $7,643,492
      Interest - bearing demand                                  6,263,041      5,471,789
      Savings                                                    4,054,837      5,533,535
      Time, $100,000 and over                                    5,941,064      5,859,788
      Other time                                                19,695,139     15,989,405
                                                              ---------------------------
                Total deposits                                  45,779,467     40,498,009

Drafts payable                                                   7,093,522      8,766,438
Deferred taxes payable                                             572,684        357,405
Accrued interest and other liabilities                             634,364        636,217
                                                              ---------------------------
      Total liabilities                                         54,080,037     50,258,069



SHAREHOLDERS' EQUITY
Common stock, par value $1.00; 2,500,000 shares authorized;
      Issued and outstanding shares - 704,854 at 6/30/96
      and 12/31/95                                                 704,854        704,854
Surplus                                                          6,355,686      6,355,686
Retained earnings                                                  432,144        101,148
Less cost of 3,334 shares acquired for the treasury                (36,091)       (36,091)
      Total stockholders' equity                                 7,456,593      7,125,597
                                                              ---------------------------
                                                               $61,536,630    $57,383,666
                                                              ===========================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the three months ended      For the six months ended
                                                             June 30,                         June 30,
                                                         1996          1995             1996          1995
                                                   ---------------------------    ---------------------------
INTEREST INCOME
Interest and fees on loans                              697,488       439,989        1,345,444       835,333
Interest and fees on mortgage loans held for sale       588,308       249,230        1,159,882       442,589
INTEREST ON SECURITIES:
     Taxable                                             27,089        22,155           48,363        42,505
     Nontaxable                                           3,838            --            7,676            --
Interest on deposits in other banks                      14,602        43,512           37,895       123,349
Interest on Federal funds sold                           12,544        59,076           33,207        90,201
                                                    --------------------------    ---------------------------
                                                      1,343,869       813,962        2,632,467     1,533,977
Interest expense
Interest on deposits                                    485,820       374,542          955,867       715,127
Interest on other borrowings                             15,393         1,524           42,294         1,524
                                                   ---------------------------    ---------------------------
                                                        501,213       376,066          998,161       716,651


Net interest income                                     842,656       437,896        1,634,306       817,326
Provision for loan losses (Note 4)                           --        25,000               --        30,000
                                                   ---------------------------    ---------------------------
Net interest income after provision for loan losses     842,656       412,896        1,634,306       787,326

OTHER INCOME
Service charges on deposit accounts                      53,328        47,474           97,925        85,920
Mortgage servicing fee income                           136,753       240,207          319,591       446,105
Gestation fee income                                    260,144        57,413          509,370       132,339
Gains on sale of mortgage servicing rights               67,357       237,741          361,355       543,548
Gains on sale of mortgage loans held for sale           386,622       338,819          660,608       585,269
Other                                                    11,082        19,898           24,759        46,162
                                                   ---------------------------    ---------------------------
                                                        915,286       941,552        1,973,608     1,839,343

OTHER EXPENSES
Salaries and employee benefits                          625,532       551,905        1,366,330     1,090,171
Net occupancy and equipment expense                      98,537        58,069          167,500       116,335
Supplies, postage, and telephone                        112,681        75,902          216,141       145,145
Advertising                                              88,029        77,332          162,033       143,672
Insurance expense                                        24,239        53,467           47,101        97,044
Depreciation and amortization                           171,208       176,281          322,572       321,771
Legal and professional                                  198,426        87,844          358,442       144,220
Director  fees                                           31,800        23,051           48,450        43,151
Mortgage subservicing expense                            57,886        81,629          120,264       162,737
Other                                                   114,371        63,172          238,618       143,855
                                                   ---------------------------    ---------------------------
                                                      1,522,709     1,248,652        3,047,451     2,408,101

Income before income taxes                              235,233       105,796          560,463       218,568
Applicable income taxes                                  98,305        59,822          229,469        93,822
                                                   ---------------------------    ---------------------------
Net income                                              136,928        45,974          330,994       124,746


PER SHARE OF COMMON STOCK
     Net income                                           $0.19         $0.07            $0.47         $0.18
     Cash dividends                                          --        $0.125               --        $0.250
                                                   ---------------------------    ---------------------------
                                                        704,854       704,854          704,854       704,582

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    For the six months ended
                                                                            June 30,
                                                                      1,996         1,995
                                                                  -------------------------
OPERATING ACTIVITIES
Net Income                                                          $330,994       $124,746
Adjustments to reconcile net income  to net
     cash provided by (used in) operating activities:
       Provision for loan loss                                             -         30,000
       Depreciation and amortization                                 322,572        321,771
       Provision for deferred taxes                                  215,279         93,822
       Gains on sales of mortgage servicing rights                  (361,355)      (543,548)
       Increase in mortgage loans held for sale                   (7,352,573)    (8,688,333)
       Increase in interest receivable                              (190,928)      (130,827)
       Increase (decrease)  in drafts payable                     (1,672,916)     6,430,633
       Increase in interest payable                                  (33,459)        (5,227)
       Decrease (increase) in other assets and liabilities, net      649,190       (119,958)
                                                                  -------------------------
Net cash provided by  operating  activities                       (8,093,196)    (2,486,921)



INVESTING ACTIVITIES
Net  decrease in interest-bearing deposits
            in other banks                                         3,063,190      1,207,398
Purchase of Community Financial Services, Inc, stock                       -       (165,975)
Proceeds from maturities of securities held to maturity               12,812         41,345
Acquisition of purchased mortgage servicing rights                (2,769,745)    (2,058,587)
Proceeds from sales of purchased mortgage
             servicing rights                                      3,976,327      1,903,196
Decrease  in Federal funds sold, net                                  50,000        230,000
Net increase in loans                                             (1,527,555)    (1,692,640)
Purchase of premises and equipment                                  (156,461)      (123,123)
                                                                  -------------------------
Net cash used in investing activities                              2,648,568       (658,386)

FINANCING ACTIVITIES
Net increase in deposits                                           5,281,458      4,692,674
Principal payments on capital lease obligations                            -        (22,444)
Proceeds from issuance of common stock                                     -          6,000
Dividends paid                                                             -       (176,139)
                                                                  -------------------------
Net cash provided by  financing activities                         5,281,458      4,500,091

Net increase (decrease)  in cash and cash equivalents               (163,170)     1,354,784
Cash and cash equivalents at beginning of year                     1,791,026      2,238,149
                                                                  -------------------------

Cash and cash equivalents at end of year                          $1,627,856     $3,592,933
                                                                  =========================


Supplemental Disclosure of Cash Flow Information
                  Cash paid  during period for interest           $1,031,620       $711,424


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996


NOTE A --- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations for the full year or any interim periods.


NOTE B --- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizational costs:  The expenses associated with the formation of the Company
- --------------------
were paid by the Company and capitalized as organizational costs and are being amortized on the straight-line method over five years.

Earnings (loss) per share:  Earnings (loss) per share have been computed using
- -------------------------
the weighted average number of shares outstanding during each period.

Cash flow information:  For purposes of the statements of cash flows, cash
- ---------------------
equivalents include amounts due from banks and federal funds sold.

Reclassifications:  Certain amounts as previously reported have been
- -----------------
reclassified to conform to the current period presentation.


NOTE C---SERVICING PORTFOLIO

The Bank services residential loans for various investors under contract for a fee. As of June 30, 1996, the Bank had purchased loans for which it provides servicing with principal balances totaling $343 million. The Bank sold $310 million of mortgage servicing rights in the first and second quarters of 1996 for a net gain of $361,355.

NOTE D---INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets
and liabilities at January 1, 1996 are outlined in the table below.    Net
deferred income tax liabilities of $572,684 and $357,405 at June 30, 1996 and December 31, 1995, respectively, are included in other liabilities.

Deferred assets:

 Allowance for loan losses                     $   148,563
 Net operating loss carryforwards                  909,189
 Accrual to cash adjustment for income
  tax reporting purposes                            44,904
 Other                                              36,994
 Valuation allowance                                   -
                                               -----------
                                                 1,139,650
                                               -----------

Deferred liabilities:

 Purchased mortgage servicing rights           $ 1,328,086
 Tax over book depreciation and
   capital lease obligations                       157,106
 Deferred loan fees                                    -
 Federal Home Loan Bank stock dividend              11,866

 Other                                                 -
                                               -----------
                                                 1,497,055
                                               -----------

Net deferred tax liabilities                   $   357,405
                                               ===========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion sets forth the major factors which affected the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements included in this report.

SUMMARY

     The Company had a profit during the first six months of 1996 of $330,994
compared to $124,746 for the first six months 1995.    The increase in year to
date profit is the primary result of the increase in net interest income as a result of a higher level of commercial bank loans as well as an increase in mortgage production.

BALANCE SHEETS

     The Company experienced a 7.2% increase in total assets in the first two quarters of 1996 as the Bank's assets totaled $61.5 million as of June 30, 1996 compared to $57.4 million at December 31, 1995. The increase in the Bank's assets has been primarily related to the increase commercial banking loans and increase of mortgage production.

     Earning assets at June 30, 1996 (comprised of commercial bank loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $52.9 million or 85.9% of total assets as compared to December 31, 1995 when earning assets totaled $47.7 million or 83.1% of total assets. The increase in earning assets as a percentage of total assets was the result of the increase in mortgage loans held for sale. Mortgage loans held for sale totalled $24.7 million at June 30, 1996
compared to $17.4 million at December 31, 1995.   Mortgage loans held for sale
averaged $20.8 million and constituted 41.9% of average earning assets and 35.3% of average assets for the six months ended June 30, 1996. Average commercial bank loans of $24.5 million constituted 49.4% of average earning assets and 41.5% of average total assets during the six months ended June 30, 1996. Commercial banking loans totaled $25.6 million at June 30,1996 compared to $24.2 million at December 31, 1995. Generally loans tend to produce higher yields than securities and other interest-earning assets. In addition, mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by the Bank on its shorter term warehouse line of credit and regular funding sources. Therefore, absolute volume of commercial loans and mortgage loans held for sale and the volume as a percentage of total earning assets is an important determinant of net interest margin.

     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are managed in order to minimize the Company's exposure to interest rate risk. At June 30 31, 1996, interest-bearing deposits in other banks, investment securities, and federal funds sold were $3.0 million compared to $5.1 million at December 31,
1995.   The decrease in liquid funds was the result of the increase of mortgage loans held for sale and commercial banking loans during the first two quarters.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. The allowance for loan losses totaled $401,488 or 1.56% of total loans at June 30, 1996, compared to $566,071 or 2.34% of total loans at December 31, 1995. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     As a result of management's policy of ongoing review of the loan portfolio, loans may be considered for classification as non-accrual when it is not reasonable to expect collection of interest under the original terms. As of June 30, 1996, the Bank had $924,827 of loans accounted for on a non-accrual basis, $59,839 contractually past due more than 90 days and no loans considered to be troubled debt restructurings, as defined by Financial Accounting Standards Board Statement No. 15 ("FASB #15"). As of December 31, 1995, the Bank had $15,589 of loans accounted for on a non-accrual basis, $415,589 contractually past due more than 90 days and no loans considered to be troubled debt restructurings as defined by FASB #15. Loans identified by management as potential problem loans (classified and criticized) but still on accrual totaled $422,901 and $1,662,080 at June 30, 1996 and December 31, 1995,
respectively.   During the first quarter 1996, the Bank placed on non-accrual
$641,520 of loans which had previously been classified as potential problem loans. In addition the bank was paid in full $502,862 of loans considered potential problem loans at December 31, 1995. The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well-secured and in the process of collection. Interest on these loans will be recognized only when received.

     The mortgage division acquires mortgage loans from small retail-oriented originators in the Southeast through the utilization of a $11.5 million warehouse line of credit and its regular funding sources. Substantially all of the mortgage loans are currently being resold in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae"), and private investors after being
"warehoused" for ten to 30 days.    Warehoused loans must meet secondary market
criteria such as amount limitations and loan to value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Bank retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Bank periodically sells a portion of its retained servicing rights in bulk form. The annual servicing fees and gains on the sale of servicing rights are an integral part of the mortgage banking operation and its contribution to net income. The Bank also currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

    For the six months ended June 30, 1996, the mortgage division had acquired $251.6 million of mortgage loans and sold $244.3 million in the secondary market with servicing rights retained by the Bank. The Bank carried $24.7 million as mortgage loans held for sale on the balance sheet as sales of the loans were pending. As of June 30, 1996, capitalized cost of $3.5 million related to the purchase of the mortgage loans and associated servicing rights was carried on the balance sheet as purchased mortgage servicing rights. The Bank is amortizing the purchased mortgage servicing rights over an accelerated period. The Bank sold $310.4 million of mortgage servicing rights in the first quarter of 1996 for a gain of $361,355. As of June 30, 1996, the Bank held the rights with respect to loans with unpaid principal balances totaling $342.8 million. The market value of the servicing portfolio is contingent upon many factors including interest rate environment, estimated life of the servicing portfolio, loan quality of the servicing portfolio and coupon rate of the loan portfolio. There can be no assurance that the Bank will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's deposits increased $5.3 million to total $45.8 million at June 30, 1996. The increase in deposits resulted from normal deposit growth. Interest-bearing deposits represented 79% of total deposits at June 30, 1996, with certificates of deposit representing 71% of total interest-bearing deposits, compared to December 31, 1995 when interest-bearing deposits represented 81% of total deposits with certificates of deposit representing 67% of total interest-bearing deposits. The decrease of interest bearing deposits as a percentage of total deposits was the result of an increase of non-interest bearing escrow deposits related to the mortgage banking operations. The composition of these deposits is indicative of the rate conscious market in which the Bank operates.

CAPITAL

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. These guidelines currently require a minimum of 8.00% of total capital to risk-adjusted assets. One-half of the required capital must consist of tangible common shareholders' equity and qualifying perpetual preferred stock ("Tier 1 capital"). The leverage guidelines specify a ratio of Tier 1 capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company and the FDIC has not advised the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. The Bank has agreed with the Department of Banking and Finance to maintain a leverage ratio of 8.0%. At June 30, 1996, the Bank's leverage ratio was 10.42%.

     As of June 30, 1996 total shareholders' equity was $7.5 million or 12.2% of total assets compared to $7.1 million or 12.4% of total assets at December
31, 1995.   The decrease in the shareholders' equity to asset ratio from
December 31, 1995 to June 30, 1996 was the result of a 7.2% increase in total assets. As of June 30, 1996, total capital to risk-adjusted assets was 18.1%, with 17.2% consisting of tangible common shareholders' equity.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity involves the ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain operations. This is accomplished through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market.

     Average liquid assets for the six months ended June 30, 1996 (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, mortgages held for sale net of borrowings and drafts payable and investment securities) totaled $20.3 million or 45% of average deposits. Average liquid assets totaled $19.4 million or 51% of average deposits at December 31, 1995.

     Average loans were 55% and 49% of average deposits for June 30, 1996 and December 31, 1995, respectively. Average deposits were 90% and 94% of average earning assets for June 30, 1996 and December 31, 1995, respectively.

     The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. In addition to the $11.5 million warehouse line of credit, the Bank also maintains a federal funds line of credit totalling $4.6 million. Management believes its liquidity sources are adequate to meet its operating needs.

     Net interest income, the Bank's primary source of earnings, can fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time affect interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities to minimize the overall interest rate risks to the Bank.

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are more interest sensitive than savings deposits.

     The following table shows the interest sensitivity gaps for four different time intervals as of June 30,1996. The Bank was in a cumulative asset-sensitive position for all time intervals. This means that during these periods of asset sensitivity, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will improve. Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity.


                         INTEREST RATE SENSITIVITY GAPS
                              AS OF JUNE 30, 1996


                                      Amounts Repricing In
                                      --------------------

                                0 - 90      91 - 365     1-5     Over 5
                                 Days         Days      Years     Years
                                ------      --------    -----    ------

                                      (Millions of dollars)

Interest-earning assets         $41.5        $  2.6      $7.2     $1.6
Interest-bearing liabilities     15.1          13.2       7.6       -
                                -----        ------      ----     ----
Interest sensitivity gap        $26.4        $(10.6)     $(.4)    $1.6
                                =====        ======      ====     ====

     The mortgage division has adopted a policy intended to minimize potential interest rate risk incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security.


While other hedging techniques may be used, speculation is not allowed under the mortgage division's secondary marketing policy. As of June 30, 1996 the Bank had in place purchase commitment agreements terminating from July to October with respect to an aggregate of approximately $22.1 million.

       Attempting to minimize the interest-rate sensitivity gap is a continual challenge in a changing interest rate environment.

RESULTS OF OPERATIONS

     The primary source of revenue for the Bank is net interest income, which is the difference between income on interest-earning assets, such as investment securities and loans, and interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") of interest-earning assets and the various rate spreads between the interest-earning assets and the Bank's funding sources. Changes in net interest income from period to period result from increases or decreases in volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning-asset portfolio (which includes loans) and the availability of particular sources of funds, such as non-interest bearing deposits.

     The Bank's increase in interest income from $1,533,977 for the six months ended June 30, 1995 to $2,632,467 for the six months ended June 30, 1996 is attributable to the growth of earning assets. The Bank's interest expense increased from $716,651 for the six months ended June 30, 1995 to $998,161 for the six months ended June 30, 1996. The increase in interest expense is primarily the result of higher average market rates in the first six months of 1996 compared to the first six months 1995, in addition to a higher level of average deposits in the first six months of 1996 compared to the first six months of 1995. For the six months ended June 30, 1996 and 1995, interest expense accounted for 25% and 22% of total expenses, respectively. The increase in the Bank's interest income from $813,962 for the three months ended June 30, 1995 to $1,343,869 for the three months ended June 30 ,1996 was the result of a higher average balance of Commercial Bank loans in addition to a higher level of mortgage loans held for sale. The increase in the Bank's interest expense from $376,060 for the three months ended June 30 ,1995 to $501,213 for the three months ended June 30, 1996 was the result of a higher level of average deposits. For the three months ended June 30, 1996 and 1995, interest expense accounted for 25% and 22% of total expenses, respectively.

     Net interest income for the first six months of 1996 was $1,634,306. The Bank's net interest margin for the first quarter 1995 was 6.6%. Interest spread, which represents the difference between average yields on earning assets and average rates paid on interest-bearing liabilities, was 6.3%. Net interest income, net interest margin and interest spread for the first six months 1995
were $817,326, 3.6% and 3.9%, respectively.   Net interest income for the three
months ended June 30, 1996 was $842,656 compared to $437,896 for the three months June 30, 1995. Net interest margin and interest spread for the three months ended June 30, 1996 were 6.1% and 5.8%, respectively compared to 3.5% and 3.9%, respectively for the first three months of 1995. The increase in net interest income, net interest margin, and interest spread is primarily the result of fee income associated with the closings of mortgage loans held for sale. These mortgage fees are accounted for as interest income. The Bank closed $251.6 million of mortgage loans in the first six months of 1996 compared to $114.3 million in the first six months of 1995.

     The Bank made provisions to the allowance for loan losses in the total amount of $30,000 during the first six months of 1995. The Bank did not make a provision to the allowance for loan losses in the first six months of 1996 as a result of the large classified loan being paid in full. During the first six months of 1996, the Bank had charge offs of $154,516. During the first six months of 1995, the Bank had no charge-offs.

     Other income was $1,973,608 for the first six months of 1996, compared to $1,839,343 for the first six months of 1995. The increase was primarily related to an increase in gestation fee income as a result of a higher level of mortgage
production in 1996.     Other expenses were $2,408,101 in the first three six of
1995, compared to $3,047,451 in the first six months of 1996.   The increase in
other expenses in the first six months of 1996 was related to an increase in outsourced quality control and post closing expenses related to a higher volume of mortgage production and a higher level of salaries and benefits. Other income was $941,552 for the second quarter 1995 compared to $915,622 for the second quarter 1995 . The decrease in other income for the second quarter 1996 was the result of a smaller gain on sale of mortgage servicing rights. Other expenses totaled $1,248,652 for the second quarter of 1995 compared to $1,522,709 for the second quarter 1995. The increase in other expense was a result of an increase in salaries and benefits resulting from the addition of two staff persons in the mortgage division.

     The Company had net income of $330,994 for the first six months of 1996, compared to net income of $124,746 for the first six months of 1995. The increase in net income is reflective of the 1995 costs associated with the exploration of a trust department and a higher level of commercial loans and
mortgage loans held for sale in 1996.   The Company had income of $136,928 for
the second quarter 1996 compared to $45,974 in the second quarter 1995.

EFFECTS OF INFLATION

     Assets and liabilities of financial institutions are virtually all monetary in nature. Therefore, inflation does not affect a financial institution as strongly as do changes in interest rates. While the general level of inflation does underlie most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Inflation affects operating expenses in that salaries, supplies and outside services tend to increase during periods of high inflation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities -  None

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     3.1 Articles of Incorporation of the Company. Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the "Form S-4")

     3.2 Bylaws of the Company. Incorporated by reference from Exhibit 3.2 to the Form S-4.

     11.  Statement regarding computation of per share earnings

     27.  Financial Data Schedule

(b)  Reports on Form 8-K     -     None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CRESCENT BANKING COMPANY
                                       ---------------------------
                                       (Registrant)



Date:     August 6, 1996               /s/ J. Donald Boggus, Jr.
       ----------------------          --------------------------------------
                                       J. Donald Boggus, Jr.
                                       President, Chief Executive Officer and
                                       Chief Financial Officer

                                 INDEX TO EXHIBITS

Exhibit
- -------

3.1 Articles of Incorporation of the Company. Incorporated by reference from Exhibit 3.1 to the Company's
                         Registration Statement on Form S-4 dated January 27,
                         1992, File No. 33-45254 (the "Form S-4")

3.2 Bylaws of the Company. Incorporated by reference from Exhibit 3.2 to the Form S-4.

11.                      Statement Regarding Computation of Per Share
                         Earnings.

27.                      Financial Data Schedule.