Form 10QSB
period 1996-09-30
CRESCENT BANKING CO
filed 1996-11-12
CIK 883476

                     UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
      EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
      EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

                          Commission File No. 0-20251

                           Crescent Banking Company
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Georgia                                      58-1968323
 ------------------------                 ------------------------------------
 (State of Incorporation)                 (I.R.S. Employer Identification No.)


                     251 Highway 515, Jasper, GA     30143
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                (706) 692-2424
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Common stock, $1.00 par value per share, 704,854 shares issued and outstanding as of November 11, 1996. 3,334 shares are held as treasury stock.


                       Exhibit Index located on page 17.

                           CRESCENT BANKING COMPANY

                                     INDEX



PART 1.     FINANCIAL INFORMATION                                   PAGE NO.

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets                                 3

            Consolidated Statements of Operations                       4

            Consolidated Statements of Cash Flows                       5

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations            8


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                          15

Item 2.     Changes in Securities                                      15

Item 3.     Defaults Upon Senior Securities                            15

Item 4.     Submission of Matters to a Vote of Security Holders        15

Item 5.     Other Information                                          15

Item 6.     Exhibits and Reports on Form 8-K                           15

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              September 30     December 31
                                                                  1996             1995
                                                              ------------     ------------
ASSETS
Cash and due from banks                                       $  3,154,300     $  1,791,026
Federal funds sold                                                      --        1,020,000
Interest bearing deposits in other banks                            82,777        3,551,138
Federal Home Loan Bank stock, at cost                              736,200          736,200
Securities held for investment, at cost (fair  value of
  approximately $755,477  at  September 30, 1996  and
  $797,710 at December 31, 1995)                                   763,607          802,233

Mortgage loans held for sale                                    27,613,638       17,361,494
Loans                                                           26,911,027       24,200,956
Less allowance for loan losses                                    (400,753)        (566,071)
                                                              ------------     ------------
  Loans, net                                                    26,510,274       23,634,885

Premises and equipment, net                                      2,173,830        2,182,169
Other  real estate                                                 700,250          150,000
Purchased mortgage servicing rights                              3,664,144        4,510,966
Other assets                                                     2,414,378        1,643,555
                                                              ------------     ------------

                                                              $ 67,813,398     $ 57,383,666
                                                              ============     ============

LIABILITIES
Deposits
    Noninterest -bearing demand deposits                      $ 11,115,629     $  7,643,492
    Interest -bearing demand                                     6,640,854        5,471,789
    Savings                                                      3,654,427        5,533,535
    Time, $100,000 and over                                      6,335,918        5,859,788
    Other time                                                  21,767,888       15,989,405
                                                              ------------     ------------
               Total deposits                                   49,514,716       40,498,009

Drafts payable                                                   7,673,540        8,766,438
Deferred taxes payable                                             656,478          357,405
Federal funds purchased                                            100,000               --
Warehouse line of credit borrowings                              1,550,000               --
Accrued interest and other liabilities                             767,890          636,217
                                                              ------------     ------------
    Total liabilities                                           60,262,624       50,258,069

SHAREHOLDERS' EQUITY
Common stock, par value $1.00; 2,500,000 shares authorized;
    Issued and outstanding shares - 704,854 at 9/30/96
    and   12/31/95                                                 704,854          704,854
Surplus                                                          6,355,686        6,355,686
Retained earnings                                                  526,325          101,148
Less cost of 3,334 shares acquired for the treasury                (36,091)         (36,091)
    Total stockholders' equity                                   7,550,774        7,125,597
                                                              ------------     ------------
                                                              $ 67,813,398     $ 57,383,666
                                                              ============     ============

See notes to Consolidated Financial Statements.



CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the three months end       For the nine months ended
                                               September 30                   September 30,
                                             1,996         1,995            1,996         1,995
                                        ---------------------------    ---------------------------
Interest income
Interest and fees on loans                   677,781       533,541        2,023,225     1,368,874
Interest and fees on mortgage loans
    held for sale                            502,660       273,980        1,662,542       716,569
Interest on  securities:
     Taxable                                  19,496        23,122           67,859        65,627
     Nontaxable                                3,838            --           11,514            --
Interest on deposits in other banks           18,447        18,383           56,342       141,732
Interest on Federal funds sold                15,692        32,046           48,899       122,247
                                        ---------------------------    ---------------------------
                                           1,237,914       881,072        3,870,381     2,415,049
Interest expense
Interest on deposits                         526,146       412,022        1,482,013     1,127,149
interest on other borrowings                  17,762           791           60,056         2,315
                                        ---------------------------    ---------------------------
                                             543,908       412,813        1,542,069     1,129,464


Net interest income                          694,006       468,259        2,328,312     1,285,585
Provision for loan losses (Note 4)                --       431,937               --       461,937
                                        ---------------------------    ---------------------------
Net interest income after provision
    for loan losses                          694,006        36,322        2,328,312       823,648

Other income
Service charges on deposit accounts           46,864        39,206          144,789       125,126
Mortgage servicing fee income                189,090       267,188          508,681       713,293
Gestation fee income                         205,210       209,415          714,580       341,754
Gains on sale of  mortgage
  servicing rights                           262,990       182,114          624,345       725,662
Gains on sale of  mortgage
  loans held for sale                        286,821       386,861          947,429       972,130
Other                                         23,739         9,865           48,498        56,027
                                        ---------------------------    ---------------------------
                                           1,014,714     1,094,649        2,988,322     2,933,992

Other expenses
Salaries and employee benefits               670,682       636,155        2,037,012     1,660,065
Net occupancy and equipment expense          103,660        68,305          271,160       181,265
Supplies, postage, and telephone              95,615        89,342          311,756       234,350
Advertising                                   77,608        79,103          239,641       219,722
Insurance expense                             18,976        19,560           66,077       110,006
Depreciation and amortization                207,787       187,731          530,359       509,256
Legal and professional                       140,389       132,849          498,831       254,375
Director  fees                                32,900        22,275           81,350        60,352
Mortgage subservicing expense                 67,643        90,653          187,907       253,390
Other                                        105,013        91,598          343,631       342,891
                                        ---------------------------    ---------------------------
                                           1,520,273     1,417,571        4,567,724     3,825,672

Income before income taxes                   188,447      (286,600)         748,910       (68,032)
Applicable income taxes                       94,264           --           323,733            --
                                        ---------------------------    ---------------------------

Net income                                    94,183      (286,600)         425,177       (68,032)

Per share of common stock
     Net income                                $0.13        ($0.41)           $0.60        ($0.10)
     Cash dividends                               --        $0.125               --        $0.250

Weighted average shares
   outstanding                               704,854       703,132          704,854       704,097


CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                          For the nine months ended
                                                                                September 30,
                                                                              1996         1995
                                                                          ------------------------
OPERATING ACTIVITIES
Net Income                                                                   $425,177    ($68,032)
Adjustments to reconcile net income  to net
        cash provided by (used in) operating activities:
            Provision for loan loss                                                 -     461,937
            Depreciation and amortization                                     530,359     509,256
            Provision for deferred taxes                                      299,073           0
            Gains on sales of mortgage servicing rights                      (624,345)   (725,662)
            Increase in mortgage loans held for sale                      (10,252,144) (1,672,895)
            Increase in interest receivable                                  (124,896)   (148,697)
            Increase (decrease)  in drafts payable                         (1,092,898)  1,634,211
            Increase in interest payable                                      (47,970)    (19,315)
            Decrease (increase) in other assets and liabilities, net         (492,026) (1,320,532)
                                                                          ------------------------
Net cash provided by operating  activities                                (11,379,670) (1,349,729)



INVESTING ACTIVITIES
Net decrease in interest-bearing deposits
            in other banks                                                  3,468,361   1,003,321
Purchase of Community Financial Services, Inc, stock                               --    (165,975)
Proceeds from maturities of securities held to maturity                        38,626      56,869
Acquisition of purchased mortgage servicing rights                         (3,806,176) (4,461,448)
Proceeds from sales of purchased mortgage
             servicing rights                                               4,958,381   4,999,135
Decrease in Federal funds sold, net                                         1,020,000     (80,000)
Net increase in loans                                                      (3,425,639) (5,847,280)
Purchase of premises and equipment                                           (177,316)   (225,827)
                                                                          ------------------------
Net cash used in investing activities                                       2,076,237  (4,721,205)

FINANCING ACTIVITIES
Net increase in deposits                                                    9,016,707   6,145,599
Net increase in mortgage  warehouse borrowings                              1,650,000           -
Principal payments on capital lease obligations                                    -      (22,444)
Purchase of treasury shares                                                        -      (36,091)
Proceeds from issuance of common stock                                             -        6,000
Dividends paid                                                                     -     (176,139)
                                                                          ------------------------
Net cash provided by financing activities                                 10,666,707   5,916,925

Net increase (decrease) in cash and cash equivalents                        1,363,274    (154,009)
Cash and cash equivalents at beginning of year                              1,791,026   2,238,149
                                                                          ------------------------
Cash and cash equivalents at end of year                                   $3,154,300  $2,084,140
                                                                           =========== ===========

Supplemental Disclosure of Cash Flow Information
                 Cash paid  during period for interest                     $1,590,039  $1,110,149

                                           5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996


NOTE A --- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results of operations for the full year or any interim periods.


NOTE B --- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizational costs:  The expenses associated with the formation of the Company
--------------------
were paid by the Company and capitalized as organizational costs and are being amortized on the straight-line method over five years.

Earnings (loss) per share:  Earnings (loss) per share have been computed using
-------------------------
the weighted average number of shares outstanding during each period.

Cash flow information:  For purposes of the statements of cash flows, cash
---------------------
equivalents include amounts due from banks and federal funds sold.

Reclassifications:  Certain amounts as previously reported have been
-----------------
reclassified to conform to the current period presentation.


NOTE C---SERVICING PORTFOLIO

The Bank services residential loans for various investors under contract for a fee. As of September 30, 1996, the Bank had purchased loans for which it provides servicing with principal balances totaling $374 million. The Bank sold $377 million of mortgage servicing rights in the first three quarters of 1996 for a net gain of $624,345.

NOTE D---INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets and liabilities at January 1, 1996 are outlined in the table below. Net deferred income tax liabilities of $656,478 and $357,405 at September 30, 1996 and December 31, 1995, respectively, are included in other liabilities.


      Deferred assets:

           Allowance for loan losses                      $  148,563
           Net operating loss carryforwards                  909,189
           Accrual to cash adjustment for income
               tax reporting purposes                         44,904
           Other                                              36,994
           Valuation allowance                                    -
                                                          -----------
                                                           1,139,650
                                                          -----------

      Deferred liabilities:

           Purchased mortgage servicing rights            $1,328,086
           Tax over book depreciation and
               capital lease obligations                     157,106
           Deferred loan fees                                      -
           Federal Home Loan Bank stock dividend              11,866

           Other                                                   -
                                                           ---------
                                                           1,497,055
                                                           ---------

           Net deferred tax liabilities                    $ 357,405
                                                           =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion sets forth the major factors which affected the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements included in this report.

SUMMARY

     The Company had a profit during the first nine months of 1996 of $425,177
compared to net loss of $68,032 for the first nine months 1995.    The increase
in year to date profit is the primary result of the increase in net interest income as a result of a higher level of commercial bank loans as well as an increase in mortgage production.

BALANCE SHEETS

     The Company experienced a 18.2% increase in total assets in the first three quarters of 1996 as the Bank's assets totaled $67.8 million as of September 30, 1996 compared to $57.4 million at December 31, 1995. The increase in the Bank's assets has been primarily related to the increase of commercial banking loans and mortgage production.

     Earning assets at September 30, 1996 (comprised of commercial bank loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $56.1 million or 82.7% of total assets as compared to December 31, 1995 when earning assets totaled $47.7 million or 83.1% of total assets. The decrease in earning assets as a percentage of total assets was the result of the Bank's higher Due from Bank balance at September month end and the foreclosure of one loan totaling $576,000 currently held as other real estate. Mortgage loans held for sale totalled $27.6 million at September 30, 1996 compared to $17.4 million at December 31,
1995.   Mortgage loans held for sale averaged $20.8 million and constituted
41.3% of average earning assets and 35.0% of average assets for the nine months ended September 30, 1996. Average commercial bank loans of $25.7 million constituted 51.0% of average earning assets and 43.3% of average total assets during the nine months ended September 30, 1996. Commercial banking loans totaled $26.9 million at September 30,1996 compared to $24.2 million at December 31, 1995. Generally loans tend to produce higher yields than securities and other interest-earning assets. In addition, mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by the Bank on its shorter term warehouse line of credit and regular funding sources. Therefore, absolute volume of commercial loans and mortgage loans held for sale and the volume as a percentage of total earning assets is an important determinant of net interest margin.

     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are managed in order to minimize the Company's exposure to interest rate risk. At September 30, 1996, interest-bearing deposits in other banks, investment securities, and federal
funds sold were $846,384 compared to $5.4 million at December 31, 1995.   The
decrease in liquid funds was the result of the increase of mortgage loans held for sale and commercial banking loans during the first three quarters.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. The allowance for loan losses totaled $400,753 or 1.49% of total loans at September 30, 1996, compared to $566,071 or 2.34% of total loans at December 31, 1995. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     As a result of management's policy of ongoing review of the loan portfolio, loans may be considered for classification as non-accrual when it is not reasonable to expect collection of interest under the original terms. As of September 30, 1996, the Bank had $272,871 of loans accounted for on a non-accrual basis, $346,967 contractually past due more than 90 days and no loans considered to be troubled debt restructurings, as defined by Financial Accounting Standards Board Statement No. 15 ("FASB #15"). As of December 31, 1995, the Bank had $15,589 of loans accounted for on a non-accrual basis, $415,589 contractually past due more than 90 days and no loans considered to be troubled debt restructurings as defined by FASB #15. Loans identified by management as potential problem loans (classified and criticized) but still on accrual totaled $419,350 and $1,662,080 at September 30, 1996 and December 31,
1995, respectively.   The Bank's policy is to discontinue the accrual of
interest on loans which are 90 days past due unless they are well-secured and in the process of collection. Interest on these loans will be recognized only when received.

     The mortgage division acquires mortgage loans from small retail-oriented originators in the Southeast through the utilization of a $18 million warehouse line of credit and its regular funding sources. Substantially all of the mortgage loans are currently being resold in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae"), and private investors after being "warehoused" for ten to 30 days. Warehoused loans must meet secondary market criteria such as amount limitations and loan to value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Bank retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Bank periodically sells a portion of its retained servicing rights in bulk form. The annual servicing fees and gains on the sale of servicing rights are an integral part of the mortgage banking operation and its contribution to net income. The Bank also currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

    For the nine months ended September 30, 1996, the mortgage division had acquired $344.9 million of mortgage loans and sold $334.7 million in the secondary market with servicing rights retained by the Bank. The Bank carried $27.6 million as mortgage loans held for sale on the balance sheet as sales of the loans were pending. As of September 30, 1996, capitalized cost of $3.7 million related to the purchase of the mortgage loans and associated servicing rights was carried on the balance sheet as purchased mortgage servicing rights. The Bank is amortizing the purchased mortgage servicing rights over an accelerated period. The Bank sold $377 million of mortgage servicing rights in the first three quarters of 1996 for a gain of $624,345. As of September 30, 1996, the Bank held the rights with respect to loans with unpaid principal
balances totaling $373.6 million.    The market value of the servicing portfolio
is contingent upon many factors including interest rate environment, estimated life of the servicing portfolio, loan quality of the servicing portfolio and coupon rate of the loan portfolio. There can be no assurance that the Bank will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's deposits increased $9.0 million to total $49.5 million at September 30, 1996. The increase in deposits resulted from normal deposit growth. Interest-bearing deposits represented 78% of total deposits at September 30, 1996, with certificates of deposit representing 73% of total interest-bearing deposits, compared to December 31, 1995 when interest-bearing deposits represented 81% of total deposits with certificates of deposit representing 67% of total interest-bearing deposits. The decrease of interest bearing deposits as a percentage of total deposits was the result of an increase of non-interest bearing escrow deposits related to the mortgage banking operations. The composition of these deposits is indicative of the rate conscious market in which the Bank operates.

CAPITAL

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. These guidelines currently require a minimum of 8.00% of total capital to risk-adjusted assets. One-half of the required capital must consist of tangible common shareholders' equity and qualifying perpetual preferred stock ("Tier 1 capital"). The leverage guidelines specify a ratio of Tier 1 capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company and the FDIC has not advised the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. The Bank has agreed with the Department of Banking and Finance to maintain a leverage ratio of 8.0%. At September 30, 1996, the Bank's leverage ratio was 10.31%.

     As of September 30, 1996 total shareholders' equity was $7.6 million or 11.2% of total assets compared to $7.1 million or 12.4% of total assets at
December 31, 1995.   The decrease in the shareholders' equity to asset ratio
from December 31, 1995 to September 30, 1996 was the result of a 18.2% increase in total assets. As of September 30, 1996, total capital to risk-adjusted assets was 15.4%, with 14.6% consisting of tangible common shareholders' equity. In October 1996, a quarterly dividend was declared to be payable on November 15, 1996 in the amount of $.05 per share or $35,243.

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

     Average liquid assets for the nine months ended September 30, 1996 (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, mortgages held for sale net of borrowings and drafts payable and investment securities) totaled $18.6 million or 40% of average deposits. Average liquid assets totaled $19.4 million or 51% of average deposits at December 31, 1995.

     Average loans were 55% and 49% of average deposits for September 30, 1996 and December 31, 1995, respectively. Average deposits were 92% and 94% of average earning assets for September 30, 1996 and December 31, 1995, respectively.

     The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. In addition to the $18 million warehouse line of credit, the Bank also maintains a federal funds line of credit totalling $4.6 million. A contingent funding line of credit is maintained by Crescent Mortgage Services, Inc. totaling $25 million. Management believes its liquidity sources are adequate to meet its operating needs.

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

     The following table shows the interest sensitivity gaps for four different time intervals as of September 30,1996. The Bank was in a cumulative asset-sensitive position for all time intervals. This means that during these periods of asset sensitivity, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net
interest margin will improve.    Since all interest rates and yields do not
adjust at the same velocity, this is only a general indicator of rate sensitivity.


                         INTEREST RATE SENSITIVITY GAPS
                            AS OF SEPTEMBER 30, 1996

                                      Amounts Repricing In
                              -------------------------------------

                              0 - 90   91 - 365     1-5   Over 5
                               Days      Days      Years   Years
                              ------   --------    -----  ------

                                      (Millions of dollars)

Interest-earning assets       $ 43.3   $    3.4    $ 7.8  $  1.6
Interest-bearing liabilities    17.7       13.7      8.8      __
                              ------   --------    -----  ------
Interest sensitivity gap      $ 25.6   $  (10.3)   $(1.0) $  1.6
                              ======   ========    =====  ======

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

While other hedging techniques may be used, speculation is not allowed under the mortgage division's secondary marketing policy. As of September 30, 1996 the Bank had in place purchase commitment agreements terminating from October to December with respect to an aggregate of approximately $26.0 million.

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

     The Bank's increase in interest income from $2,415,049 for the nine months ended September 30, 1995 to $3,870,381 for the nine months ended September 30, 1996 is attributable to the growth of earning assets. The Bank's interest expense increased from $1,129,464 for the nine months ended September 30, 1995 to $1,542,069 for the nine months ended September 30, 1996. The increase in interest expense is primarily the result of higher average market rates in the first nine months of 1996 compared to the first nine months 1995, in addition to a higher level of average deposits in the first nine months of 1996 compared to the first nine months of 1995. For the nine months ended September 30, 1996 and 1995, interest expense accounted for 25% and 22% of total expenses, respectively. The increase in the Bank's interest income from $881,072 for the three months ended September 30, 1995 to $1,237,914 for the three months ended September 30 ,1996 was the result of a higher average balance of Commercial Bank loans in addition to a higher level of mortgage loans held for sale. The increase in the Bank's interest expense from $412,813 for the three months ended September 30 ,1995 to $543,908 for the three months ended September 30, 1996 was the result of a higher level of average deposits. For the three months ended September 30, 1996 and 1995, interest expense accounted for 26% and 22% of total expenses, respectively.

     Net interest income for the first nine months of 1996 was $2,328,312. The Bank's net interest margin for the nine months ending September 30, 1996 was 6.2%. Interest spread, which represents the difference between average yields on earning assets and average rates paid on interest-bearing liabilities, was 5.8%. Net interest income, net interest margin and interest spread for the first nine months 1995 were $1,285,585, 4.5% and 4.6%, respectively. Net interest income for the three months ended September 30, 1996 was $694,006 compared to $468,259 for the three months September 30, 1995. Net interest margin and interest spread for the three months ended September 30, 1996 were 5.9% and 5.7%, respectively compared to 4.6% and 4.8%, respectively for the three months ended September 30, 1995. The increase in net interest income, net interest margin, and interest spread is primarily the result of fee income associated with the closings of mortgage loans held for sale. These mortgage fees are accounted for as interest income. The Bank closed $344.9 million of mortgage loans in the first nine months of 1996 compared to $218.2 million in the first nine months of 1995.

     The Bank made provisions to the allowance for loan losses in the total amount of $461,937 during the first nine months of 1995. The Bank did not make a provision to the allowance for loan losses in the first nine months of 1996 as a result of a large classified loan being paid in full. During the first nine months of 1996, the Bank had charged off loans totaling $158,399. During the first nine months of 1995, the Bank had $187,603 of loans charged off.

     Other income was $2,988,322 for the first nine months of 1996, compared to $2,933,992 for the first nine months of 1995. The increase was primarily related to an increase in gestation fee income as a result of a higher level of mortgage production in 1996. Other expenses were $3,825,672 in the first nine
months of 1995, compared to $4,567,724 in the first nine months of 1996.   The
increase in other expenses in the first nine months of 1996 was related to an increase in outsourced quality control and post closing expenses related to a higher volume of mortgage production and a higher level of salaries and benefits. Other income was $1,094,649 for the third quarter 1995 compared to $1,014,714 for the third quarter 1996 . The decrease in other income for the third quarter 1996 was the result of a lower mortgage servicing fees due to the large first quarter sale of servicing rights. Other expenses totaled $1,417,571 for the third quarter of 1995 compared to $1,520,273 for the third quarter 1995. The increase in other expense was a result of an increase in salaries and benefits resulting from the addition of two staff persons in the mortgage division.

     The Company had net income of $425,714 for the first nine months of 1996, compared to net loss of $68,032 for the first nine months of 1995. The increase in net income is reflective of the 1995 costs associated with the exploration of a trust department and a higher level of commercial loans and
mortgage loans held for sale in 1996.   The Company had income of $93,733 for
the second quarter 1996 compared to a net loss of $286,600 in the third quarter 1995.

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


                                         CRESCENT BANKING COMPANY
                                         ---------------------------
                                         (Registrant)



Date:     November 11, 1996               /s/ J. Donald Boggus, Jr.
       ---------------------------------  ------------------------------------
                                          J. Donald Boggus, Jr.
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit
-------

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