Form 10KSB40
period 1996-12-31
CRESCENT BANKING CO
filed 1997-03-31
CIK 883476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-KSB

   x    Annual Report under Section 13 of the Securities Exchange Act of
------- 1934 for the Fiscal Year ended   December 31, 1996 (Fee required)


------- Transition report under Section 13 of 15(d) of the Securities Exchange
        Act of 1934 (No fee required)


                          Commission File No. 0-20251
                           CRESCENT BANKING COMPANY
                           ------------------------
                (Name of Small Business Issuer in Its Charter)

           Georgia                                  58-1968323
----------------------------------          -------------------------
(State or Other Jurisdiction              (I.R.S. Employer Identification No)
 of Incorporation or Organization)

        251 Highway 515                                30143
---------------------------------------         ---------------------
(Address of Principal Executive Offices)              (Zip Code)

                              (706) 692-2424
               -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

 Title of Each Class Securities registered under Section 12(b) of the Exchange
                               Act:  None

                Name of Each Exchange on which Registered:  None

 Title of Each Class Securities registered under Section 12(g) of the Exchange
                                      Act:

                         Common Stock, $1.00 par value
                                (Title of Class)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or (15) d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                   ----   -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.      X
                                       ---------

     The Company's revenues for its fiscal year ended December 31, 1996 were $7.5 million.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as March 24, 1997 was $14.00. The number of shares outstanding of the Company Common Stock as of March 24, 1997 was 704,854.

     Portions of the Company's 1996 Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report") are incorporated by reference into Parts I and II of this Form 10-KSB.

     Portions of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

     Crescent Banking Company (the "Company") is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended, and with the Georgia Department of Banking and Finance (the "Georgia Department") under the Financial Institutions Code of Georgia. The Company was incorporated on November 19, 1991, to facilitate a reorganization (the "Reorganization") pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Reorganization was completed on May 1, 1992. Through the Bank, the Company provides a broad range of banking and financial services in the areas surrounding Jasper, Georgia, and wholesale mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast. The Company owns 100% of Crescent Mortgage Services, Inc. ("CMS"), which offers wholesale mortgage banking services in the New England states and provides servicing for residential mortgage loans. As of December 31, 1996, the Company and subsidiaries had total assets of approximately $74.7 million, total deposits of approximately $55.8 million and shareholders' equity of approximately $7.7 million.

     The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC.

     CMS was incorporated as a separate subsidiary of the Company on October 11, 1994, to engage in the servicing of mortgage loans. CMS is an approved servicer of mortgage loans sold to Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and private investors. In December 1996, CMS opened a wholesale mortgage banking operation in the Northeast United States.

BUSINESS STRATEGY

     The Company currently intends to expand and diversify its operations into new lines of business through the Bank and CMS, including in plans to engage in FHA/VA mortgage lending in 1997. As part of its diversification efforts, CMS opened a wholesales mortgage banking operation in the Northeast with an office located in Manchester, New Hampshire.

COMMERCIAL BANKING OPERATIONS

     The Bank's commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. The Bank considers its primary market area for commercial banking services to be Pickens County, Bartow County and surrounding areas of Dawson, Cherokee and Gilmer Counties, Georgia, which are north of Atlanta. While the Bank provides most traditional banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured consumer and business loans.

     The retail nature of the Bank's commercial banking operations allows for diversification of depositors and borrowers, and management believes the Bank is not dependent upon a single or a few customers. Most of the Bank's deposits are attracted from individuals and small- to moderate-sized business related sources. No material portion of the Bank's commercial banking loans is concentrated within a single industry or group of related industries.

MORTGAGE BANKING OPERATIONS

     The Company currently originates, sells and services mortgage loans through the Mortgage Division of the Bank and CMS. The Bank and CMS acquires mortgage loans from small retail-oriented originators in the North and Southeast. Substantially all of the mortgage loans are currently being resold after being "warehoused" for 10 to 30 days, with associated servicing rights sold or retained, in the secondary market to Freddie Mac, Fannie Mae, and private investors. To the extent that the Company retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees. Loans that are resold with associated servicing rights released include a premium for such servicing in the sale price paid to the Company.

     Mortgage loan purchases are funded through loan sales, a warehouse line of credit with the Federal Home Loan Bank of Atlanta, Paine Webber and the Bank's regular funding sources. Prior to being resold, mortgage loans held generally generate net interest income due to the Company seeking to maintain a positive spread on the rates of interest paid to the Company on the mortgage loans as compared to the rates of interest paid by the Company on its funding sources. Pending resale, the Company does incur interest rate risk that affects the value of such mortgage loans. The Company also generates ancillary income through late fees, mortgage life insurance commissions and assumption fees, in addition to servicing fees and gestation fee income.

     The Company attempts to minimize potential interest rate risks incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed, by either having in place commitments to purchase the loans from the Company through the secondary market, or purchasing an option to deliver to the secondary market a mortgage-backed security. Other "hedging" techniques may also be used to minimize interest rate risk, but speculative secondary market activities are not engaged in. The success of the Company's mortgage banking operations is highly dependent on the efforts of Robert C. KenKnight, the Bank's Executive Vice President for Mortgage Banking Operations, and President of CMS.

     The Company's mortgage banking business is not dependent on any particular mortgage loan originators or borrowers. Such business does depend upon a reliable sources of warehouse credit to fund the origination and holding of mortgage loans pending securitization.

SEASONALITY

     While the Bank does not consider its commercial banking business to be seasonal, the Company's mortgage banking business is somewhat seasonal, with the volume of home financings, in particular, being lower during the winter months.

COMPETITION

     The Bank's Commercial and Mortgage Divisions operate in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers, insurance companies, locally and regionally and nationally, certain of which compete with offerings by mail, telephone, computer and/or the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel may be other important competitive factors, and are emphasized by the Bank.

     In addition to the Bank, three other commercial banks have offices in the Jasper area of Pickens County. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within a short distance of the Bank's market area. Virtually, every type of competition for business of the type served by the Bank has offices in Atlanta, approximately 50 miles away from Jasper. These institutions have greater resources, broader geographic markets and higher lending limits, may offer various services that the Bank does not offer, and can better afford and make broader use of media advertising, support services, and electronic technology than can the Bank. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, personal service, greater community involvement and its ability to make credit and other business decisions quickly.

     The wholesale mortgage banking business is also intensely competitive locally, regionally and nationally. The Company competes with thrifts, commercial banks, mortgage companies, insurance companies, and securities firms having local, regional and national operations with respect to the purchase, servicing and sale of mortgage loans. Many of such institutions have substantially greater resources than the Company.

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's and the Bank's businesses. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank. Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company common stock.

     BANK HOLDING COMPANY REGULATION. As a bank holding company registered with the Federal Reserve under the BHC Act, and with the Georgia Department under the Georgia Financial Institutions Code, the Company is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department.

     The Company is required to file with the Federal Reserve its periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve examines the Company and may examine its subsidiaries. The Georgia Department also may examine the Company.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident thereto.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching effective June 1, 1997.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase or de novo non-baking activity previously approved by order of the Federal Reserve, but not yet implemented by regulations, assuming the size of the acquisition or proposed activity does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital.

     On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of EGRPRA. Among other things, these amendments to Federal Reserve Regulation Y to reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well managed holding companies; expand the list of non-banking activities permitted under Regulation Y and reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions that include provisions that allow banks greater flexibility to package products with their affiliates.

     The Company is a legal entity separate and distinct from the Bank and its other Subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank Subsidiaries, including CMS. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

     The Company is also regulated by the Georgia Department. The Financial Institutions Code requires annual registration with the Georgia Department by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations and management of intercompany relationships of the bank holding company and its subsidiaries and related matters. The Georgia Department may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the Georgia Department have been complied with.

     BANK REGULATION. As a Georgia bank whose deposits are insured by the FDIC's Bank Insurance Fund ("BIF") maintained by the FDIC, the Bank is subject to regulation and examination by the Georgia Department and by its primary federal regulator, the FDIC. The Georgia Department and the FDIC regulate and monitor all of the Bank's operations, including reserves, loans, mortgages, payments of dividends, interest rates and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates.

     There are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit or otherwise supply funds to the Company and its subsidiaries. Dividends from the Bank are expected to constitute the Company's major source of funds for any cash dividends to be paid on the Common Stock. Under Georgia law, the Georgia Department's approval of a dividend by the Bank is not required if each of the following conditions is met:
(1) total classified assets at the most recent examination of the Bank do not exceed 80% of equity capital as reflected at such examination; (2) the aggregate amount of dividends to be paid in the calendar year does not exceed 50% of the Bank's net profits, after taxes but before dividends, for the previous year; and
(3) the ratio of the Bank's equity capital to its adjusted total assets is not less than 6%.

     The FDIC has the general authority to limit the dividends paid by insured banks if such payment may be deemed to constitute an unsafe and unsound
practice.   The FDIC has indicated that paying dividends that deplete a state non-member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The FDIC regularly examines the Bank and has the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. Furthermore, the FDIC has the right to prevent or remedy unsafe or unsound banking practices or other violations of law.

     Deposits in the Bank are insured by the BIF to the full extent provided by law, for which the Bank pays deposit insurance premiums. In September 1992, the FDIC first adopted a risk-based premium schedule which increased the assessment rates for depository institutions and which subsequently has been modified. Under this risk-based system each financial institution will be assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized (see "FDICIA" below), and further assigned to one of three subgroups within a capital group on the basis of supervisory and other information relevant to the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to BIF. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During 1996, the Bank paid $7,759 in BIF deposit insurance premiums.

     During its 1996 Session, the Georgia Legislature adopted legislation effective July 1, 1996, that permits, subject to the prior approval of the Georgia Department, banks in Georgia to establish new branch banks in up to three counties in Georgia. Statewide branching will be permissible after June 30, 1998. Branch banks established pursuant to the acquisition of existing depository institutions are not counted towards the three new branch bank limitation. Other legislation that was passed recently by the Georgia Legislature deletes the reciprocity requirements for interstate acquisitions, and will permit bank holding companies to enter Georgia by acquiring banks in Georgia that are at least five years old and banks to merge across state lines beginning July 1, 1997.

     MORTGAGE BANKING REGULATION. CMS is licensed and regulated as a "mortgage banker" by the Georgia Department. It is also qualified as a Freddie Mac servicer and CMS must meet the requirements of such corporations and various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

     CAPITAL REQUIREMENTS. The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and national and state member banks. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of subordinated debt, non qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

     In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and the FDIC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

     The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order or written directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     The Federal Reserve has adopted changes to its risk-based and leverage ratio requirements applicable to bank holding companies and state-chartered member banks that require that all intangibles, including core deposit intangibles, purchased mortgage servicing rights ("PMSR's") and purchased credit card relationships ("PCCR's") be deducted from Tier 1 capital. The changes, however, grandfather identifiable assets (other than PMSR's and PCCR's) acquired on or before February 19, 1992, and permit the inclusion of readily marketable PMSR's and PCCR's to be included in Tier 1 capital only up to the lesser of (i) 90% of their fair market value, and (ii) 100% of the remaining unamortized book value of such assets. The FDIC has adopted substantially similar regulations.

     As of December 31, 1996, the Company had Tier 1 capital and total capital of approximately 13.8% and 14.4% of risk-weighted assets, and the Bank had Tier 1 capital and total capital of approximately 11.6% and 12.3% of risk-weighted assets. As of December 31, 1996, the Company had a leverage ratio of Tier 1 capital to total average assets of approximately 10.7% and the Bank had a leverage ratio of Tier 1 capital to total average assets of approximately 9.0%. The Company has not been informed of a particular leverage capital requirement applicable to it, however, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8%.

     The Georgia Department also expects bank holding companies to maintain minimum levels of primary capital and adjusted primary capital on a consolidated basis (generally 5% of total assets). Under Georgia Department policies, the components of primary capital include common stock, perpetual preferred stock, surplus, undivided profits, mandatory convertible instruments, allowances for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt instruments. While Georgia's policies do not require the risk-weighing of assets as the Federal Reserve's risk-based capital rules do, the Georgia Department assumes that moderate degrees of risk exist. If it discovers high amounts of risk or significant non-banking activities, the Georgia Department may require higher capital ratios. Further, the written policies of the Georgia Department require that Georgia banks generally maintain a minimum ratio of primary capital to total assets of 6.0%.


     The table which follows sets forth certain capital information of the Company and Bank as of December 31, 1996:

Capital Adequacy
(Dollars in thousands)
                                             Company                                         Bank
                                             -------                                         -----
                                             Amount                    Percent               Amount                    Percent
Leverage Ratio:                              -------                   -------               -------                   -------
     Actual                                  $7,471                     10.7%                 $6,059                     9.0%
     Minimum Required (1)                    $3,501                      5.0%                 $5,401                     8.0%(2)

Risk-Based Capital:
Tier 1 Capital
     Actual                                  $7,471                     13.8%                 $6,059                    11.6%
     Minimum Required                        $2,169                      4.0%                 $2,085                     4.0%

Total Capital:
     Actual                                  $7,809                     14.4%                 $6,394                    12.3%
     Minimum Required                        $4,337                      8.0%                 $4,169                     8.0%



(1) Represents the highest minimum requirement. Institutions that are contemplating acquisitions anticipating or experiencing significant growth may be required to maintain a substantially higher leve rage ratio.

(2)    Results from an agreement with the Georgia Department.

     Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate-risk component to risk-based capital requirements.

     On December 20, 1996, the FDIC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component of Sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rate. When regulators evaluate this component, consideration is expected to be given to management's ability to identify, measure, monitor and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify measure, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

FIDICIA


     FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. These standards are not expected to have any material effect on the Company and the Bank.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.


FDIC INSURANCE ASSESSMENTS

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC Bank Insurance Fund ("BIF"). In 1995, the FDIC adopted a new risk-based deposit insurance premium scheme to
determine the assessment rates for BIF-insured depository institutions.   Each
financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 1995, the Bank paid $76,233 in BIF deposit premiums.

     The FDIC's Board of Directors voted on November 26, 1996, to retain the 1996 BIF assessment schedule of 0 to 27 basis points (annual rates) for the first semiannual period of 1997, and to collect an assessment against BIF-assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the FDIC Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996 by crediting such amount against each BIF member's first semiannual assessment in 1997. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The actual assessment rates for FICO for 1997 have been set at 1.30 basis points on an annual basis for BIF-assessable deposits.

     BIF and SAIF assessment rates are designed to increase the reserve ratios (i.e., the ratios of reserves to insured deposits) of these funds to 1.25%. During 1995, the BIF reached 1.25%. As a result, the FDIC refunded BIF premiums in September 1995, and reduced BIF premiums with a nominal payment of $2,000 per year for the best-rated banks.

     EGRPRA also recapitalized the FDIC's Saving Association Insurance Fund ("SAIF") in order to bring it into parity with the Bank Insurance Fund ("BIF") of the FDIC. As part of this recapitalization, holdings of SAIF-insured deposits were subjected to a one-time special deposit insurance assessment. The Bank held no SAIF deposits and was not subject to such special assessment.

COMMUNITY DEVELOPMENT ACT

     The Community Development Act has several titles. Title I provides for the establishment of community development financial institutions to provide equity investments, loans and development services to financially undeserved communities. A portion of this Title also contains various provisions regarding reverse mortgages, consumer protection for qualifying mortgages and hearings for home equity lending, among other things. Title II provides for small business loan securitization and securitizations of other loans, including authorizing a study on the impact of additional securities based on pooled obligations. Small business capital enhancement is also provided. Title III of the Act provides for paperwork reduction and regulatory improvement, including certain examination and call report issues, as well as changes in certain consumer compliance requirements, certain audit requirements and real estate appraisals, and simplification and expediting processing of bank holding company applications, merger applications and securities filings, among other things. It also provides for commercial mortgage-related securities to be added to the definition of a "mortgage-related security" in the Exchange Act. This will permit commercial mortgages to be pooled and securitized, and permit investment in such instruments without limitation by insured depository institutions. It also preempts state legal investment and blue sky laws related to qualifying commercial mortgage securities. Title IV deals with money laundering and currency transaction reports, and Title V reforms the national flood insurance laws and requirements.

LEGISLATIVE AND REGULATORY CHANGES

     Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks." Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the under capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline. Risk based deposit insurance premiums were feasibility tested through an FDIC demonstration project using private reinsurers to provide market pricing for risk based premiums.

     The United States Supreme Court in 1995 and 1996 decided in Valic that national banks could sell annuities, and in Barnett Bank that national banks could see other forms of insurance from towns of 5,000 or fewer population. The State of Georgia generally prohibits bank-affiliates from selling insurance. However, in 1996, the Georgia Departments of Insurance and Banking and Finance adopted regulations permitting the sales of certain other insurance products. The Bank has not exercised any activities permitted by these new regulations, but may do so in the future.

COMMUNITY REINVESTMENT ACT

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following their most recent CRA examinations, the Bank received a "satisfactory" CRA rating.

  Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test, the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks, will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

  Each of these lending categories will be weighted to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

  The investment test focuses on the institution's qualified investments within its service area that (i) benefit low-to-moderate income individuals and small businesses or farms, (ii) address affordable housing needs, or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test is based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

  The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as (i) the geographic distribution of the institution's branch offices and ATMs, (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test. A separate community development test will be applied to wholesale or limited purpose financial institutions.

  Institutions having total assets of less than $250 million, such as the Bank, will be evaluated under more streamlined criteria. In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

  The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Among other items under consideration are changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities
not closely related to banking.   Certain of these proposals, if adopted, could
significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company.

FISCAL AND MONETARY POLICY

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Bank cannot be predicted.

EFFECTS OF INFLATION AND CHANGING PRICES

     Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments, mortgages and mortgage servicing held for sale, and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

EMPLOYEES

          At December 31, 1996, the Company, the Bank, and CMS had 58 full-time and 12 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.


ITEM 2  - DESCRIPTION OF PROPERTY

          During 1996, the Bank conducted its business primarily through its principal executive offices for the Company, the Bank, and CMS located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia, approximately 3,000 square feet of office space in the Atlanta metropolitan area leased for its mortgage division operations and approximately 3,400 square feet of office space in Manchester, New Hampshire leased for CMS mortgage operations. The Bank's main offices are approximately 1.2 miles west of downtown Jasper, Georgia and 60 miles north of metropolitan Atlanta. The main offices are housed in a two-story office building owned by the Bank and containing approximately 9,200 square feet of finished space used for offices, operations and storage, and four teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine with a 24-hour-a -day access. The main office facility opened for business on January 29,1990 and is in good condition. The lease term for the Bank's mortgage division offices expires in August 1999. The term for CMS New Hampshire office expires in December 1998.

          In addition, the Bank leases approximately 268 square feet for its Branch in Marble Hill with a lease expiration of August 31,1999. The Bank also leases 600 square feet of office space for its loan production office in Bartow County with an expiration of January 1, 1999.

          The Bank also leases a site for an automated teller machine in the Big Canoe community. The lease agreement expires on October 31, 1998. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank's main office.

ITEM 3 - LEGAL PROCEEDINGS

          While the Company, the Bank, and CMS are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company, the Bank, or CMS that will, individually or in the aggregate, have a material adverse effect on the business or consolidated financial condition of the Company.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of shareholders of the Company, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5 -  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          There is no active trading market for Company Common Stock, and it is not traded on Nasdaq or any other organized securities market or exchange. The last known selling price of Company Common Stock, in what the Company's management believes were arm's-length transactions and based on information available to the Company's management, was $13.75 per share in sales during March 1997.

          It is not anticipated that an active trading market for Company Common Stock will develop in the foreseeable future.

HOLDERS

          As of March 28,1997, there were approximately 620 holders of record of the Common Stock of the Company.

DIVIDENDS

          Dividends were suspended in 1995 as a result of the decrease in earnings in the third quarter of that year. The Company resumed the payment of a quarterly dividend during the fourth quarter 1996. A quarterly dividend of $.05 per share or $35,077 were paid in November 1996 with respect to the Company Common Stock. Future dividends on the Common Stock will depend upon the earnings of the Company, its financial condition, the capital adequacy of the Company and its subsidiaries, and their need for funds, and other relevant factors, including applicable restrictions and governmental policies and regulations. The ability of the Company to pay dividends is subject to statutory restrictions on cash dividends applicable to Georgia business corporations, in particular the requirements that, after giving effect to the dividends, the corporation be able to pay its debts as they become due in the usual course of business and that the corporation's assets not be less than the sum of its total liabilities.


          Unless the Company is successful in its efforts to diversify or acquire other financial institutions, it will have no substantial sources of income other than dividends it may receive from the Bank. The Bank's ability to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends applicable to banks chartered under the laws of the State of
Georgia.   Certain other statutory and regulatory restrictions exist on the payment of dividends by the Bank.  See Part I, Item I, "Description of Business
-Bank Regulation."   Generally dividends cannot be paid without prior approval
of the Georgia Department by any Georgia bank in any year in excess of 50% of the net income after taxes but before dividends, provided total classified assets do not exceed 80% of equity capital as of the last regulatory examination and provided further the ratio of equity capital to adjusted assets is at least 6%. It is therefore possible that the Company will be precluded from paying any dividends, or that if any dividends are paid they will be in amounts less than the dividend amounts received from the Bank.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          See "Statistical Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 4 through 19 of the Annual Report, which is incorporated herein by reference.

ITEM 7 -  FINANCIAL STATEMENTS


          The report of independent auditors on page 21 and the financial statements on pages 22 through 54 of the Annual Report are incorporated herein by reference.

ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          Not Applicable. The information required by Item 304(a) of Regulation S-B was reported on the Company's Current Report on Form 8-K, dated May 3, 1994.

                                    PART III

ITEM 9 -   DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION
16(a) OF THE EXCHANGE ACT

          A.  The information regarding the Company's directors required by this
Item is contained in the Proxy Statement under the captions "General" (pages 1-
2), "Compensation of Directors and Attendance at Meetings" (page 4) and "Committees of the Board of Directors" (pages 4 and 5) and is incorporated herein by reference. Information about compliance with Section 16 of the Securities Exchange Act of 1934 by the directors and executive officers of the Company is contained in the Proxy Statement under the caption "Section 16 (a) Compliance" (page 9) and is incorporated herein by reference.

          B. Officers of the Company and the Bank are elected annually by the Board of Directors. Information regarding the executive officers, defined as those persons who have major policy-making functions with respect to the Company and/or Bank, and who are not directors or nominees for director is set forth below:

Name and Age at        Principal Occupation and Business Experience
March 31, 1997         For Past Five Years
----------------       --------------------------------------------------------

J. Donald Boggus, Jr.  Mr. Boggus, Jr. has served as President of the Bank since
33 April, 1996. Mr. Boggus, Jr. served as the Vice President and Controller of the Bank since February 1989 and as the Vice President, Treasurer and Chief Financial Officer of the Company since November 1991. He graduated from the Georgia Institute of Technology with a Bachelor of Science in Management in 1986. He first worked as an accountant and then joined the Etowah Bank, Canton, Georgia as an Assistant Comptroller in September 1987. He was promoted to Comptroller and Auditor in October 1988 and served in that position until leaving to join the Bank.

Robert C. KenKnight    Mr. KenKnight joined the Bank as its Executive Vice
56                     President for Mortgage Banking Operations in February
                       1993. Mr. KenKnight was the President of Liberty Mortgage

                       Corporation, as Atlanta-based mortgage company with an approximately $900 million mortgage servicing portfolio, from October 1989 until joining the Bank. He was previously employed as Executive Vice President of Entrust Funding Company, Atlanta, from February 1986 to August 1989, and has worked in the mortgage industry since 1963. Mr. KenKnight is past President of the Mortgage Bankers Association of Georgia and the Atlanta Mortgage Bankers Association.

Michael P. Leddy       Mr. Leddy has a B.S. from the University of Central
53                     Florida majoring in finance. He was head of Secondary
                       Marketing with Molton Allen & Williams, Inc. before leaving in 1976 to join Paine Webber's institutional sales in Atlanta, Georgia. In 1985, he was part of the initial management team who started Arvida Mortgage
                       Company in Boca Raton, Florida, a subsidiary of Walt
                       Disney Productions. He returned to Paine Webber before joining Crescent Mortgage as Vice President of Secondary
                       Marketing in 1993.

ITEM 10 -  EXECUTIVE COMPENSATION

          Information on compensation of the Company's executive officers is contained in the Proxy Statement under the captions "Compensation of Executive Officers and Directors" (pages 6-8) and "Executive Employment Agreement" (page
9) and is incorporated herein by reference.

ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning security ownership of certain beneficial owners and management is contained in the Proxy Statement under the caption "Ownership of Common Stock by Certain Beneficial Owners and Management" (pages 5-6) and is incorporated herein by reference.

ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information on certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption "Certain Transactions" (page 9) and is incorporated herein by reference.

          With the exception of the above disclosures, there have been no transactions since January 1, 1996, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company's officers or directors had or have direct or indirect material interest.

ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K

A. Financial Statements. The following consolidated included in the Annual Report, are incorporated financial statements of the Company, by reference in Item 7:

    -      Report of Independent Auditors (page 21).
    -      Consolidated Balance Sheet at December 31,1996
           (page 22).
    - Consolidated Statements of Income for the years 1995 (page 23). ended December 31,1996 and
    - Consolidated Statements of Shareholders' Equity 31, 1996 and 1995 (pages 24 and 25). for the years ended December
    - Consolidated Statements of Cash Flows for the 1995 (pages 26 and 27). years ended December 31,1996 and
    -      Notes to Consolidated Financial Statements (pages
           28 through 54).

B. Reports on Form 8-K. No reports on Form 8-K or during the last quarter of the period covered by Form 8-KSB were filed by the Company this report.

C. Exhibits. The following Exhibits are attached (numbered to correspond to Item 601(a) of hereto or incorporated herein by reference Regulation S-B):

    3.1 Articles of Incorporation of the Company. Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the "Form S-4").

    3.2 Bylaws of the Company. Incorporated by reference from Exhibit 3.2 to the Form S-4.

    10.1  1991 Substitute Stock Option Plan. Incorporated by reference from
          Exhibit 10.2 to the Form S-4.

    10.2 1995 Stock Option Plan for Outside Directors. Incorporated by reference from Exhibit 10.2 to the December 31, 1995 Form 10-KSB.

    10.3  1993 Employee Stock Option Plan. Incorporated by reference from
          Exhibit 10.3 to the December 31, 1995 Form 10-KSB.

    10.4 Employment Agreement with Robert C. KenKnight. Incorporated by reference from Exhibit 10.4 to the December 31, 1995 Form 10-KSB.

    11    Statement Re:  Computation of Per Share Earnings.

    13 Crescent Banking Company 1996 Annual Report to Shareholders. With the exception of information expressly incorporated herein, the 1996 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-KSB.

    21    Subsidiaries of the Registrant.

    27    Financial Data Schedule

    99.1 Crescent Banking Company Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CRESCENT BANKING COMPANY

March 31, 1997                      By:    /s/ J. Donald Boggus, Jr.
                                          -------------------------------------
                                          J. Donald Boggus, Jr.
                                          President and Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                -----

Principal Executive Officer:


/s/ J. Donald Boggus, Jr.    President, Chief Executive Officer,  March 31, 1997
------------------------
J. Donald Boggus, Jr.        and Chief Financial Officer


Remaining Directors:


/s/ Arthur Howell            Chairman of the Board of             March 31, 1997
------------------------
Arthur Howell                Directors


/s/ Charles Fendley          Secretary of the Board               March 31, 1997
-------------------------
Charles Fendley


/s/ A. James Elliott         Director                             March 31, 1997
----------------------------
A. James Elliott


/s/ Harry C. Howard          Director                             March 31, 1997
-------------------
Harry C. Howard


/s/ Michael W. Lowe          Director                             March 31, 1997
-------------------------
Michael W. Lowe


/s/ L. Edmund Rast           Director                             March 31, 1997
--------------------------
L. Edmund Rast

                                 EXHIBIT INDEX



                                                                    Sequential
                                                                    Page Number

3.1     Articles of Incorporation of the Company.  Incorporated        N/A
        by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated January 27, 1992, File No.
        33-45254 (the "Form S-4")

3.2     Bylaws of the Company.  Incorporated by reference from         N/A
        Exhibit 3.2 to the Form S-4.

10.1 1991 Substitute Stock Option Plan. Incorporated by reference N/A from Exhibit 10.2 to the Form S-4.

10.2    1993 Employee Stock Option Agreement. Incorporated by
        reference from Exhibit 10.2 to the Form 10-KSB.                N/A

10.3    1995 Stock Option Plan for Outside Directors. Incorporated by
        reference from Exhibit 10.3 to the Form 10-KSB.                N/A

10.4    Employment Agreement with Robert C. KenKnight. Incorporated    N/A
        by reference from Exhibit 10.4 to the Form 10-KSB.

11      Statement Re:  Computation of Per Share Earnings               Page 21

13      Crescent Banking Company 1996 Annual Report to                 Page 22
        Shareholders. With the exception of information expressly incorporated herein, the 1996 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form
        10-KSB.

21      Subsidiaries of the Registrant                                 Page 80

27      Financial Data Schedule                                        Page 81

99.1    Crescent Banking Company Proxy Statement for the               Page 82
        1997 Annual Meeting of Shareholders

                                 EXHIBIT 11
                STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                                 Year ended December 31,
                                                 1996         1995

PRIMARY (a)

Weighted average Crescent common
 shares outstanding during the year              701,520     703,037

Common shares issuable in connection with
 assumed exercise of options under
 the treasury stock method                         8,316       7,513
                                                 -------     -------

TOTAL                                            709,836     710,550
                                                 =======     =======

Net income                                      $583,348    $ 89,134
                                                ========    ========
Per Share amount                                $    .82    $    .13


(a)   As dilution is less than 3% for both years, disclosure of primary EPS in
the financial statements is   not required.