Form 10KSB40/A
period 1996-12-31
CRESCENT BANKING CO
filed 1997-04-10
CIK 883476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                          AMENDMENT NO. 1 TO 10KSB/A

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

                                           CRESCENT BANKING COMPANY

April 10, 1997                     By:    /s/ J. Donald Boggus, Jr.
                                          -------------------------------------
                                          J. Donald Boggus, Jr.
                                          President and Chief Executive Officer

                                 EXHIBIT INDEX



                                                                    Sequential
                                                                    Page Number


13      Crescent Banking Company 1996 Annual Report to                 Page 22
        Shareholders. With the exception of information expressly incorporated herein, the 1996 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form
        10-KSB.