Form 10QSB
period 1997-03-31
CRESCENT BANKING CO
filed 1997-05-13
CIK 883476

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

For the quarterly period ended March 31, 1997.

                                 OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                          Commission File No. 0-20251

                           Crescent Banking Company
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Georgia                                  58-1968323
--------------------------------------------------------------------------------
  (State of Incorporation)             (I.R.S. Employer Identification No.)


                     251 Highway 515, Jasper, GA     30143
--------------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                (706) 692-2424
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                ------       --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1.00 par value per share, 704,854 shares issued and
outstanding as of May 9, 1997.    No shares are held as treasury stock.



                       Exhibit Index located on page 17.

                           CRESCENT BANKING COMPANY
                                     INDEX


PART I   FINANCIAL INFORMATION                                   PAGE NO.

Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets                                 3
         Consolidated Statements of Operations                       4
         Consolidated Statements of Cash Flows                       5
         Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis                        8
         of Financial Condition and Results of Operations


Part II  OTHER INFORMATION

Item 1.  Legal Proceedings                                          15

Item 2.  Changes in Securities                                      15

Item 3.  Defaults Upon Senior Securities                            15

Item 4.  Submission of Matters to a Vote of Security Holders        15

Item 5.  Other Information                                          15

Item 6.  Exhibits and Reports on Form 8-K                           15

PART 1 - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                      March 31      December 31
                                                        1997           1996
                                                     --------------------------
ASSETS
Cash and due from banks                              $ 2,091,373    $ 3,011,864
Federal funds sold                                             -        570,000
Interest bearing deposits in other banks                  95,348         76,703
Securities available for sale                            521,675        882,475
Securities held for investment, at cost (fair
  value of approximately $726,165, at March 31,
  1997 and $749,386 at December 31, 1996)                727,435        748,630

Mortgage loans held for sale                          35,589,563     32,996,668
Loans                                                 30,823,939     28,500,400
Less allowance for loan losses                          (374,912)      (335,512)
                                                     --------------------------
  Loans, net                                          30,449,027     28,164,888

Premises and equipment, net                            2,215,375      2,195,828
Other real estate                                        727,159        727,159
Purchased mortgage servicing rights                    3,733,140      4,093,493
Other assets                                           2,489,751      1,184,644
                                                     --------------------------

                                                     $78,639,846    $74,652,352
                                                     ==========================

LIABILITIES
Deposits
  Noninterest-bearing demand deposits                $ 9,223,170    $12,655,027
  Interest-bearing demand                             12,430,235     11,547,662
  Savings                                              1,438,160      1,366,145
  Time, $100,000 and over                              7,462,193      6,857,157
  Other time                                          24,924,260     23,319,917
                                                     --------------------------
    Total deposits                                    55,478,018     55,745,908

Drafts payable                                         5,821,900      2,438,733
Deferred taxes payable                                   841,390        721,239
Accrued interest and other liabilities                   934,374        675,849
Other borrowings                                       7,751,082      7,396,755
                                                     --------------------------
    Total liabilities                                 70,826,764     66,978,484

SHAREHOLDERS' EQUITY
Common stock, par value $1.00; 2,500,000 shares
  authorized; Issued and outstanding shares -
  704,854 at 3/31/97 and 12/31/96                        704,854        704,854
Surplus                                                6,355,686      6,355,686
Retained earnings                                        788,633        649,419
Less cost of 3,334 shares acquired for the treasury      (36,091)       (36,091)
    Total stockholders' equity                         7,813,082      7,673,868
                                                     --------------------------
                                                     $78,639,846    $74,652,352
                                                     ==========================


See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the three months ended
                                                              March 31,
                                                         1997         1996
                                                    -------------------------
INTEREST INCOME
Interest and fees on loans                           $  753,460    $  647,956
Interest and fees on mortgage loans held for sale       693,362       571,574
Interest on  securities:
     Taxable                                             24,483        21,274
     Nontaxable                                           3,838         3,838
Interest on deposits in other banks                      12,264        23,293
Interest on Federal funds sold                           27,711        20,663
                                                    -------------------------
                                                      1,515,118     1,288,598
                                                    -------------------------
INTEREST EXPENSE
Interest on deposits                                    602,504       470,047
interest on other borrowings                             86,208        26,901
                                                    -------------------------
                                                        688,712       496,948
                                                    -------------------------


Net interest income                                     826,406       791,650
Provision for loan losses                                38,400             -
                                                    -------------------------
Net interest income after provision for loan losses     788,006       791,650

OTHER INCOME
Service charges on deposit accounts                      52,532        44,597
Mortgage servicing fee income                           243,081       182,838
Gestation fee income                                    271,078       249,226
Gains on sale of  mortgage
          servicing rights                              378,915       293,998
Mortgage fee income                                     361,901       273,986
Other                                                     9,692        13,677
                                                    -------------------------
                                                      1,317,199     1,058,322

OTHER EXPENSES
Salaries and employee benefits                          832,467       740,798
Occupancy and equipment expense                          86,777        68,963
Supplies, postage, and telephone                        101,632       103,460
Advertising                                             105,779        74,004
Insurance expense                                        17,810        22,862
Depreciation and amortization                           190,880       151,364
Legal and professional                                  147,920       160,016
Director  fees                                           32,000        16,650
Mortgage subservicing expense                            76,777        62,378
Other                                                   216,719       124,247
                                                    -------------------------
                                                      1,808,761     1,524,742

Income before income taxes                           $  296,444    $  325,230
Applicable income taxes                              $  118,646    $  131,164
                                                    -------------------------

Net income                                           $  177,798    $  194,066
                                                    =========================



Per share of common stock
     Net income                                           $0.25         $0.28
     Cash dividends                                      $0.055            --

Weighted average shares outstanding                     704,854       704,306

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                      For the three months ended
                                                                               March 31,
                                                                       1997              1996
                                                                    ----------------------------
Operating Activities
Net Income                                                           $177,798           $194,066
Adjustments to reconcile net income  to net
    cash provided by (used in) operating activities:
            Provision for loan loss                                    38,400                  -
            Depreciation and amortization                             190,880            151,364
            Provision for deferred taxes                              120,151            116,974
            Gains on sales of mortgage servicing rights              (378,915)          (293,998)
            Increase in mortgage loans held for sale               (2,592,895)        (8,040,422)
            Increase in interest receivable                           (48,504)          (128,216)
            Increase  (decrease) in drafts payable                  3,383,167           (247,295)
            Decrease in interest payable                               10,731             72,439
            Increase  in other assets and liabilities, net         (1,012,229)          (287,420)
                                                                   -----------------------------
Net cash used in  operating  activities                              (111,416)        (8,462,508)



Investing Activities
Net (increase) decrease in interest-bearing deposits
            in other banks                                            (18,645)         3,432,918
Proceeds from sale of securities available for sale                   360,800                  -
Proceeds from maturities of securities held to maturity                21,195              6,416
Acquisition of purchased mortgage servicing rights                 (1,375,508)        (1,289,021)
Proceeds from sales of purchased mortgage
             servicing rights                                       1,980,493          3,654,588
Decrease  in Federal funds sold, net                                  570,000          1,020,000
Net increase  in loans                                             (2,322,539)        (1,061,874)
Purchase of premises and equipment                                    (72,724)           (95,984)
                                                                   -----------------------------
Net cash provided by (used in) investing activities                  (856,928)         5,667,043

 Financing Activities
Net increase (decrease) in deposits                                  (267,890)         3,655,286
Net increase in mortgage warehoue line of credit                      354,327            530,000
Dividends paid                                                        (38,584)                 -
                                                                   -----------------------------
Net cash provided by  financing activities                             47,853          4,185,286

Net increase in cash and cash equivalents                            (920,491)         1,389,821
Cash and cash equivalents at beginning of year                      3,011,864          1,791,026
                                                                   -----------------------------
Cash and cash equivalents at end of year                           $2,091,373         $3,180,847
                                                                   =============================


Supplemental Disclosure of Cash Flow Information
                             Cash paid  during period for interest   $515,603          $424,509


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1997


NOTE A --- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full year or any interim periods.


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


NOTE C---SERVICING PORTFOLIO

The Bank services residential loans for various investors under contract for a fee. As of March 31, 1997, the Bank had purchased loans for which it provides servicing with principal balances totaling $376.2 million. The Bank sold $154.5 million of mortgage servicing rights in the first quarter of 1997 for a net gain of $378,915.

NOTE D---INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets and liabilities at
January 1, 1996 are outlined in the table below.    Net deferred income tax
liabilities of $841,390 and $721,239 at March 31, 1997 and December 31, 1996, respectively, are included in other liabilities.

Deferred assets:

  Allowance for loan losses               $   52,864
  Net operating loss carryforward            549,801
  Alternative minimum tax carryforward        42,084
  Other                                        5,018
                                          ----------
                                             649,767
                                          ----------

 Deferred liabilities:

  Purchased mortgage servicing rights     $1,206,433
  Tax over book depreciation                 153,025
  Other                                       11,548
                                          ----------
                                           1,371,006
                                          ----------

 Net deferred tax liabilities             $ (721,239)
                                          ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes, and the statistical information included elsewhere herein. Certain of the matters discussed under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.


SUMMARY

     The Company had a profit during the first quarter of 1997 of $177,798
compared to $194,066 for the first quarter 1996.    The decrease in first
quarter profit is the primary result of the expenses associated with the start-up of the New England mortgage operations, offset by the increase in net interest income as a result of a higher level of commercial bank loans and mortgage loans held for sale.

BALANCE SHEETS

     The Company experienced a 5.3% increase in total assets in the first quarter of 1997as the Bank's assets totaled $78.6 million as of March 31, 1997 compared to $74.7 million at December 31, 1996. The increase in the Bank's assets has been primarily related to the increase commercial banking loans and increase of mortgage production and related increase in drafts payable. The drafts payable represents mortgage loans closed.

     Earning assets at March 31, 1997 (comprised of commercial bank loans, mortgage loans held for sale, investment securities, securities available for sale, interest-bearing balances in other banks and temporary investments) totaled $67.8 million or 86.2% of total assets as compared to December 31, 1996 when earning assets totaled $63.8 million or 85.4% of total assets. The increase in earning assets as a percentage of total assets was the result of the increase in commercial bank loans and mortgage loans held for sale. Mortgage loans held for sale totalled $35.6 million at March 31, 1997 compared to $33.0
million at December 31, 1996.   Mortgage loans held for sale averaged $26.5
million and constituted 43.9% of average earning assets and 37.5% of average assets for the three months ended March 31, 1997. Average commercial bank loans of $29.5 million constituted 48.9% of average earning assets and 41.7% of average total assets during the three months ended March 31, 1997. Commercial banking loans totaled $30.8 million at March 31,1997 compared to $28.5 million at December 31, 1996. Generally loans tend to produce higher yields than securities and other interest-earning assets. In addition, mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by the Bank on its shorter term warehouse line of credit and regular funding sources. Therefore, absolute volume of commercial loans and mortgage loans held for sale and the volume as a percentage of total earning assets is an important determinant of net interest margin.

     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are managed in order to minimize the Company's exposure to interest rate risk. At March 31, 1997, interest-bearing deposits in other banks securities available for sale and investment securities were $1.3 million compared to $1.7 million at December 31,
1996.   The decrease in liquid funds was the result of the increase of mortgage loans held for sale and commercial banking loans during the first quarter. Federal funds sold total $570,000 at December 31, 1996.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. The allowance for loan losses totaled $374,912 or 1.22% of total loans at March 31, 1997, compared to $335,512 or 1.18% of total loans at December 31, 1996. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     As a result of management's policy of ongoing review of the loan portfolio, loans may be considered for classification as non-accrual when it is not reasonable to expect collection of interest under the original terms. As of March 31, 1997, the Bank had $165,902 of loans accounted for on a non-accrual basis, $5,642 contractually past due more than 90 days and no loans considered to be troubled debt restructurings, as defined by Financial Accounting Standards Board Statement No. 15 ("FASB #15"). As of December 31, 1996, the Bank had $167,916 of loans accounted for on a non-accrual basis, $23,140 contractually past due more than 90 days and no loans considered to be troubled debt restructurings as defined by FASB #15. Loans identified by management as potential problem loans (classified and criticized loans) but still on accrual totaled $358,697 and $405,089 at March 31, 1997 and December 31, 1996,
respectively.   The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well-secured and in the process of collection. Interest on these loans will be recognized only when received.

     The mortgage division acquires mortgage loans from small retail-oriented originators in the Southeast through the utilization of a variety of funding sources. These sources include Bank's regular funding sources, a $18.0 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $40 million gestation repurchase agreement. Under the repurchase agreement, the Bank sells mortgage loans and simultaneously assigns the related forward sale
commitments to the security broker.    Substantially all of the mortgage loans
are currently being resold in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae"), and private investors after being "warehoused" for 10 to 30
days.    Warehoused loans must meet secondary market criteria such as amount limitations and loan to value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Bank retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Bank periodically sells a portion of its retained servicing rights in bulk form. The annual servicing fees and gains on the sale of servicing rights are an integral part of the mortgage banking operation and its contribution to net income. The Bank also currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

     The Company also provides additional mortgage loan activities throughout the Southeast through its subsidiary Crescent Mortgage Services, Inc. ("CMS"). In the fourth quarter, 1996, the Company announced the expansion of CMS to provide wholesale mortgage services the Northeast region of the untied States. The office is located in Manchester, New Hampshire with a market area to include all of the New England states. The office is staffed with ten employees with production beginning in the first quarter 1997. Funding for the Northeast will be provided through a $26 million line of credit from Paine Webber and a $5 million line of credit from Home Federal Savings Bank in Springfield, Minnesota.

     For the three months ended March 31, 1997, the mortgage division had acquired $119.1 million of mortgage loans and sold $116.5 million in the secondary market with servicing rights retained by the Bank. The Bank carried $35.6 million as mortgage loans held for sale on the balance sheet as sales of the loans were pending. As of March 31, 1997, capitalized cost of $3.7 million related to the purchase of the mortgage loans and associated servicing rights was carried on the balance sheet as purchased mortgage servicing rights. The Bank is amortizing the purchased mortgage servicing rights over an accelerated period. The Bank sold $154.5 million of mortgage servicing rights in the first quarter of 1997 for a gain of $378,915. As of March 31, 1997, the Bank held the rights with respect to loans with unpaid principal balances totaling $376.2
million.    The market value of the servicing portfolio is contingent upon many factors including interest rate environment, estimated life of the servicing portfolio, loan quality of the servicing portfolio and coupon rate of the loan portfolio. There can be no assurance that the Bank will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's deposits totalled $55.5 million at March 31, 1997 compared to a total of $55.7 million at December 31, 1996. Interest-bearing deposits represented 83% of total deposits at March 31, 1997, with certificates of deposit representing 70% of total interest-bearing deposits, compared to

December 31, 1996 when interest-bearing deposits represented 77% of total deposits with certificates of deposit representing 70% of total interest-bearing deposits. The increase of interest bearing deposits as a percentage of total deposits was the result of an decrease of non-interest bearing deposits. The composition of these deposits is indicative of the rate conscious market in which the Bank operates.

CAPITAL

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. These guidelines currently require a minimum of 8.00% of total capital to risk-adjusted assets. One-half of the required capital must consist of tangible common shareholders' equity and qualifying perpetual preferred stock ("Tier 1 capital"). The leverage guidelines specify a ratio of Tier 1 capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company and the FDIC has not advised the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. The Bank has agreed with the Department of Banking and Finance to maintain a leverage ratio of 8.0%. At March 31, 1997, the Bank's leverage ratio was 9.65%.

     As of March 31, 1997 total shareholders' equity was 7.8 million or 9.9% of total assets compared to $7.7 million or 10.3% of total assets at December 31,
1996.   The decrease in the shareholders' equity to asset ratio from December
31, 1996 to March 31, 1997 was the result of an 5.3% increase in total assets. As of March 31, 1997, total capital to risk-adjusted assets was 13.6%, with 13.0% consisting of tangible common shareholders' equity.

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

     Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, mortgages held for sale net of borrowings, drafts payable, investment securities and securities available for sale) totaled $28.0 million or 50.6% of average deposits at March 31, 1997. Average liquid assets totaled $24.1 million or 47% of average deposits at December 31, 1996.

     Average loans were 53% and 55% of average deposits for March 31, 1997 and December 31, 1996, respectively. Average deposits were 92% and 90% of average earning assets for March 31, 1997 and December 31, 1996, respectively.

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

     The following table shows the interest sensitivity gaps for four different time intervals as of March 31,1997. The Bank was in a cumulative asset-sensitive position for all time intervals. This means that during these periods of asset sensitivity, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net
interest margin will improve.    Since all interest rates and yields do not
adjust at the same velocity, this is only a general indicator of rate sensitivity.


                         INTEREST RATE SENSITIVITY GAPS
                              AS OF MARCH 31, 1997

                                        Amounts Repricing In
                                  -------------------------------
                                  0 - 90  91 - 365   1-5   Over 5
                                   Days     Days    Years   Years
                                  ------  --------  -----  ------
                                       (Millions of dollars)

Interest-earning assets            $52.2   $ 4.8    $ 9.1   $1.7
Interest-bearing liabilities        27.7    18.2     17.3      -
                                   -----   -----    -----   ----
Interest sensitivity gap           $22.6   $(7.2)   $ (.1)  $2.0
                                   =====   =====    =====   ====

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

     While other hedging techniques may be used, speculation is not allowed under the mortgage division's secondary marketing policy. As of March 31, 1997, the Bank had in place purchase commitment agreements terminating from April to July 1997 with respect to an aggregate of approximately $50.4 million to hedge the mortgage pipeline of $69.5 for which the Bank has interest rate risk. At December 31, 1996, the Financial Accounting Standards Board had issued an exposure draft "Accounting for Derivative and Similar Financial Instrument and for Hedging Activities." The pronouncement would require the forward commitments to be recorded as an asset or liability with the changes in fair value recorded in the income statement. Management has not yet determined the impact of this pronouncement on its financial statements.

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

     The Bank's interest income increased from $1,288,598 for the three months ended March 31, 1996 to $1,515,118 for the three months ended March 31, 1997. The Bank's interest expense increased from $496,948 for the three months ended March 31, 1996 to $688,712 for the three months ended March 31, 1997. The increase in interest income is primarily the result of higher level of commercial bank loans and mortgage loans held for sale in the first quarter of 1997 compared to the first quarter 1996. The Bank's average deposits was higher in the first three months of 1997 compared to the first three months of 1996 resulting in an increase in interest expense. In addition, the Company's other borrowings were higher in the first quarter 1997 due to the funding of the New England mortgage loans held for sale which resulted in a higher level of interest expense. For the three months ended March 31, 1997 and 1996, interest expense accounted for 28% and 25% of total expenses, respectively.

Net interest income for the first quarter 1997 was $826,406. The Bank's net interest margin for the first quarter 1997 was 5.5%. Interest spread, which represents the difference between average yields on earning assets and average rates paid on interest-bearing liabilities, was 5.4%. Net interest income, net interest margin and interest spread for the first quarter 1996 were $791,650,
6.5% and 4.8%, respectively.   The increase in net interest income is primarily
the result of a high level of earning assets.

The Bank made provisions to the allowance for loan losses in the total amount of $38,400 during the first three months of 1997. The Bank did not make a provision to the allowance for loan losses in the first quarter 1996 as a result of the large classified loan being paid in full. During the first quarter of 1997, the Bank had no charge-offs. During the first three months of 1996, the Bank had net charge-offs of $24,987.

Other income was $1,317,199 for the first three months of 1997, compared to $1,058,322 for the first three months of 1996. The increase in other income for the first three months of 1997 was related to the higher level of gestation fee income and a higher level of gains on the sale of mortgage servicing rights. The first quarter 1997, the company sold servicing rights with respect to loans with a principal balances of $154.5 million for a gain of $378,915 compared to sale with respect to principal balances of $294.5 for a gain of $293,998 in the first quarter 1996. Other expenses were $1,808,761 in the first three months of
1997, compared to $1,524,742 in the first three months of 1996.   The increase
in other expenses in the first three months of 1997 was related to salaries and other start-up costs related to the New England mortgage operation.

The Company had after-tax net income of $177,798 for the first three months of 1997, compared to a pre-tax net income of $194,066 for the first three months of 1996. The decrease in net income is reflective of the expenses associated with the start-up of the New England mortgage office. Income tax as a percentage of pretax net income was 40% for both the first quarter 1997 and 1996.

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

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities -  None

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on April 17, 1997 at which the following matters were brought before and voted upon by the shareholders.

     1) The election of the following person to the Board of Directors to serve for a term expiring on the date of the 1999 Annual Meeting of
         Shareholders:

         Name               For                  Withhold Authority

         Michael Lowe       457,654                   -0-
         Arthur Howell      457,654                   -0-

         There were no broker non-votes with respect to the election of directors.

     The following members of the Board of Directors were not up for re-election at the 1997 Annual Meeting, their terms expiring on the dates of 1998 and 1999 Annual Meetings of Shareholders, respectively: A. James Elliott, Ed. Rast, Harry
C. Howard, and Charles Fendley.

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     4.   1991 Substitute Stock Option Plan. Incorporated with reference to
          Exhibit 4 on the Company's Form 10K-SB for year ending December 31, 199 4.
     10.1 Same as Exhibit 4.
     10.2 Employee Agreement with Robert C. Kenknight. Incorporated by reference to Exhibit 10.2 to the Company's Form 10K-SB for year ending December 31,1994.
     11.  Statement regarding computation of per share earnings
     27.  Financial Data Schedule

(b)  none

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CRESCENT BANKING COMPANY
                              ----------------------------
                                 (Registrant)



Date       5/9/97                    /s/ J. Donald Boggus, Jr.
      -----------------                  --------------------------------
                                         J. Donald Boggus, Jr.
                                         President, Chief Executive Officer, and
                                         Chief Financial Officer

                                 INDEX TO EXHIBITS



Exhibit
-------


  4. 1991 Substitute Stock Option Plan. Incorporated with reference to Exhibit 4 on the Company's Form 10K-SB for year ending December 31, 1994.

  10.1           Same as Exhibit 4.

  10.2           Employee Agreement with Robert C. KenKnight.
                 Incorporated by reference to Exhibit 10.2 to the Company's Form 10K-SB for year ending December 31, 1994.

  11.            Statement Regarding Computation of Per Share Earnings

  27             Financial Data Schedule