Form 10QSB
period 1997-06-30
CRESCENT BANKING CO
filed 1997-08-13
CIK 883476

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.
                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                          Commission File No. 0-20251

                           Crescent Banking Company
--------------------------------------------------------------------------------
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

     Common stock, $1.00 par value per share, 706,354 shares issued and outstanding as of August 14, 1997. 3,334 shares are held as treasury stock.




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


PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                June 30              December 31
                                                                                  1997                  1996
                                                                             -----------------------------------
Assets
Cash and due from banks                                                       $  2,440,611         $  3,011,864
Federal funds sold                                                                       -              570,000
Interest bearing deposits in other banks                                            14,734               76,703
Securities available for sale                                                      690,975              882,475
Securities held for investment, at cost (fair  value of
   approximately $1,690,088, at  June 30, 1997 and
   $749,386 at December 31, 1996)                                                1,694,050              748,630

Mortgage loans held for sale                                                    37,942,591           32,996,668
Loans                                                                           32,431,628           28,500,400
Less allowance for loan losses                                                    (408,596)            (335,512)
                                                                             -----------------------------------
   Loans, net                                                                   32,023,032           28,164,888

Premises and equipment, net                                                      2,195,567            2,195,828
Other  real estate                                                                 727,159              727,159
Purchased mortgage servicing rights                                              4,432,390            4,093,493
Other assets                                                                     1,907,093            1,184,644
                                                                             -----------------------------------

                                                                              $ 84,068,202         $ 74,652,352
                                                                             ===================================

Liabilities
Deposits
     Noninterest -bearing demand deposits                                     $ 10,441,358         $ 12,655,027
     Interest -bearing demand                                                   11,768,137           11,547,662
     Savings                                                                     1,444,517            1,366,145
     Time, $100,000 and over                                                     8,301,860            6,857,157
     Other time                                                                 24,998,467           23,319,917
                                                                             -----------------------------------
               Total deposits                                                   56,954,339           55,745,908

Drafts payable                                                                   7,528,082            2,438,733
Deferred taxes payable                                                             815,284              721,239
Accrued interest and other liabilities                                           1,211,062              675,849
Other borrowings                                                                 9,632,731            7,396,755
                                                                             -----------------------------------
       Total liabilities                                                        76,141,498           66,978,484


Shareholders' equity
Common stock, par value $1.00; 2,500,000 shares authorized;
       Issued and outstanding shares - 706,354 at 6/30/97
       and 704,854 at 12/31/96                                                     706,354              704,854
Surplus                                                                          6,369,186            6,355,686
Retained earnings                                                                  887,255              649,419
Less cost of 3,334 shares acquired for the treasury                                (36,091)             (36,091)
                                                                             -----------------------------------
       Total stockholders' equity                                                7,926,704            7,673,868
                                                                             -----------------------------------
                                                                              $ 84,068,202         $ 74,652,352
                                                                             ===================================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the three months ended          For the six months ended
                                                                                June 30,                           June 30,
                                                                          1997             1996             1997             1996
                                                                      ----------------------------       ---------------------------
Interest income
Interest and fees on loans                                               805,757           697,488        1,559,217        1,345,444
Interest and fees on mortgage loans held for sale                        845,142           588,308        1,538,504        1,159,882
Interest on  securities:
     Taxable                                                              18,549            27,089           43,032           48,363
     Nontaxable                                                           14,164             3,838           18,002            7,676
Interest on deposits in other banks                                       18,603            14,602           30,867           37,895
Interest on Federal funds sold                                            22,576            12,544           50,287           33,207
                                                                      ----------------------------       ---------------------------
                                                                       1,724,791         1,343,869        3,239,909        2,632,467
Interest expense
Interest on deposits                                                     636,946           485,820        1,239,450          955,867
interest on other borrowings                                              71,949            15,393          158,157           42,294
                                                                      ----------------------------       ---------------------------
                                                                         708,895           501,213        1,397,607          998,161


Net interest income                                                    1,015,896           842,656        1,842,302        1,634,306
Provision for loan losses (Note 4)                                        36,920                 0           75,320               --
                                                                      ----------------------------       ---------------------------
Net interest income after provision for loan losses                    1,015,896           842,656        1,766,982        1,634,306

Other income
Service charges on deposit accounts                                       54,318            53,328          106,850           97,925
Mortgage servicing fee income                                            245,204           136,753          488,285          319,591
Gestation fee income                                                     299,630           260,144          570,708          509,370
Gains on sale of mortgage servicing rights                               286,622            67,357          665,537          361,355
Gains on sale of mortgage loans held for sale                            256,283           386,622          618,184          660,608
Other                                                                      9,114            11,082           18,806           24,759
                                                                      ----------------------------       ---------------------------
                                                                       1,151,171           915,286        2,468,370        1,973,608


Other expenses
Salaries and employee benefits                                           901,066           625,532        1,733,533        1,366,330
Net occupancy and equipment expense                                       88,441            98,537          175,218          167,500
Supplies, postage, and telephone                                         197,186           112,681          298,818          216,141
Advertising                                                              170,969            88,029          276,748          162,033
Insurance expense                                                         28,460            24,239           46,270           47,101
Depreciation and amortization                                            221,762           171,208          412,642          322,572
Legal and professional                                                   198,288           198,426          346,208          358,442
Director fees                                                             32,850            31,800           64,850           48,450
Mortgage subservicing expense                                             81,362            57,886          158,139          120,264
Other                                                                    (14,802)          114,371          201,917          238,618
                                                                      ----------------------------       ---------------------------
                                                                       1,905,582         1,522,709        3,714,343        3,047,451

Income before income taxes                                               224,565           235,233          521,009          560,463
Applicable income taxes                                                   83,852            98,305          202,498          229,469
                                                                      ----------------------------       ---------------------------
Net income                                                               140,713           136,928          318,511          330,994
                                                                      ============================       ===========================


Per share of common stock
     Net income                                                            $0.20             $0.19            $0.45            $0.47
     Cash dividends                                                        $0.06                --            $0.12               --

Weighted average shares outstanding                                      705,068           704,854          704,962          704,854

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              For the six months ended
                                                                                       June 30,
                                                                                 1997            1996
                                                                            -----------------------------
Operating Activities
Net Income                                                                    $318,511           $330,994
Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Provision for loan loss                                             75,320                  -
            Depreciation and amortization                                      412,642            322,572
            Provision for deferred taxes                                        94,045            215,279
            Gains on sales of mortgage servicing rights                       (665,537)          (361,355)
            Increase in mortgage loans held for sale                        (4,945,923)        (7,352,573)
            Increase in interest receivable                                    (46,070)          (190,928)
            Increase (decrease) in drafts payable                            5,089,349         (1,672,916)
            Increase (decrease) in interest payable                             10,180            (33,459)
            Increase in other assets and liabilities, net                     (158,186)           649,190

                                                                            -----------------------------
Net cash used in operating activities                                          184,331         (8,093,196)


Investing Activities
Net decrease in interest-bearing deposits
            in other banks                                                      61,969          3,063,190
Proceeds from sale of securities available for sale                            191,500                  -
Acquisition of securities held to maturity                                    (990,847)                 -
Proceeds from maturities of securities held to maturity                         45,427             12,812
Acquisition of purchased mortgage servicing rights                          (2,770,173)        (2,769,745)
Proceeds from sales of purchased mortgage
            servicing rights                                                 2,819,283          3,976,327
Decrease in Federal funds sold, net                                            570,000             50,000
Net increase in loans                                                       (3,933,464)        (1,527,555)
Purchase of premises and equipment                                            (128,011)          (156,461)

                                                                            -----------------------------
Net cash provided by (used in) investing activities                         (4,134,316)         2,648,568

Financing Activities
Net increase in deposits                                                     1,208,431          5,281,458
Net increase in mortgage warehouse line of credit                            2,235,976                  -
Proceeds from exercise of stock options                                         15,000                  -
Dividends paid                                                                 (80,675)                 -

                                                                        ---------------------------------
Net cash provided by financing activities                                    3,378,732          5,281,458

Net increase in cash and cash equivalents                                     (571,253)          (163,170)
Cash and cash equivalents at beginning of year                               3,011,864          1,791,026
                                                                        ---------------------------------

Cash and cash equivalents at end of year                                    $2,440,611         $1,627,856
                                                                        =================================


Supplemental Disclosure of Cash Flow Information
                             Cash paid during period for interest           $1,387,427         $1,031,620


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1997


NOTE A --- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations for the full year or any interim periods.


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


NOTE C---SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 1997, the Company had purchased loans for which it provides servicing with principal balances totaling $451 million. The Company sold $214.3 million of mortgage servicing rights in the first and second quarters of 1997 for a net gain of $665,537.



NOTE D---INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets and liabilities at January 1, 1997 are outlined in the table below. Net deferred income tax liabilities of $815,284 and $721,239 at June 30, 1997 and December 31, 1996, respectively, are included in other liabilities.

Deferred assets:

      Allowance for loan losses                     $   52,864
      Net operating loss carryforward                  549,801
      Alternative minimum tax carryforward              42,084
      Other                                              5,018
                                                    ----------
                                                       649,767
                                                    ----------

Deferred liabilities:

      Purchased mortgage servicing rights           $1,206,433
      Tax over book depreciation                       153,025
      Other                                             11,548
                                                    ----------
                                                     1,371,006
                                                    ----------

Net deferred tax liabilities                       $  (721,239)
                                                   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes, and the statistical information included elsewhere herein. Certain of the matters discussed under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations ," and elsewhere in this Annual Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.


Summary

     The Company had a profit during the first six months of 1997 of $318,511
compared to $330,994 for the first six months 1996.    The decrease in year to
date profit is the primary result of the costs related to the start-up of the Crescent Mortgage Services, Inc. New England operations.

Balance Sheets

     The Company experienced a 12.6% increase in total assets in the first two quarters of 1997 as the Bank's assets totaled $84.1 million as of June 30, 1997 compared to $74.7 million at December 31, 1996. The increase in the Bank's assets has been primarily related to the increase commercial banking loans and increase of mortgage production.

     Earning assets at June 30, 1997 (comprised of commercial bank loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $72.8 million or 86.5% of total assets as compared to December 31, 1996 when earning assets totaled $63.8 million or 85.4% of total assets. The increase in earning assets as a percentage of total assets was the result of the increase in commercial bank loans and mortgage loans held for sale. Mortgage loans held for sale totalled $37.9 million at June 30, 1997 compared to $33.0 million at December 31, 1996. Mortgage loans held for sale averaged $28.5 million and constituted 44.9% of average earning assets and 38.4% of average assets for the six months ended June 30, 1997. Average commercial bank loans of $30.4 million constituted 47.9% of average earning assets and 41.0% of average total assets during the six months ended June 30, 1997. Commercial banking loans totaled $32.4 million at June 30,1997 compared to $28.5 million at December 31, 1996. Generally loans tend to produce higher yields than securities and other interest-earning assets. In addition, mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by the Bank on its shorter term warehouse line of credit and regular funding sources. Therefore, absolute volume of commercial loans and mortgage loans held for sale and the volume as a percentage of total earning assets is an important determinant of net interest margin.

     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are managed in order to minimize the Company's exposure to interest rate risk. At June 30, 1997, interest-bearing deposits in other banks, investment securities, and federal funds sold were $2.4 million compared to $2.3 million at December 31, 1996.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. The allowance for loan losses totaled $408,596 or 1.26% of total loans at June 30, 1997, compared to $335,512 or 1.18% of total loans at December 31, 1996. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     As a result of management's policy of ongoing review of the loan portfolio, loans may be considered for classification as non-accrual when it is not reasonable to expect collection of interest under the original terms. As of June 30, 1997, the Bank had $169,747 of loans accounted for on a non-accrual basis, $69,103 contractually past due more than 90 days and no loans considered to be troubled debt restructurings, as defined by Financial Accounting Standards Board Statement No. 15 ("FASB #15"). As of December 31, 1996, the Bank had $167,916 of loans accounted for on a non-accrual basis, $23,140 contractually past due more than 90 days and no loans considered to be troubled debt restructurings as defined by FASB #15. Loans identified by management as potential problem loans (classified and criticized) but still on accrual totaled $1,193,676 and $1,405,089 at June 30, 1997 and December 31, 1996, respectively. The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well-secured and in the process of collection. Interest on these loans will be recognized only when received.

     The mortgage division of the Bank acquires mortgage loans from small retail-oriented originators in the Southeast through the utilization of an $18 million warehouse line of credit and its regular funding sources. Substantially all of the mortgage loans are currently being resold in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae"), and private investors after being "warehoused" for ten to 30 days. Warehoused loans must meet secondary market criteria such as amount limitations and loan to value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Bank retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Bank periodically sells a portion of its retained servicing rights in bulk form. The annual servicing fees and gains on the sale of servicing rights are an integral part of the mortgage banking operation and its contribution to net income. The Bank also currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

     In addition to its mortgage division in the Southeast, the Company also provides mortgage loan activities throughout the Northeast through its subsidiary Crescent Mortgage, Inc. ("CMS"). The Company began the Northeast Operations in the first quarter of this year. While the month of June was profitable for CMS, startup costs have been incurred related to this operation. During 1997, CMS anticipates selling all mortgage loans and servicing rights generated from the Northeast operation. Funding for the Northeast is provided through three warehouse lines of credits totaling $32 million. The Company has commenced plans to consider offering a Federal Housing Administration mortgage product through CMS

     For the six months ended June 30, 1997, the mortgage operation of the Company had acquired $271.6 million of mortgage loans and sold $266.7 million in the secondary market with servicing rights retained by the Company. The Company carried $37.9 million as mortgage loans held for sale on the balance sheet as sales of the loans were pending. As of June 30, 1997, capitalized cost of $4.4 million related to the purchase of the mortgage loans and associated servicing rights was carried on the balance sheet as purchased mortgage servicing rights. The Bank is amortizing the purchased mortgage servicing rights over an accelerated period. The Bank sold $214.3 million of mortgage servicing rights in the first six months of 1997 for a gain of $665,537. As of June 30, 1997, the Bank held the rights with respect to loans with unpaid principal balances
totaling $450.9 million.    The market value of the servicing portfolio is
contingent upon many factors including interest rate environment, estimated life of the servicing portfolio, loan quality of the servicing portfolio and coupon rate of the loan portfolio. There can be no assurance that the Bank will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's deposits increased $1.2 million to total $57.0 million at June 30, 1997. The increase in deposits resulted from normal deposit growth. Interest-bearing deposits represented 81% of total deposits at June 30, 1997, with certificates of deposit representing 72% of total interest-bearing deposits, compared to December 31, 1996 when interest-bearing deposits represented 77% of total deposits with certificates of deposit representing 70% of total interest-bearing deposits. The increase of interest bearing deposits as a percentage of total deposits was the result of a decrease of non-interest bearing deposits while interest bearing deposits increased. The composition of these deposits is indicative of the rate conscious market in which the Bank operates.

Capital

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. These guidelines currently require a minimum of 8.00% of total capital to risk-adjusted assets. One-half of the required capital must consist of tangible common shareholders' equity and qualifying perpetual preferred stock ("Tier 1 capital"). The leverage guidelines specify a ratio of Tier 1 capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company and the FDIC has not advised the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. The Bank has agreed with the Department of Banking and Finance to maintain a leverage ratio of 8.0%. At June 30, 1997, the Bank's leverage ratio was 8.11%.

     As of June 30, 1997 total shareholders' equity was $7.9 million or 9.4% of total assets compared to $7.7 million or 10.3% of total assets at December 31,
1996.   The decrease in the shareholders' equity to asset ratio from December
31, 1996 to June 30, 1997 was the result of a 12.6% increase in total assets. In June 1997, the Company received $15,000 through the exercise of outstanding stock option in regard to 1,500 shares. As of June 30, 1997, total capital to risk-adjusted assets was 12.6%, with 12.0% consisting of tangible common shareholders' equity.

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

     Average liquid assets for the six months ended June 30, 1997 (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, mortgages held for sale net of borrowings and drafts payable and investment securities) totaled $27.0 million or 47% of average deposits. Average liquid assets totaled $24.1 million or 47% of average deposits at December 31, 1996.

     Average loans were 53% and 55% of average deposits for June 30, 1997 and December 31, 1996, respectively. Average deposits were 90% of average earning assets for both June 30, 1997 and December 31, 1996.

     The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. In addition to the mortgage warehouse line of credit, the Company also maintains a federal funds line of credit totalling $4.6 million. Management believes its liquidity sources are adequate to meet its operating needs.

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

     The following table shows the interest sensitivity gaps for four different time intervals as of June 30,1997. The Bank was in a cumulative asset-sensitive position for all time intervals. This means that during these periods of asset sensitivity, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin
will improve.    Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity.




                        INTEREST RATE SENSITIVITY GAPS
                              AS OF JUNE 30, 1997


                                                 Amounts Repricing In
                                                 --------------------

                                       0 - 90     91 - 365     1-5          Over 5
                                       Days       Days         Years        Years
                                       ----       ----         -----        -----
                                                 (Millions of dollars)

     Interest-earning assets           $54.9      $   5.3      $ 9.4        $3.2
     Interest-bearing liabilities       30.3         17.7        8.1           -
                                       -----      -------      -----        ----
     Interest sensitivity gap          $24.6      $ (12.4)     $(1.3)       $3.2
                                       =====      ========     ======       ====

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


While other hedging techniques may be used, speculation is not allowed under the mortgage division's secondary marketing policy. As of June 30, 1997 the Bank had in place purchase commitment agreements terminating from July to October with respect to an aggregate of approximately $46.2 million.

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

     The Bank's increase in interest income from $2.6 million for the six months ended June 30, 1996 to $3.2 million for the six months ended June 30, 1997 is attributable to the growth of earning assets. The Bank's interest expense increased from $1.0 million for the six months ended June 30, 1996 to $1.4 million for the six months ended June 30, 1997. The increase in interest expense is primarily the result of higher average of interest bearing deposits in the first six months of 1997, in addition to a higher level of average borrowed funds related to the mortgage operation. For the six months ended June 30, 1997 and 1996, interest expense accounted for 27% and 25% of total expenses, respectively. The increase in the Bank's interest income from $1.3 million for the three months ended June 30, 1996 to $1.7 million for the three months ended June 30 ,1997 was the result of a higher average balance of Commercial Bank loans in addition to a higher level of mortgage loans held for sale. The increase in the Bank's interest expense from $501,213 for the three months ended June 30 ,1996 to $708,895 for the three months ended June 30, 1997 was the result of a higher level of average deposits and other borrowed funds. For the three months ended June 30, 1997 and 1996, interest expense accounted for 27% and 25% of total expenses, respectively.

     Net interest income for the first six months of 1997 was $1.8 million. The Bank's net interest margin for the first six months 1997 was 5.6%. Interest spread, which represents the difference between average yields on earning assets and average rates paid on interest-bearing liabilities, was 5.5%. Net interest income, net interest margin and interest spread for the first six months 1996
were $1.6 million, 6.6% and 6.3%, respectively.   Net interest income for the
three months ended June 30, 1997 was $1,015,896 compared to $842,656 for the three months June 30, 1996. Net interest margin and interest spread for the three months ended June 30, 1997 were 5.7% and 5.5%, respectively compared to 6.1% and 6.8%, respectively for the first three months of 1996. The increase in net interest income is primarily the result of a higher level of commercial Bank loans and mortgage loans fee income associated with the closings of mortgage loans held for sale. These mortgage fees are accounted for as interest
income.   The lower interest margin and spread relates to the higher cost of funds in 1997. The Company closed $271.6 million of mortgage loans in the first six months of 1997 compared to $251.6 million in the first six months of 1996.

     The Bank made provisions to the allowance for loan losses in the total amount of $75,320 during the first six months of 1997. The Bank did not make a provision to the allowance for loan losses in the first six months of 1996. During the first six months of 1997, the Bank had net charge offs of $2,326, compared to net charge offs of $154,516 during the first six months of 1996.

     Other income was $2.5 million for the first six months of 1997, compared to $2.0 million for the first six months of 1996. The increase was primarily related to an increase gains on the sale of mortgage servicing rights. Other expenses were $3.7 million in the first six months of 1997, compared to $3.0
million in the first six months of 1996.   The increase in other expenses in the
first six months of 1997 was related to the start up mortgage operation in the Northeast. Other income was $1,151,171 for the second quarter 1997 compared to $915,622 for the second quarter 1996. The increase in other income for the second quarter 1997 was the result of the larger gain on sale of mortgage servicing rights. The Company sold $214.3 million of mortgage servicing rights for a gain of $665,537 in the first six months of 1997, compared to sales of $310.4 million for a gain of $361,355 in the first six months of 1996. Other expenses totaled $1,905,582 for the second quarter of 1997 compared to $1,522,709 for the second quarter 1996. The increase in other expense was a result of an increase in salaries and benefits and other start up costs related to the Northeast mortgage operation.

     The Company had net income of $318,511 for the first six months of 1997, compared to net income of $380,994 for the first six months of 1996. The decrease in net income is reflective of the start up costs associated with the Northeast mortgage operation. The Company had income of $140,713 for the second quarter 1997 compared to $136,928 in the second quarter 1996.

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


                                     CRESCENT BANKING COMPANY
                                     ---------------------------
                                     (Registrant)



Date:  August 14, 1997               /s/ J. Donald Boggus, Jr.
     ---------------------           -----------------------------------------
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