Form 10QSB
period 1997-09-30
CRESCENT BANKING CO
filed 1997-11-12
CIK 883476

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.
                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                          Commission File No. 0-20251

                           Crescent Banking Company
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Georgia                                        58-1968323
-------------------------------------------------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                   251 Highway 515, Jasper, GA        30143
-------------------------------------------------------------------------------
           (Address of principal executive offices) (Zip Code)


                                (706) 692-2424
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1.00 par value per share, 706,354 shares issued and outstanding as of November 05, 1997. 3,334 shares are held as treasury stock.


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

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                    September 30          December 31
                                                                                        1997                 1996
                                                                                    ----------------------------------
Assets
Cash and due from banks                                                               $3,061,099           $3,011,864
Federal funds sold                                                                       710,000              570,000
Interest bearing deposits in other banks                                                 564,309               76,703
Securities available for sale                                                            940,975              882,475
Securities held for investment, at cost (fair  value of
      approximately $1,717,660, at  September 30, 1997  and
      $749,386 at December 31, 1996)                                                   1,728,739              748,630

Mortgage loans held for sale                                                          54,813,319           32,996,668
Loans                                                                                 35,534,901           28,500,400
Less allowance for loan losses                                                          (475,078)            (335,512)
                                                                                    ----------------------------------
     Loans, net                                                                       35,059,823           28,164,888

Premises and equipment, net                                                            2,180,354            2,195,828
Other real estate                                                                        151,909              727,159
Purchased mortgage servicing rights                                                    4,144,342            4,093,493
Other assets                                                                           1,963,924            1,184,644
                                                                                    ----------------------------------

                                                                                    $105,318,793          $74,652,352
                                                                                    ==================================
Liabilities
Deposits
          Noninterest -bearing demand deposits                                       $12,120,174          $12,655,027
          Interest -bearing demand                                                    13,312,667           11,547,662
          Savings                                                                      1,438,191            1,366,145
          Time, $100,000 and over                                                      9,132,062            6,857,157
          Other time                                                                  27,065,134           23,319,917
                                                                                    ----------------------------------
                          Total deposits                                              63,068,228           55,745,908

Drafts payable                                                                        14,034,849            2,438,733
Deferred taxes payable                                                                 1,303,111              721,239
Accrued interest and other liabilities                                                 1,218,265              675,849
Other borrowings                                                                      17,243,752            7,396,755
                                                                                    ----------------------------------
            Total liabilities                                                         96,868,205           66,978,484


Shareholders' equity
Common stock, par value $1.00; 2,500,000 shares authorized;
       Issued and outstanding shares - 706,354 at 9/30/97
       and 704,854 at 12/31/96                                                           706,354              704,854
Surplus                                                                                6,369,186            6,355,686
Retained earnings                                                                      1,411,139              649,419
Less cost of 3,334 shares acquired for the treasury                                      (36,091)             (36,091)
                                                                                    ----------------------------------
             Total stockholders' equity                                                8,450,588            7,673,868
                                                                                    ----------------------------------
                                                                                    $105,318,793          $74,652,352
                                                                                    ==================================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the three months ended          For the nine months ended
                                                                        September 30,                       September 30,
                                                                    1997             1996               1997             1996
                                                                ----------------------------        ----------------------------
Interest income
Interest and fees on loans                                        939,312           677,781         2,498,529         2,023,225
Interest and fees on mortgage loans held for sale               1,139,377           502,660         2,677,881         1,662,542
Interest on  securities:
     Taxable                                                       34,995            19,496            88,403            67,859
     Nontaxable                                                     3,888             3,838            11,514            11,514
Interest on deposits in other banks                                18,098            18,447            48,965            56,342
Interest on Federal funds sold                                     21,378            15,692            71,665            48,899
                                                                ----------------------------        ----------------------------
                                                                2,157,048         1,237,914         5,396,957         3,870,381
Interest expense
Interest on deposits                                              696,646           526,146         1,936,096         1,482,013
interest on other borrowings                                      184,694            17,762           342,851            60,056
                                                                ----------------------------        ----------------------------
                                                                  881,340           543,908         2,278,947         1,542,069

Net interest income                                             1,275,708           694,006         3,118,010         2,328,312
Provision for loan losses (Note 4)                                 67,800                 0           143,120                --
                                                                ----------------------------        ----------------------------
Net interest income after provision for loan losses             1,207,908           694,006         2,974,890         2,328,312

Other income
Service charges on deposit accounts                                52,011            46,864           158,861           144,789
Mortgage servicing fee income                                     253,308           189,090           741,593           508,681
Gestation fee income                                              346,957           205,210           917,665           714,580
Gains on sale of mortgage servicing rights                        984,711           262,990         1,650,248           624,345
Gains on sale of mortgage loans held for sale                     232,324           286,821           850,508           947,429
Other                                                              27,301            23,739            46,107            48,498
                                                                ----------------------------        ----------------------------
                                                                1,896,612         1,014,714         4,364,982         2,988,322

Other expenses
Salaries and employee benefits                                  1,000,936           670,682         2,734,469         2,037,012
Net occupancy and equipment expense                                99,428           103,660           274,646           271,160
Supplies, postage, and telephone                                  169,448            95,615           468,266           311,756
Advertising                                                       144,024            77,608           420,772           239,641
Insurance expense                                                  21,272            18,976            67,542            66,077
Depreciation and amortization                                     217,257           207,787           629,899           530,359
Legal and professional                                            240,577           140,389           586,785           498,831
Director  fees                                                     33,350            32,900            98,200            81,350
Mortgage subservicing expense                                      77,570            67,643           235,709           187,907
Other                                                             149,808           105,013           351,725           343,631
                                                                ----------------------------        ----------------------------
                                                                2,153,670         1,520,273         5,868,013         4,567,724

Income before income taxes                                        950,850           188,447         1,471,859           748,910
Applicable income taxes                                           381,270            94,264           583,768           323,733
                                                                ----------------------------        ----------------------------

Net income                                                        569,580            94,183           888,091           425,177
                                                                ============================        ============================

Per share of common stock
     Net income                                                     $0.81             $0.13             $1.26             $0.60
     Cash dividends                                                 $0.06                --             $0.18                --

Weighted average shares outstanding                               706,354           704,854           705,431           704,854

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                For the nine months ended
                                                                                      September 30,
                                                                                1997                 1996
                                                                            ---------------------------------
Operating Activities
Net Income                                                                     $888,091             $425,177
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Provision for loan loss                                                  143,120                    -
       Depreciation and amortization                                            629,899              530,359
       Provision for deferred taxes                                             581,872              299,073
       Gains on sales of mortgage servicing rights                           (1,650,248)            (624,345)
       Increase in mortgage loans held for sale                             (21,816,651)         (10,252,144)
       Increase in interest receivable                                         (188,259)            (124,896)
       Increase (decrease) in drafts payable                                 11,596,116           (1,092,898)
       Increase (decrease) in interest payable                                    4,066              (47,970)
       Increase in other assets and liabilities, net                            (63,829)            (492,026)

                                                                            ---------------------------------
Net cash used in operating activities                                        (9,875,823)         (11,379,670)



Investing Activities
Net decrease in interest-bearing deposits
       in other banks                                                          (487,606)           3,468,361
Acquisition of securities available for sale                                   (250,000)                  --
Proceeds from sale of securities available for sale                             191,500                   --
Acquisition of securities held to maturity                                   (1,865,661)                  --
Proceeds from maturities of securities held to maturity                          47,610               38,626
Proceeds from sale of securities held to maturity                               837,942                   --
Acquisition of purchased mortgage servicing rights                           (5,036,755)          (3,806,176)
Proceeds from sales of purchased mortgage
       servicing rights                                                       6,216,069            4,958,381
Increase in Federal funds sold, net                                            (140,000)           1,020,000
Net increase in loans                                                        (6,462,805)          (3,425,639)
Purchase of premises and equipment                                             (183,182)            (177,316)

                                                                            ---------------------------------
Net cash provided by (used in) investing activities                          (7,132,888)           2,076,237

Financing Activities
Net increase in deposits                                                      7,322,320            9,016,707
Net increase in mortgage warehouse line of credit                             9,846,997            1,650,000
Proceeds from exercise of stock options                                          15,000                    -
Dividends paid                                                                 (126,371)                   -

                                                                            ---------------------------------
Net cash provided by financing activities                                    17,057,946           10,666,707

Net increase in cash and cash equivalents                                        49,235            1,363,274
Cash and cash equivalents at beginning of year                                3,011,864            1,791,026
                                                                            ---------------------------------

Cash and cash equivalents at end of year                                     $3,061,099           $3,154,300
                                                                            =================================


Supplemental Disclosure of Cash Flow Information
                  Cash paid during period for interest                       $2,274,881           $1,590,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1997

NOTE A --- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year or any interim periods.

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

Reclassifications: Certain amounts as previously reported have been reclassified
-----------------
to conform to the current period presentation.

NOTE C --- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 1997, the Company had purchased loans for which it provides servicing with principal balances totaling $419.9 million. The Company sold $449.1 million of mortgage servicing rights in the nine months of 1997 for a net gain of $1.6 million.

NOTE D---INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets and liabilities at January 1, 1997 are outlined in the table below. Net deferred income tax liabilities of $1,303,111 and $721,239 at September 30, 1997 and December 31, 1996,
respectively, are included in other liabilities.

     Deferred assets:

         Allowance for loan losses                       $    52,864
         Net operating loss carryforward                     549,801
         Alternative minimum tax carryforward                 42,084
         Other                                                 5,018
                                                         -----------
                                                             649,767
                                                         -----------
     Deferred liabilities:

         Purchased mortgage servicing rights             $ 1,206,433
         Tax over book depreciation                          153,025
         Other                                                11,548
                                                         -----------
                                                           1,371,006
                                                         -----------

     Net deferred tax liabilities                        $  (721,239)
                                                         ===========

Note E - Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until Jan 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers that are secured borrowings. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

The FASB has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The impact on the Company's financial statements of the provisions of SFAS No. 128 is not expected to be material.

The FASB has issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that SFAS No. 129 will require significant revisions of prior disclosures since SFAS No. 129 lists required disclosures that had been included in a number of previously existing separate statements or opinions.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components or comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for financial statements beginning after December 15, 1997.

The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect that SFAS No. 131 will require significant revision of prior disclosures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes, and the statistical information included elsewhere herein. Certain of the matters discussed under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward- looking statements. The Company's actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

Summary

     The Company had a profit during the first nine months of 1997 of $888,091 compared to $425,199 for the first nine months 1996. The increase in year to date profit is the primary result of the increase in Commercial Bank loans and a greater volume of mortgage loans production.

Balance Sheets

     The Company experienced a 41.1% increase in total assets in the first three quarters of 1997 as the Bank's assets totaled $105.3 million as of September 30, 1997 compared to $74.7 million at December 31, 1996. The increase in the Bank's assets has been primarily related to the increase commercial banking loans and increase of mortgage production. The increase in mortgage production was due in large to the start up of the New England mortgage operation.

     Earning assets at September 30, 1997 (comprised of commercial bank loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $94.1 million or 89.4% of total assets as compared to December 31, 1996 when earning assets totaled $63.8 million or 85.4% of total assets. The increase in earning assets as a percentage of total assets was the result of the increase in commercial bank loans and mortgage loans held for sale. Mortgage loans held for sale totalled $54.8 million at September 30, 1997 compared to $33.0 million at December 31, 1996. The increase in mortgage loans held for sale was the result of the start up of the New England mortgage operation as well as an increase in mortgage production from the Southeast mortgage office. Mortgage loans held for sale averaged $32.4 million and constituted 47.2% of average earning assets and 40.5% of average assets for the nine months ended September 30, 1997. Average commercial bank loans of $31.4 million constituted 45.7% of average earning assets and 39.3% of average total assets during the nine months ended September 30, 1997. Commercial banking loans totaled $35.5 million at September 30,1997 compared to $28.5 million at December 31, 1996. Generally loans tend to produce higher yields than securities and other interest-earning assets. In addition, mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by the Bank on its shorter term warehouse line of credit and regular funding sources. Therefore, absolute volume of commercial loans and mortgage loans held for sale and the volume as a percentage of total earning assets is an important determinant of net interest margin.

     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are managed in order to minimize the Company's exposure to interest rate risk. At September 30, 1997, interest-bearing deposits in other banks, investment securities, and federal funds sold were $3.9 million compared to $2.3 million at December 31, 1996.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. The allowance for loan losses totaled $475,078 or 1.34% of total loans at September 30, 1997, compared to $335,512 or 1.18% of total loans at December 31, 1996. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     As a result of management's policy of ongoing review of the loan portfolio, loans may be considered for classification as non-accrual when it is not reasonable to expect collection of interest under the original terms. As of September 30, 1997, the Bank had $4,998 of loans accounted for on a non-accrual basis, $607,274 contractually past due more than 90 days and no loans considered to be troubled debt restructurings, as defined by Financial Accounting Standards Board Statement No. 15 ("FASB #15"). As of December 31, 1996, the Bank had $167,916 of loans accounted for on a non-accrual basis, $23,140 contractually past due more than 90 days and no loans considered to be troubled debt restructurings as defined by FASB #15. Loans identified by management as potential problem loans (classified and criticized) but still on accrual totaled $1,379,716 and $1,405,089 at September 30, 1997 and December 31, 1996, respectively. The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well-secured and in the process of collection. Interest on these loans will be recognized only when received.

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

     In addition to its mortgage division in the Southeast, the Company also provides mortgage loan activities throughout the Northeast through its subsidiary Crescent Mortgage, Inc. ("CMS"). The Company began the Northeast Operations in the first quarter of this year. During the first five months of the year, startup costs relating to this operation exceed income. Since June, CMS has reached a volume of loan production to achieve profitability on a monthly basis. During 1997, CMS anticipates selling substantially all mortgage loans and servicing rights generated from the Northeast operation. Funding for the Northeast is provided through three warehouse lines of credits totaling $32 million. The Company has commenced plans to offer a Federal Housing Administration mortgage product through CMS. The Company plans to locate the office in the Atlanta area to serve the Southeastern states.

     For the nine months ended September 30, 1997, the mortgage operation of the Company had acquired $504.4 million of mortgage loans and sold $482.6 million in the secondary market with servicing rights retained by the Company. The Company carried $54.8 million as mortgage loans held for sale on the balance sheet as sales of the loans were pending. As of September 30, 1997, capitalized cost of $4.1 million related to the purchase of the mortgage loans and associated servicing rights was carried on the balance sheet as purchased mortgage servicing rights. The Bank is amortizing the purchased mortgage servicing rights over an accelerated period. The Bank sold $449.1 million of mortgage servicing rights in the first nine months of 1997 for a gain of $1,650,248. As of September 30, 1997, the Bank held the rights with respect to loans with unpaid principal balances totaling $419.9 million. The market value of the servicing portfolio is contingent upon many factors including interest rate environment, estimated life of the servicing portfolio, loan quality of the servicing portfolio and coupon rate of the loan portfolio. There can be no assurance that the Bank will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's deposits increased $7.4 million to total $63.1 million at September 30, 1997. The increase in deposits resulted from normal deposit growth. Interest-bearing deposits represented 81% of total deposits at September 30, 1997, with certificates of deposit representing 71% of total interest-bearing deposits, compared to December 31, 1996 when interest-bearing deposits represented 77% of total deposits with certificates of deposit representing 70% of total interest-bearing deposits. The increase of interest bearing deposits as a percentage of total deposits was the result of an increase of interest bearing deposits. The composition of these deposits is indicative of the rate conscious market in which the Bank operates.

Capital

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. These guidelines currently require a minimum of 8.00% of total capital to risk-adjusted assets. One-half of the required capital must consist of tangible common shareholders' equity and qualifying perpetual preferred stock ("Tier 1 capital"). The leverage guidelines specify a ratio of Tier 1 capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company and the FDIC has not advised the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it. The Bank has agreed with the Department of Banking and Finance to maintain a leverage ratio of 8.0%. At September 30, 1997, the Bank's leverage ratio was 8.57%.

     As of September 30, 1997 total shareholders' equity was $8.5 million or 8.1% of total assets compared to $7.7 million or 10.3% of total assets at December 31, 1996. The decrease in the shareholders' equity to asset ratio from December 31, 1996 to September 30, 1997 was the result of a 41% increase in total assets. In June 1997, the Company received $15,000 through the exercise of outstanding stock option in regard to 1,500 shares. As of September 30, 1997, total capital to risk-adjusted assets was 12.3%, with 11.7% consisting of tangible common shareholders' equity.

     The Company is in process of a securities offering to raise an additional $2,000,000 of capital. The Company intends to use the proceeds for general corporate purposes including the opening of the wholesale FHA mortgage office. In addition, the Bank will apply to the Georgia Department of Banking and Finance in the fourth quarter to locate a full service branch in Bartow County. Currently the Bank maintains a low production office in Bartow County. The offering is anticipated to be completed during the first quarter of 1998.

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

     Average liquid assets for the nine months ended September 30, 1997 (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, mortgages held for sale net of borrowings and drafts payable and investment securities) totaled $25.7 million or 43% of average deposits. Average liquid assets totaled $24.1 million or 47% of average deposits at December 31, 1996.

     Average loans were 53% and 55% of average deposits for September 30, 1997 and December 31, 1996, respectively. Average deposits were 86 % and 90% of average earning assets for September 30, 1997 and December 31, 1996, respectively.

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

     The following table shows the interest sensitivity gaps for four different time intervals as of September 30,1997. The Bank was in a cumulative asset-sensitive position for all time intervals. This means that during these periods of asset sensitivity, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will improve. Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity.

                        INTEREST RATE SENSITIVITY GAPS
                           AS OF SEPTEMBER 30, 1997

                                                     Amounts Repricing In
                                                     --------------------

                                        0-90        91-365            1-5         Over 5
                                        Days        Days              Years       Years
                                        ----        ----              -----       -----
                                                     (Millions of dollars)
     Interest-earning assets            $75.6       $    5.4          $10.5      $2.8
     Interest-bearing liabilities        39.7           20.9            7.6         -
                                       ------       --------         ------      ----
     Interest sensitivity gap           $35.9       $  (15.5)        $  2.9      $2.8
                                       ======       ========         ======      ====

     The mortgage division has adopted a policy intended to minimize potential interest rate risk incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by the Company or through "pairing off" the committment. Under certain conditions the Company achieves best execution by pairing off the commitment which is selling the closed loans and fulfilling the commitment with loans purchased through the secondary market. The Company considers the cost of its hedge as part of its mortgage servicing rights portfolio and therefore does not recognize gains on the execution of the hedge, but reduces the cost basis of the servicing rights.

While other hedging techniques may be used, speculation is not allowed under the mortgage division's secondary marketing policy. As of September 30, 1997 the Bank had to place purchase commitment agreements terminating from October to January with respect to an aggregate of approximately $64.0 million to hedge the mortgage pipeline of $91.7 million for which the Company has interest rate risk.

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

     The Bank's increase in interest income from $3.9 million for the nine months ended September 30, 1996 to $5.4 million for the nine months ended September 30, 1997 is attributable to the growth of earning assets. The Bank's interest expense increased from $1.5 million for the nine months ended September 30, 1996 to $2.3 million for the nine months ended September 30, 1997. The increase in interest expense is primarily the result of higher average of interest bearing deposits in the first nine months of 1997, in addition to a higher level of average borrowed funds related to the mortgage operation. For the nine months ended September 30, 1997 and 1996, interest expense accounted for 28% and 25% of total expenses, respectively. The increase in the Bank's interest income from $1.2 million for the three months ended September 30, 1996 to $2.2 million for the three months ended September 30 ,1997 was the result of a higher average balance of Commercial Bank loans in addition to a higher level of mortgage loans held for sale. The increase in the Bank's interest expense from $543,908 for the three months ended September 30, 1996 to $881,340 for the three months ended September 30, 1997 was the result of a higher level of average deposits and other borrowed funds. For the three months ended September 30, 1997 and 1996, interest expense accounted for 28% and 26% of total expenses, respectively.

     Net interest income for the first nine months of 1997 was $3.1 million. The Bank's net interest margin for the first nine months 1997 was 6.1%. Interest spread, which represents the difference between average yields on earning assets and average rates paid on interest-bearing liabilities, was 5.8%. Net interest income, net interest margin and interest spread for the first nine months 1996 were $2.3 million, 6.2% and 5.8%, respectively. Net interest income for the three months ended September 30, 1997 was $1,275,708 compared to $694,006 for the three months September 30, 1996. Net interest margin and interest spread for the three months ended September 30, 1997 were 6.4% and 5.9%, compared to the three months ended September 30, 1996, 5.9% and 5.7%, respectively. The increase in net interest income is primarily the result of a higher level of commercial Bank loans and mortgage loans fee income associated with the closings of mortgage loans held for sale. These mortgage fees are accounted for as interest income. The Company closed $504.4 million of mortgage loans in the first nine months of 1997 compared to $344.9 million in the first nine months of 1996.

     The Bank made provisions to the allowance for loan losses in the total amount of $143,120 during the first nine months of 1997. The Bank did not make a provision to the allowance for loan losses in the first nine months of 1996. During the first nine months of 1997, the Bank had net charge offs of $3,554, compared to net charge offs of $158,399 during the first nine months of 1996.

     Other income was $4.4 million for the first nine months of 1997, compared to $3.0 million for the first nine months of 1996. The increase was primarily related to an increase gains on the sale of mortgage servicing rights as a result of the startup of the New England mortgage operations. Other expenses were $5.9 million in the first nine months of 1997, compared to $4.6 million in the first nine months of 1996. The increase in other expenses in the first nine months of 1997 was related to the start up mortgage operation in the Northeast. Other income was $1.9 million for the third quarter 1997 compared to $1 million for the third quarter 1996. The increase in other income for the third quarter 1997 was the result of the larger gain on sale of mortgage servicing rights. The Company sold $214.3 million of mortgage servicing rights for a gain of $1,650,248 in the first nine months of 1997, compared to sales of $377 million for a gain of $624,345 in the first nine months of 1996. Other expenses totaled $2.2 million for the third quarter of 1997 compared to $1.5 million for the third quarter 1996. The increase in other expense was a result of an increase in salaries and benefits and other start up costs related to the Northeast mortgage operation.

     The Company had net income of $888,091 for the first nine months of 1997, compared to net income of $425,177 for the first nine months of 1996. The increase in net income is reflective of the start up costs of the Northeast mortgage operation, an increase in mortgage production and an increase in Commercial Bank loans. The Company had income of $569,580 for the third quarter 1997 compared to $94,183 in the third quarter 1996.

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


                                       CRESCENT BANKING COMPANY
                                       ---------------------------------------
                                       (Registrant)







Date:     November 13, 1997             /s/ J. Donald Boggus, Jr.
       -------------------------        --------------------------------------
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