Form 10KSB40
period 1997-12-31
CRESCENT BANKING CO
filed 1998-03-31
CIK 883476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                  FORM 10-KSB


[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
       1934
     For the Fiscal Year ended December 31, 1997

[ ] Transition report under Section 13 of 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-20251

                            CRESCENT BANKING COMPANY
                 (Name of Small Business Issuer in Its Charter)

           Georgia                                         58-1968323
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

    251 Highway 515, Jasper Georgia                           30143
---------------------------------------     ------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                (706) 692-2424
                    --------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Title of Each Class Securities registered under Section 12(b) of the Exchange
Act:  None

Name of Each Exchange on which Registered:  None

                         Common Stock, $1.00 par value
                                (Title of Class)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or (15) d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Company's revenues for its fiscal year ended December 31, 1997 were $13.8 million.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 20, 1998 was $16.4 million.

     The number of shares outstanding of the Company Common Stock as of March 20, 1998 was 861,354.

     Portions of the Company's 1997 Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report") are incorporated by reference into Parts I and II of this Form 10-KSB.

     Portions of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Crescent Banking Company (the Company") is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and with the Georgia Department of Banking and Finance (the "Georgia Department") under the Financial Institutions Code of Georgia. The Company was incorporated on November 19, 1991, to facilitate a reorganization (the "Reorganization") pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Reorganization was completed on May 1, 1992. The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS," and, together with the Bank, the "Subsidiaries"), which offers wholesale mortgage banking services in the New England states and provides servicing for residential mortgage loans.
As of December 31, 1997, the Company had total consolidated assets of approximately $104.5 million, total deposits of approximately $75.7 million and consolidated shareholders' equity of approximately $8.9 million.

     The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta").
Through the Bank, the Company provides a broad range of banking and financial services in the areas surrounding Jasper, Georgia, and wholesale mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States.

     CMS was incorporated as a separate subsidiary of the Company on October 11, 1994, to engage in the servicing of mortgage loans. CMS is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale mortgage banking services in the New England states and provides servicing for residential mortgage loans. In December 1996, CMS opened a wholesale mortgage banking office in Manchester, New Hampshire that serves the Northeast United States.

     The principal executive offices of the Company and the Bank are located at 251 Highway 515, Jasper, Georgia 30143 and the principal executive offices of CMS are located 115 Perimeter Center, Suite 225, Atlanta, Georgia 30346. The Company's telephone number is (706) 692-2424.

BUSINESS STRATEGY

     The Company expanded its mortgage operations in February 1998 by engaging in Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage lending. In addition, the Bank expanded its loan production office ("LPO") in Bartow County, Georgia to a full service Bank branch on March 9, 1998.

COMMERCIAL BANKING OPERATIONS

     The Bank's commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium sized businesses located within its market area. The Bank considers its primary market area for commercial banking services to be Pickens County, Bartow County and nearby areas of Dawson, Cherokee and Gilmer Counties, Georgia, which are situated to the north of Atlanta. While the Bank provides most traditional banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to small and medium sized businesses.

     The retail nature of the Bank's commercial banking operations allows for diversification of depositors and borrowers, and management believes the Bank is not dependent upon a single or a few customers. No material portion of the Bank's commercial banking loans is concentrated within a single industry or group of related industries.

MORTGAGE BANKING OPERATIONS

     The Company currently originates, sells and services mortgage loans through the Bank's Mortgage Division and CMS. The Bank and CMS acquire mortgage loans from small retail-oriented originators in the Southeast and Northeast United States. Substantially all of the mortgage loans are currently being resold after being "warehoused" for 10 to 30 days, with associated servicing rights sold or retained, in the secondary market to Freddie Mac, Fannie Mae, and private investors. To the extent that the Company retains the servicing rights on mortgage loans that it resells, it collects servicing fees. Loans that are resold with associated servicing rights released include a premium for such servicing in the sale price paid to the Company.

     Mortgage loan purchases are funded through loan sales, warehouse lines of credit from FHLB-Atlanta and Paine Webber Incorporated, and Bank funds. Prior to being resold, mortgage loans generally generate net interest income due to the Company seeking to maintain a positive spread on the rates of interest paid to the Company on the mortgage loans as compared to the rates of interest paid by the Company on its funding sources. Pending resale, the Company does incur interest rate risk that affects the value of such mortgage loans. The Company also generates ancillary income through late fees, mortgage life insurance commissions and assumption fees, in addition to servicing fees and gestation fee income.

     The Company attempts to reduce potential interest rate risks that may be incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed, by either having in place commitments, through the secondary market, to purchase the loans from the Company, or by purchasing an option to deliver to the secondary market a mortgage-backed security. Other "hedging" techniques may also be used to minimize interest rate risk, but speculative secondary market activities are not engaged in. The success of the Company's mortgage banking operations is highly dependent on the efforts of Mr. Robert C. KenKnight, the Bank's Executive Vice President for Mortgage Banking Operations, and President of CMS.

     The Company's mortgage banking business is not dependent on any particular mortgage loan originators or borrowers. Such business does depend upon its warehouse creditors to fund the origination and holding of mortgage loans pending securitization.

SEASONALITY

     While the Bank does not consider its commercial banking business to be seasonal, the Company's mortgage banking business does vary seasonally, with the volume of home financings, in particular, being generally lower during the winter months.

COMPETITION

     The Bank's Commercial and Mortgage Divisions operate in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, and insurance companies, locally, regionally and nationally, certain of which compete with offerings by mail, telephone, computer and/or the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel may be other important competitive factors, and are emphasized by the Bank.

     In addition to the Bank, three other commercial banks have offices in the Jasper area of Pickens County, Georgia, and eight commercial banks and five credit unions have offices in Bartow County, Georgia. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank's market area. Virtually every type of competitor for business of the type served by the Bank has offices in Atlanta, approximately 60 miles away from Jasper. These institutions have greater resources, broader geographic markets and higher lending limits, may offer various services that the Bank does not offer, and can better afford and make broader use of media advertising, support services, and electronic technology than can the Bank. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, personal service, greater community involvement and its ability to make credit and other business decisions quickly and locally.

     The wholesale mortgage banking business is also intensely competitive locally, regionally and nationally. The Company competes with thrifts, commercial banks, mortgage companies and brokers, insurance companies, and securities firms having local, regional and national operations with respect to the purchase, servicing and sale of mortgage loans. Many of such institutions have substantially greater resources than the Company.

EMPLOYEES

     At December 31, 1997, the Company had 65 full-time and 6 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

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

     The BHC Act, as amended by the interstate banking provisions of the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching effective
June 1, 1997.

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

     On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of EGRPRA. Among other things, these amendments to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed holding companies; expand the list of non-banking activities permitted under Regulation Y and reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products with their affiliates.

     The Company is a legal entity separate and distinct from the Bank and its other Subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank Subsidiaries, including CMS. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions," which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

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

     Bank Regulation. As a Georgia bank whose deposits are insured by the FDIC's BIF maintained by the FDIC, the Bank is subject to regulation and examination by the Georgia Department and by its primary federal regulator, the FDIC. The Georgia Department and the FDIC regulate and monitor all of the Bank's operations, including reserves, loans, mortgages, payments of dividends, interest rates and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates.

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

     Mortgage Banking Regulation. CMS is licensed and regulated as a "mortgage banker" by the Georgia Department. It is also qualified as a Freddie Mac seller/servicer and CMS must meet the requirements of such corporations and various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

     Capital Requirements. The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and national and state member banks. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of subordinated debt, non qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 Capital" and, together with Tier 1 Capital, "Total Capital").

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

     As of December 31, 1997, the Company had Tier 1 Capital and total capital of approximately 12.27% and 12.98% of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 11.35% and 12.15% of risk-weighted assets. As of December 31, 1997, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.33% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 8.87%.

     The Company has not been informed of a particular leverage capital requirement applicable to it, however, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8%.

     The Georgia Department also expects bank holding companies to maintain minimum levels of primary capital and adjusted primary capital on a consolidated basis (generally 5% of total assets). Under Georgia Department policies, the components of primary capital include common stock, perpetual preferred stock, surplus, undivided profits, mandatory convertible instruments, allowances for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt instruments. While the Georgia Department's policies do not require the risk-weighing of assets as the Federal Reserve's risk-based capital rules do, the Georgia Department assumes that moderate degrees of risk exist. If it discovers high amounts of risk or significant non-banking activities, the Georgia Department may require higher capital ratios. Further, the written policies of the Georgia Department require that Georgia banks generally maintain a minimum ratio of primary capital to total assets of 6.0%.

     The table which follows sets forth certain capital information of the Company and Bank as of December 31, 1997:

                                CAPITAL ADEQUACY
                             (DOLLARS IN THOUSANDS)

                                          COMPANY                                 BANK
                           ----------------------------------     -----------------------------------
                                 AMOUNT          PERCENTAGE         AMOUNT            PERCENTAGE
                           --------------------------------------------------------------------------
Leverage Ratio:
  Actual                        8,933             9.33%            7,334                8.87%
  Minimum Required (1)          3,828             4.00%            6,614                8.00%

Risk-Based Capital:
Tier 1 Capital                  8,933            12.27%            7,334               11.35%
  Actual                        2,912             4.00%            2,584                4.00%
  Minimum Required

Total Capital:
  Actual                        9,448            12.98%            7,849               12.15%
  Minimum Required              5,824             8.00%            5,169                8.00%

_________________________________
(1) Represents the highest minimum requirement. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

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

      FDICIA. FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. These standards are not expected to have any material effect on the Company and the Bank.

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

      FDIC Insurance Assessments. The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC Bank Insurance Fund ("BIF"). The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository
institutions.   Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 1996, the Bank paid $7,759 in BIF deposit premiums.

      The FDIC's Board of Directors voted on May 6, 1996, to retain the 1996 BIF assessment schedule of 0 to 27 basis points (annual rates) for the second semiannual period of 1997, and on May 20, 1997, voted to collect an assessment against BIF-assessable deposits to be paid to the Financing Corporation ("FICO"). The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The actual assessment rates for FICO for 1997 have been set at 1.26 basis points on an annual basis for BIF-assessable deposits.

      BIF and SAIF assessment rates are designed to increase the reserve ratios (i.e., the ratios of reserves to insured deposits) of these funds to 1.25%. During 1995, the BIF reached 1.25%. As a result, the FDIC refunded BIF premiums in September 1995, and reduced BIF premiums with a nominal payment of $2,000 per year for the best-rated banks.

      EGRPRA also recapitalized the FDIC's Saving Association Insurance Fund ("SAIF") in order to bring it into parity with the Bank Insurance Fund ("BIF") of the FDIC. As part of this recapitalization, holdings of SAIF-insured deposits were subjected to a one-time special deposit insurance assessment. During 1996, the Bank held no SAIF deposits and was not subject to such special assessment.

      Community Development Act. The Community Development Act has several titles. Title I provides for the establishment of community development financial institutions to provide equity investments, loans and development services to financially undeserved communities. A portion of this Title also contains various provisions regarding reverse mortgages, consumer protection for qualifying mortgages and hearings for home equity lending, among other things. Title II provides for small business loan securitization and securitizations of other loans, including authorizing a study on the impact of additional securities based on pooled obligations. Small business capital enhancement is also provided. Title III of the Act provides for paperwork reduction and regulatory improvement, including certain examination and call report issues, as well as changes in certain consumer compliance requirements, certain audit requirements and real estate appraisals, and simplification and expediting processing of bank holding company applications, merger applications and securities filings, among other things. It also provides for commercial mortgage-related securities to be added to the definition of a "mortgage-related security" in the Exchange Act. This will permit commercial mortgages to be pooled and securitized, and permit investment in such instruments without limitation by insured depository institutions. It also preempts state legal investment and blue sky laws related to qualifying commercial mortgage securities. Title IV deals with money laundering and currency transaction reports, and Title V reforms the national flood insurance laws and requirements.

      Community Reinvestment Act. The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following their most recent CRA examinations, the Bank received a "satisfactory" CRA rating.

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

      Legislative and Regulatory Changes. Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks." Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the under-capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage could be narrowed to promote market discipline. Risk based deposit insurance premiums were feasibility tested through an FDIC demonstration project using private reinsurers to provide market pricing for risk based premiums.

      The United States Supreme Court in 1995 and 1996 decided in Valic that
                                                                  -----
national banks could sell annuities, and in Barnett Bank that national banks
                                            ------------
could sell other forms of insurance from towns of 5,000 or fewer population.
The State of Georgia generally prohibits bank-affiliates from selling insurance. However, in 1996, the Georgia Department of Insurance and the Georgia Department adopted regulations permitting the sales of certain other insurance products. The Bank has not exercised any activities permitted by these new regulations, but may do so in the future.

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

      Fiscal and Monetary Policy. Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Bank cannot be predicted.

      The Year 2000 Issue. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company.

      As part of its assessment, Company management has been evaluating Year 2000 compliance by its vendors, and to date has not discovered any Year 2000 problem with significant counter-parties that it believes are reasonably likely to have a material adverse effect upon the Company. However, the Company has not begun evaluating the effects of the Year 2000 problem on its loan and deposit customers, and no assurance can be given that potential Year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company will not be material. Many of the Company's technology systems have already been certified as Year 2000 compliant, and it is in the process of outsourcing its management information systems to a third party with which it is working with a view to preventing any material Year 2000 problems.


ITEM 2.  DESCRIPTION OF PROPERTY

      During 1996, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank's main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 9,200 square feet of finished space used for offices, operations and storage, four teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine with a 24-hour-a-day access. The main office facility opened for business on January 29, 1990 and is in good condition. The Bank also leases approximately 3,000 square feet of office space in the Atlanta metropolitan area for its Mortgage Division operations, and the lease term for such offices expires in August 1999.

      In addition, the Bank leases approximately 268 square feet for its branch office located in Marble Hill, Georgia with a lease expiration date of August 31, 1999. The Bank also leases 600 square feet of office space for its LPO in Bartow County, Georgia with a lease expiration date of January 1, 1999 and 2,000 square feet in Cartersville, Georgia for a full-service branch with a lease expiration date of October 24, 2000.

      The Bank also leases a site for an automated teller machine in the Big Canoe community. The lease agreement expires on October 31, 1998. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank's main office.

      CMS conducts its business primarily through its main office in Manchester, New England, where CMS leases approximately 3,400 square feet of office space. The lease term for the CMS New Hampshire office expires in December 1998. In addition, CMS leases 4,080 square feet in Atlanta, Georgia for FHA/VA loan office. The lease term for the Atlanta office expires in December 2002.

      The Company presently expects to renew each of its leases upon their respective expiration dates.


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of shareholders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS MARKET
         INFORMATION

      There is no active trading market for Company Common Stock, and it is not traded on Nasdaq or any other organized securities market or exchange. The last known selling price of Company Common Stock, in what the Company's management believes were arm's-length transactions and based on information available to the Company's management, was $15.00 per share in sales during November 26, 1997. For the 30 week period ended October 31, 1997, based upon information known to the Company, the price per share of the Company's Common Stock in other transactions ranged from $13.13 per share to $15.00 per share.

      It is not anticipated that an active trading market for Company Common Stock will develop in the foreseeable future.

HOLDERS

      As of March 20, 1998, there were approximately 598 holders of record of the Common Stock of the Company.

DIVIDENDS

      Cash dividends on the Bank's common stock may only be declared and paid out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department's current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's loans classified as adverse as to repayment or recovery by the Georgia Department at the most recent regulatory examination of the Bank exceeds 80% of the Bank's equity capital as reflected at such examination.

      On January 30, 1998, the Company declared its sixth consecutive quarterly dividend, payable on February 13, 1998 to Shareholders of record on January 30, 1998. This $0.075 per share dividend represented a 7% increase from the previous quarter's dividend and was the fifth consecutive quarter for which dividends have been increased. Earnings in the fourth quarter 1997 totaled $331,186, or $.46 per share, a gain of 109% over fourth quarter 1996 earnings of $158,171, or $.23 per share. Earnings for the year 1997 totaled $1,219,277, or $1.73 per share, an increase of 109% over 1996 earnings of $583,348, or $.83 per share.

      The Company paid no cash dividends prior to 1994 and a dividend of $.335
per share in 1994.   In 1995, the dividend was  reduced to $.25 per share
following the realization of certain loan losses attributable to prior management, and no dividends were paid until the fourth quarter 1996. A quarterly dividend of $.05 per share or $35,077 was paid in November 1996 with respect to the Company's Common Stock. Quarterly dividends of .055 per share or

$38,584, .060 per share or $42,091, .065 per share or $45,696, and .07 per share or $49,211, were paid in February, May, August and November 1997, respectively.

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

      Unless the Company is successful in its efforts to diversify or acquire other financial institutions, it will have no substantial sources of income other than dividends it may receive from the Bank and CMS. The Bank's ability to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends applicable to banks chartered under the laws of the
State of Georgia.   Certain other statutory and regulatory restrictions affect the payment of dividends by the Bank.  See "Supervision and Regulation."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 3 through 15 of the Annual Report, which is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

      The report of independent auditors on page 19 and the financial statements on pages 19 through 58 of the Annual Report are incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      Not Applicable. The information required by Item 304(a) of Regulation S-B was reported on the Company's Current Report on Form 8-K, dated May 3, 1994.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      A.  The information regarding the Company's directors required by this
Item is contained in the Proxy Statement under the captions "General" (pages 4-
7), "Compensation of Directors and Attendance at Meetings" (page 11) and "Committees of the Board of Directors" (pages 11 and 12) and is incorporated herein by reference. Information about compliance with Section 16 of the

Securities Exchange Act of 1934 by the directors and executive officers of the Company is contained in the Proxy Statement under the caption "Section 16 (a) Compliance" (page 16) and is incorporated herein by reference.

      B. Officers of the Company and the Bank are elected annually by the Board of Directors. Information regarding the executive officers, defined as those persons who have major policy-making functions with respect to the Company and/or Bank, and who are not directors or nominees for director is set forth below:

NAME AND AGE
AT DECEMBER 31, 1997
AND DATE FIRST ELECTED                      PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
---------------------------  ---------------------------------------------------------------------------
J. Donald Boggus, Jr.        Mr. Boggus, Jr. has served as President of the Bank since April, 1996.
33                           Mr. Boggus, Jr. had served as the Vice President and Controller of the
1989                         Bank since February 1989 and as the Vice President, Treasurer and Chief
                             Financial Officer of the Company since November 1991.  He graduated from the Georgia Institute of Technology with a Bachelor of Science in
                             Management in 1986.  He first worked as an accountant and then joined the
                             Etowah Bank, Canton, Georgia as an Assistant Comptroller in September
                             1987.  He was promoted to Comptroller and Auditor in October 1988 and served in that position until leaving to join the Bank.

Robert C. KenKnight          Mr. KenKnight joined the Bank as its Executive Vice President for Mortgage
56                           Banking Operations in February 1993.  He has served as the President of
1993                         CMS since its organization in October 1994.  Mr. KenKnight was the
                             President of Liberty Mortgage Corporation, an Atlanta-based mortgage company with a mortgage servicing portfolio of approximately $900 million, from October 1989 until joining the Bank.  He was previously employed as
                             Executive Vice President of Entrust Funding Company, Atlanta, from
                             February 1986 to August 1989, and has worked in the mortgage industry since 1963.  Mr. KenKnight is past President of the Mortgage Bankers
                             Association of Georgia and the Atlanta Mortgage Bankers Association.

Michael P. Leddy             Mr. Leddy has a B.S. from the University of Central Florida where he
53                           majored in finance.  He was head of the Secondary Marketing group of
1993                         Molton Allen & Williams, Inc. before leaving in 1976 to join Paine Webber
                             Incorporated's institutional sales division in Atlanta, Georgia.  In 1985, he served on the initial management team that started Arvida Mortgage
                             Company in Boca Raton, Florida, a subsidiary of Walt Disney Productions.
                             He then returned to Paine Webber Incorporated before joining the Company in 1993 as Senior Vice President of Secondary Marketing for the Bank and
                             CMS.

ITEM 10.  EXECUTIVE COMPENSATION

      Information on compensation of the Company's executive officers is contained in the Proxy Statement under the captions "Compensation of Executive Officers and Directors" (pages 13-15) and "Executive Employment Agreement" (page
15) and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management is contained in the Proxy Statement under the caption "Ownership of Common Stock by Certain Beneficial Owners and Management" (pages 12 and 13) and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information on certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption "Certain Transactions" (page 16) and is incorporated herein by reference.

      With the exception of the above disclosures, there have been no transactions since January 1, 1997, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company's officers or directors had or have direct or indirect material interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  Financial Statements.  The following consolidated included in the
          --------------------
Annual Report, are incorporated financial statements of the Company, by reference in Item 7:

      .  Report of Independent Auditors (page 19).
      .  Consolidated Balance Sheets at December 31,1997 (page 20).
      . Consolidated Statements of Income for the years ended December 31, 1997 and 1996 (page 21).
      . Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996 (pages 22 and 23).
      . Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996 (pages 24 and 25).
      .  Notes to Consolidated Financial Statements (pages 26 through 56).

      B.  Reports on Form 8-K.  No reports on Form 8-K or during the last
          -------------------
quarter of the period covered by Form 10-KSB were filed by the Company this report.

      C.  Exhibits.  The following Exhibits are attached (numbered to correspond
          --------
to Item 601(a) of hereto or incorporated herein by reference Regulation S-B):

  EXHIBIT
   NUMBER                                          DESCRIPTION
-----------   --------------------------------------------------------------------------------------
    3.1       Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated January 27, 1992, File No.
              33-45254 (the "Form S-4")).

    3.2       Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-4).

   10.1       1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the
              Form S-4).

   10.2       1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit
              10.2 to the December 31, 1995 Form 10-KSB).

   10.3       1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the
              December 31, 1995 Form 10-KSB).

   10.4       Employment Agreement between the Bank and Mr. Robert C. KenKnight dated as of May 1,
              1997.

   11.1       Statement Regarding Computation of Per Share Earnings.

   13.1       Crescent Banking Company 1997 Annual Report to Shareholders.  With the exception of information expressly incorporated herein, the 1997 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-KSB.

   21.1       Subsidiaries of the Registrant.

   27.1       Financial Data Schedule.

   99.1       Crescent Banking Company Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CRESCENT BANKING COMPANY


                                    By:    /s/ J. Donald Boggus, Jr.
                                           -------------------------
                                           J. Donald Boggus, Jr.
                                           President and Chief Executive Officer

                                    Date:    March 27, 1998
                                             --------------


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                               Title                            Date
              ---------                               -----                            ----

  /s/ J. Donald Boggus, Jr  .             President and Chief Executive           March 27, 1998
--------------------------------------    Officer (Principal Executive
  J. Donald Boggus, Jr.                   Officer) (Chief Financial
                                          Officer)

  /s/ Arthur Howell                       Chairman of the Board of                March 27, 1998
--------------------------------------    Directors
  Arthur Howell

  /s/ Charles Fendley                     Secretary of the Board of               March 27, 1998
--------------------------------------    Directors
  Charles Fendley

  /s/ A. James Elliott                    Director                                March 27, 1998
--------------------------------------
  A. James Elliott

  /s/ Harry C. Howard                     Director                                March 27, 1998
--------------------------------------
  Harry C. Howard

  /s/ Michael W. Lowe                     Director                                March 27, 1998
--------------------------------------
  Michael W. Lowe

  /s/ L. Edmund Rast                      Director                                March 27, 1998
--------------------------------------
  L. Edmund Rast

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
--------      --------------------------------------------------------------------------------------
  3.1         Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated January 27, 1992, File No.
              33-45254 (the "Form S-4")).

  3.2         Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-4).

 10.1         1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the
              Form S-4).

 10.2         1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit
              10.2 to the December 31, 1995 Form 10-KSB).

 10.3         1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the
              December 31, 1995 Form 10-KSB).

 10.4         Employment Agreement between the Bank and Mr. Robert C. KenKnight dated as of May 1,
              1997.

 11.1          Statement Regarding Computation of Per Share Earnings.

 13.1          Crescent Banking Company 1997 Annual Report to Shareholders.  With the exception of information expressly incorporated herein, the 1997 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-KSB.

 21.1          Subsidiaries of the Registrant.

 27.1          Financial Data Schedule.

 99.1          Crescent Banking Company Proxy Statement for the 1998 Annual Meeting of Shareholders.