Form 10QSB
period 1998-03-31
CRESCENT BANKING CO
filed 1998-05-14
CIK 883476

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ___ ACT OF 1934

 For the quarterly period ended March 31, 1998.

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___  EXCHANGE ACT OF 1934

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

     Common stock, $1.00 par value per share, 861,354 shares issued and
outstanding as of May 13, 1998.    3,334 shares are held as treasury stock.



                       Exhibit Index located on page 19.

                           CRESCENT BANKING COMPANY

                                     INDEX





PART 1.  FINANCIAL INFORMATION                                PAGE NO.

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets                                3

         Consolidated Statements of Income And
                Comprehensive Income                                4

         Consolidated Statements of Cash Flows                      5

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations           9



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          16

Item 2.  Changes in Securities                                      16

Item 3.  Defaults Upon Senior Securities                            16

Item 4.  Submission of Matters to a Vote of Security Holders        16

Item 5.  Other Information                                          16

Item 6.  Exhibits and Reports on Form 8-K                           16

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               March 31      December 31
                                                                                 1998           1997
                                                                            ------------------------------
Assets
Cash and due from banks                                                        $2,288,074     $3,319,054
Federal funds sold                                                             12,780,000      1,310,000
Interest bearing deposits in other banks                                          745,228      1,080,469
Securities available for sale                                                   2,795,986      2,784,066

Mortgage loans held for sale                                                   72,548,124     49,398,871

Loans                                                                          37,288,068     36,650,206
Less allowance for loan losses                                                   (557,255)      (514,634)
                                                                            ------------------------------
     Loans, net                                                                36,730,813     36,135,572

Premises and equipment, net                                                     2,598,837      2,279,394
Other real estate owned                                                           151,909        151,909
Purchased mortgage servicing rights                                             3,147,836      4,143,563
Accounts receivable-brokers and escrow agents                                   3,224,605      3,295,462
Other assets                                                                    1,204,095        647,220
                                                                            ------------------------------
     Total Assets                                                            $138,215,507   $104,545,580
                                                                            ==============================

Liabilities
Deposits
          Noninterest -bearing demand deposits                                $12,726,379    $22,437,331
          Interest -bearing demand                                             17,578,510     15,299,574
          Savings                                                               1,676,947      1,500,665
          Time, $100,000 and over                                              11,533,385      9,859,062
          Other time                                                           31,995,855     26,584,252
                                                                            ------------------------------
                          Total deposits                                       75,511,076     75,680,884

Drafts payable                                                                 22,206,293      3,163,349
Deferred taxes payable                                                          1,993,139      1,494,465
Accrued interest and other liabilities                                          1,557,824        968,414
Other borrowings                                                               25,189,126     14,308,650
                                                                            ------------------------------
            Total liabilities                                                 126,457,458     95,615,762


Shareholders' equity
Common stock, par value $1.00; 2,500,000 shares authorized;
         861,354 and 726,354 issued and outstanding, respectively                 861,354        726,354
Surplus                                                                         8,551,897      6,549,186
Retained earnings                                                               2,398,242      1,693,113
Less cost of 3,334 shares acquired for the treasury                               (36,091)       (36,091)
Accumulated other comprehensive income                                            (17,353)        (2,744)
                                                                            ------------------------------
             Total stockholders' equity                                        11,758,049      8,929,818
                                                                            ------------------------------

             Total liabilities and stockholders' equity                      $138,215,507   $104,545,580
                                                                            ==============================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                            For the three months ended
                                                                                     March 31,
                                                                              1998               1997
                                                                       ----------------------------------
Interest income
Interest and fees on loans                                                  $1,005,929          $753,460
Interest and fees on mortgage loans held for sale                            1,544,842           693,362
Interest on securities:
     Taxable                                                                    39,053            24,483
     Nontaxable                                                                  6,099             3,838
Interest on deposits in other banks                                             23,810            12,264
Interest on Federal funds sold                                                  28,421            27,711
                                                                       ----------------------------------
                                                                             2,648,154         1,515,118
                                                                       ----------------------------------
Interest expense
Interest on deposits                                                           797,229           602,504
Interest on other borrowings                                                   275,349            86,208
                                                                       ----------------------------------
                                                                             1,072,578           688,712
                                                                       ----------------------------------


Net interest income                                                          1,575,576           826,406
Provision for loan losses                                                       43,000            38,400
                                                                       ----------------------------------
Net interest income after provision for loan losses                          1,532,576           788,006

Other income
Service charges on deposit accounts                                             44,029            52,532
Mortgage servicing fee income                                                  254,552           243,081
Gestation fee income                                                           290,138           271,078
Gains on sale of mortgage
          servicing rights                                                   1,708,231           378,915
Gains on sale of mortgage loans held for sale                                  402,738           361,901
Other                                                                           15,181             9,692
                                                                       ----------------------------------
                                                                             2,714,869         1,317,199

Other expenses
Salaries and employee benefits                                               1,504,953           832,467
Occupancy and equipment expense                                                124,769            86,777
Supplies, postage, and telephone                                               225,886           101,632
Advertising                                                                    112,479           105,779
Insurance expense                                                               17,827            17,810
Depreciation and amortization                                                  234,712           190,880
Legal and professional                                                         316,243           147,920
Director fees                                                                   41,750            32,000
Mortgage subservicing expense                                                   74,599            76,777
Other                                                                          313,474           216,719
                                                                       ----------------------------------
                                                                             2,966,692         1,808,761

Income before income taxes                                                  $1,280,753          $296,444
Applicable income taxes                                                       $521,397          $118,646
                                                                       ----------------------------------

Net income                                                                    $759,356          $177,798
                                                                       ----------------------------------

Other comprehensive income, net of tax
Unrealized losses on securities available for sale
     arising during period                                                      14,609                --
                                                                       ----------------------------------


Comprehensive income                                                           744,747           177,798
                                                                       ==================================




Basic earnings per common share                                                  $1.01             $0.25

Diluted earnings per common share                                                $0.99             $0.25

Cash dividends per share of common stock                                        $0.075            $0.055

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              For the three months ended
                                                                                        March 31,
                                                                                 1998             1997
                                                                           -------------------------------
Operating Activities
Net Income                                                                      $759,356         $177,798
Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Provision for loan loss                                               43,000           38,400
            Depreciation and amortization                                        234,712          190,880
            Provision for deferred taxes                                         498,674          120,151
            Gains on sales of mortgage servicing rights                       (1,708,231)        (378,915)
            Increase in mortgage loans held for sale                         (23,149,253)      (2,592,895)
            Increase in interest receivable                                      (49,002)         (48,504)
            Increase in accounts receivable                                       70,857         (354,111)
            Increase (decrease) in drafts payable                             19,042,944        3,383,167
            Decrease in interest payable                                          65,236           10,731
            Increase in other assets and liabilities, net                         16,301         (658,118)

                                                                           -------------------------------
Net cash used in operating activities                                         (4,175,406)        (111,416)


Investing Activities
Net (increase) decrease in interest-bearing deposits
            in other banks                                                       335,241          (18,645)
Proceeds from sale of securities available for sale                             (542,087)         360,800
Acquisition of securities available for sale                                     515,558               --
Proceeds from maturities of securities held to maturity                               --           21,195
Acquisition of purchased mortgage servicing rights                            (2,389,326)      (1,375,508)
Proceeds from sales of purchased mortgage
            servicing rights                                                   4,945,283        1,980,493
Decrease (increase) in Federal funds sold, net                               (11,470,000)         570,000
Net increase in loans                                                           (638,241)      (2,322,539)
Purchase of premises and equipment                                              (406,154)         (72,724)

                                                                           -------------------------------
Net cash provided by (used in) investing activities                           (9,649,726)        (856,928)

Financing Activities
Net increase (decrease) in deposits                                             (169,808)        (267,890)
Net increase in other borrowings                                              10,880,476          354,327
Proceeds form the issuance of common stock                                     2,137,711               --
Dividends paid                                                                   (54,227)         (38,584)

                                                                           -------------------------------
Net cash provided by financing activities                                     12,794,152           47,853

Net increase in cash and cash equivalents                                     (1,030,980)        (920,491)
Cash and cash equivalents at beginning of year                                 3,319,054        3,011,864
                                                                           -------------------------------

Cash and cash equivalents at end of year                                      $2,288,074       $2,091,373
                                                                           ===============================


Supplemental Disclosure of Cash Flow Information
             Cash paid during period for interest                             $1,007,342         $515,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1998


NOTE 1 --- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year or any interim periods.


NOTE 2 --- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 3---SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 1998, the Company had purchased loans for which it provides servicing with principal balances totaling $383.4 million.

NOTE 4---INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets and liabilities at January 1, 1998 are outlined in the table below. Net deferred income tax liabilities of $1,993,139 and $1,494,465 at March 31, 1998 and December 31, 1997, respectively, are included in other liabilities.


     Deferred assets:


          Allowance for loan losses                $130,793
          Net operating loss carryforward            74,531
          Alternative minimum tax carryforward       53,006
          Accrual to cash adjustment for
               income tax reporting purposes         24,919
          Securities available for sale               1,682
          Other                                      39,034
                                                   --------
                                                    323,965
                                                  ---------

     Deferred liabilities:

          Purchased mortgage servicing rights    $1,563,218
          Tax over book depreciation                195,336
          Other                                      59,876
                                                 ----------
                                                  1,818,430
                                                 ----------

     Net deferred tax liabilities               $(1,494,465)
                                                ============


NOTE 5---EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                        Three Months Ended March 31, 1998
                                      -------------------------------------
                                          Net    Weighted-Average
                                        Income       Shares       Per-Share
                                      (Numerator) (Denominator)    Amount
                                      -------------------------------------
     Basic EPS                        $759,356        753,020     $  1.01
     Effect of Dilutive Securities                                =========
           Stock Options                 --            17,532
                                      ---------------------------
     Diluted EPS                      $759,356        770,552     $   .99
                                      =====================================


                                        Three Months Ended March 31, 1997
                                      -------------------------------------
                                          Net    Weighted-Average
                                        Income         Shares     Per-Share
                                      (Numerator)  (Denominator)   Amount
                                      -------------------------------------
     Basic EPS                        $177,798        701,520     $   .25
     Effect of Dilutive Securities                                =========
           Stock Options                 --            19,431
                                      ---------------------------
     Diluted EPS                      $177,798        720,951     $   .25
                                      =====================================

NOTE 6---RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. Certain of the matters discussed under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere herein, may constitute forwardlooking statements for purpose of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions: governmental monetary and fiscal policies, as well as legislative and regulatory changes: the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter-parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Summary
-------

     The Company's net income for the quarter ended March 31, 1998 was $759,356 compared to net income of $177,798 for the quarter ended March 31, 1997. The increase in net income from the first quarter 1997 to the first quarter of 1998 was primarily the result of higher level of mortgage production.

Balance Sheets
--------------

     The Company's assets increased 32% during the first quarter 1998 from $104.5 million as of December 31, 1997 to $138.2 million as of March 31, 1998. The increase in total assets was primarily the result of an increase in mortgage loans held for sale. The increase in assets was funded with a $19 million increase in drafts payable and a $10.9 million increase in other borrowings.
The increase in mortgage banking production and related mortgage loans held for sale from the first quarter 1997 to the first quarter 1998, was the result of the Company's expansion of its mortgage operation into the Northeast United States in addition to relatively low historical mortgage rates during first quarter 1998.

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $126.2 million or 91.3% of total assets at March 31, 1998. This represents a 39% increase from December 31, 1997 when earning assets totaled $90.7 million or 86.8% of total assets. The increase in earning assets resulted primarily from a $23.1 million or 46.7% increase of mortgage loans held for sale. The increase was primarily funded through an increase in other borrowings. Average mortgage loans held for sale for the three months ended March 31, 1998 of $56.1 million constituted 56.8% of average earning assets and 50.1% of average total assets. Average mortgage loans held for sale for the three months ended March 31, 1997 of $26.5 million constituted 43.9% of average interest-earning assets and 37.5% of average total assets.

     During the first three months of 1998, average commercial banking loans were $38.2 million and constituted 38.6% of average earning assets and 34.1% of average total assets. For the first three months of 1997, average commercial banking loans were $29.5 million and constituted 48.9% of average earning assets and 41.7% of average total assets. Commercial banking loans are expected to produce higher yields than securities and other interest-earning assets. In addition, mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by Crescent Bank and Trust Company ("the Bank") on its shorter term warehouse line of credit and other funding sources. Therefore, the absolute volume of commercial banking loans and mortgage loans held for sale and the volume as a percentage of total interest-earning assets are an important determinant of the net interest margin thereof.

     The allowance for loan losses represents a reserve for potential losses in the Bank's commercial banking loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level that management has determined to be adequate. The allowance for loan losses totaled $557,255 or 1.49% of total commercial banking loans at March 31, 1998, compared to $514,634 or 1.40% of total loans at December 31, 1997. The increase in the allowance for loan losses for the first three months of 1998 was the result of the provision for loan loss of $43,000. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there is no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Bank does not maintain a reserve with respect to its mortgage loans held for sale due to the low credit risk associated with the loans during the Bank's holding period.

     The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans will be recognized only when received. As of March 31, 1998, the Bank had $129,496 loans accounted for on a non-accrual basis, $11,941 contractually past due more than 90 days and no loans considered to be troubled debt restructurings. As of December 31, 1997, the Bank had no loans accounted for on a non-accrual basis, $61,421 contractually past due more than 90 days and no loans considered to be troubled debt restructurings.

     Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $151,909 with non-performing loans results in non-performing assets of $281,405 at March 31, 1998. The Bank is currently holding the foreclosed properties for sale. At December 31, 1997, the Bank had non-performing assets totaling $151,909.

     The chart below summarizes those of the Bank's assets that management believes warrant attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represents loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms.


                                                                           March 31, 1998             December 31, 1997
                                                                    -------------------------------------------------------
Non-performing loans (1)                                                       $129,496                    $     --
Foreclosed properties                                                           151,909                     151,909
                                                                                -------                     -------
Total non-performing assets                                                     281,405                     151,909
                                                                                =======                     =======

Loans 90 days or more past due on accrual status                               $ 11,941                    $ 61,421
Potential problem loans (2)                                                     923,643                     672,460
Potential problem loans/total loans                                                2.48%                       1.83%
Non-performing assets/total loans
     and foreclosed properties                                                     0.75%                       0.41%

Non-performing assets and loans 90 days
     or more past due on accrual status/
     total loans and foreclosed properties                                          .78%                        .58%

------------------------------------
(1) Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

    The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are used to manage the Bank's exposure to interest rate risk. Investment securities and interest-bearing deposits with other banks totaled $3.5 million at March 31, 1998 compared to $3.9 million at December 31, 1997. Federal funds sold totaled $12.8 million at March 31, 1998 compared to $1.1 million at December 31, 1997. The increase in federal funds sold was a result of the timing of the delivery of mortgage loans held for sale.

    The Company's Mortgage Division (the "Mortgage Division") acquires mortgage loans from small retail-oriented originators through its operations of Crescent Mortgage Services, Inc ("CMS") and the mortgage division of Crescent Bank and Trust Company (the "Bank"). The Bank acquires conventional loans in the Southeast United States while CMS acquires conventional loans in the Northeast United States and FHA/VA loans in the Southeast United States. The Bank's acquisition of loans are funded through various sources, including the Bank's regular funding sources, an $18.0 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $40 million gestation repurchase agreement with Paine Webber Incorporated. Under the repurchase agreement, the Bank sells mortgage loans and simultaneously assigns the related forward sale commitments to Paine Webber Incorporated. CMS utilizes various warehouse lines totaling $45 million. Substantially all of the Company's mortgage loans are currently being resold in the secondary market to Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and private investors after being "warehoused" for 10 to 30 days. Warehoused loans must meet secondary market criteria such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Company retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Company periodically sells a portion of its retained servicing rights in bulk form. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

     During the first three months of 1998, the Mortgage Division acquired $323.7 million of mortgage loans, of which $300.6 million (92.8%) were resold in the secondary market. The remaining $72.5 million were carried as mortgage loans held for sale on the balance sheet as sale of the loans was pending. During the first three months of 1997, the Mortgage Division acquired $119.1 million of mortgage loans.

     At March 31, 1998, capitalized costs of $3.1 million related to the purchase of mortgage servicing rights were carried on the balance sheet as purchased mortgage servicing rights. At December 31, 1997, the Company carried $4.1 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At March 31, 1998, the Company held servicing rights with respect to loans with unpaid principal balances totaling $383.4 million compared to $427.7 at December 31, 1997. During the first three months of 1998, the Company sold servicing rights with respect to $354.3 million of mortgage loans carried on its balance sheet at $3.3 million for a gain of $1.7 million. During the first three months of 1997, the Company sold servicing rights with respect to $154.5 million of mortgage loans for a gain of $378,915. The market value of the servicing portfolio is contingent upon many factors including the interest rate environment, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Bank will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's deposits totaled $75.5 million at March 31, 1998 compared to $75.7 million at December 31, 1997. Deposits averaged $78.4 million for the three months ended March 31, 1998. Interest-bearing deposits represented 83% of total deposits at March 31, 1998 compared to 70% at December 31, 1997. The increase of interest-bearing deposits as a percent of total deposits was the result of an unusual high fluctuation of non-interest bearing deposits at December 31, 1997. Certificates of deposit composed 69% of total interest-bearing deposits at March 31, 1998 compared to 68% at December 31, 1997. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance to maintain a leverage ratio of 8.0%. At March 31, 1998 the Bank's leverage ratio was 8.46%.

     At March 31, 1998 the Company's total shareholders' equity was $11.8 million or 8.54% of total assets, compared to $8.9 million or 8.52% of total assets at December 31, 1997. Total capital to risk-adjusted assets was 13.89%, with 13.26% consisting of tangible common shareholders' equity at March 31, 1998. The Company paid $54,227 of dividends during the first quarter of 1998 or $.075 per share. The Company has declared an $.08 per share dividend payable on May 15, 1998 to shareholders of record on April 30, 1998. On March 11, 1998, the Company completed a stock offering for 135,000 shares of common stock at an issue price of $16.25 per share.

Liquidity and Interest Rate Sensitivity
---------------------------------------

     Liquidity involves the ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain operations. This is accomplished through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market.

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $37.2 million for the three months ended March 31, 1998, representing 47.4% of average deposits. Average liquid assets totaled $35.9 million during 1997, representing 59% of average deposits. The increase in average liquid assets was the result of the increase in mortgage loans held for sale. Average non-mortgage loans were 49% of average deposits for the three months ended March 31, 1998. Average non-mortgage loans were 53% of average deposits for the year 1997. Average deposits were 79% of average interest-earning assets for the three months ended March 31, 1998. Average deposits were 78% of average interest-earning assets for the year 1997.

     The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. In addition to the borrowing sources related to the mortgage operations, the Bank also maintains a federal funds line of credit totaling $4.6 million. Management believes its liquidity sources are adequate to meet its operating needs.

     Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that reproaching opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these reproaching opportunities, at any point in time, constitute interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Bank.

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $10.9 million at March 31, 1998 compared to $6.4 million at December 31, 1997. The Bank utilizes the brokered deposits to fund its mortgage loans held for sale and therefore match those maturities as closely as possible.

     The following table shows the interest sensitivity gaps for four different time intervals as of March 31, 1998. The Bank was in an asset-sensitive position for the cumulative three-month, one-year and five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will improve. At March 31, 1998, the Bank was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 120% at the one-year interval. Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity.

     The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $38.2 million, or 27.6% of total assets.


                                                       Interest Rate Sensitivity Gaps
                                                           As of March 31, 1998

                                                           Amounts Repricing In
                                   --------------------------------------------------------------------

                                   0-90 Days           91-365 Days       1-5 Years         Over 5 Years
                                   ---------           -----------       ---------         ------------
                                                           (Millions of Dollars)

Interest-earning
  assets                             $105.1               $6.5              $12.3              $2.3
Interest-bearing
  liabilities                          54.2               23.2               10.6                --
                                  ---------------------------------------------------------------------
Interest sensitivity
  gap                                 $50.9             $(16.7)              $1.7              $2.3
                                  =====================================================================

     The Mortgage Division adopted a policy intended to minimize potential interest rate risk incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by the Company, through "pairing off" the commitment, or purchasing loans through the secondary market. Under certain conditions the Company achieves best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans purchased by the Company through the secondary market. The Company considers the cost of the hedge to be part of the cost of the Company's servicing rights, and therefore the hedge is accounted for as part of the cost of the Company's servicing portfolio. As a result, any gain or loss on the hedge reduces or increases, as appropriate, the cost basis of the servicing portfolio.

     While other hedging techniques may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of March 31, 1998, the Bank had in place purchase commitment agreements terminating between April and July of 1998 with respect to an aggregate of approximately $99.9 million to hedge the mortgage pipeline of $152.6 for which the Bank had an interest rate risk. At March 31, 1998, the Financial Accounting Standards Board had issued an exposure draft "Accounting for Derivative and Similar Financial Instrument and for Hedging Activities." The pronouncement would require the forward commitments to be recorded as an asset or liability with the changes in fair value recorded in the income statement. Management has not yet determined the impact of this pronouncement on its financial statements.

     Management continually tries to minimize the interest rate sensitivity gap. Attempting to minimize the gap is a continual challenge in a changing interest rate environment and one of the objectives of the Bank's asset/liability management strategy.

Results of Operations
---------------------

     A source of revenue for the Bank is net interest income, which is the difference between income received on interest-earning assets, such as investment securities and loans, and interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") of interest-earning assets and the various rate spreads between the interest-earning assets and the Bank's funding sources. Changes in net interest income from period to period result from increases or decreases in volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans) and the availability of particular sources of funds, such as non-interest bearing deposits.

     The Company had interest income of $2.6 million for the three months ended March 31, 1998 compared to $1.5 million three months ended March 31, 1997. The 73.3% increase in interest income is attributable to the increase in interest-earning assets which is the result of the higher volume of mortgage loans as well as a higher volume of fee income associated with mortgage loans which is included in interest income. The Company had closed $323.7 million of mortgage loans during the first quarter 1998 compared to $119.1 million during the first quarter 1997. This increase is attributable to the startup of the Northeast mortgage operation, which began operating in the first quarter of 1997, in addition to the relative low level of interest rates during 1998.

     The Company had interest expense of $1.1 million for the three months ended March 31, 1998 and $668,712 for the three months ended March 31, 1997. The increase resulted from a higher level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the startup of the Northeast operation resulted in a higher average balance of other borrowings. In the first quarters 1998 and 1997, interest expense accounted for 27% and 28% of total expenses, respectively.

     Net interest income for the first quarter 1998 was $1.6 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first quarter 1997 was 6.4%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 5.8%. Net interest income, interest margin and net interest spread for the first quarter 1997 were $826,406, 5.5%, and 5.4%, respectively. The increase in net interest income, interest margin, and interest spread is related to the volume of Commercial bank loans and fee income related to a higher volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold.

     The Company made a provision to the allowance for loan losses of $43,000 in the first quarter 1998. The Company made provisions to the allowance for loan losses in the amount of $38,400 in first quarter 1997. During the first quarter of 1998, the Bank charged-off, net of recoveries, $379 of loans to the allowance for loan losses. During the first quarter 1997, the Bank had no charge-offs.

     Other income was $2.7 million in the first quarter 1998 compared to $1.3 million in the first quarter 1997. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first three months of 1998, the Company sold servicing rights with respect to $354.3 million of mortgage loans for a gain of $1.7 million. During the first three months of 1997, the Company sold servicing rights with respect to $154.5 million of mortgage loans for a gain of $378,915. The higher level of gains on the sale of mortgage servicing rights was primarily the result of the Company's expansion into the Northeast United States as well as relative low historical mortgage interest rates. The Company currently plans to sell, on a quarterly basis, a portion of the servicing rights retained during 1998, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment.

     Other operating expenses increased to $3.0 million in the first quarter 1998 from $1.8 million in the first quarter 1997. The increase in other operating expenses was related to the expansion of the mortgage operation to the Northeast United States, the startup of the mortgage FHA/VA operation, as well as the higher level of mortgage production. The increase in other operating expenses were primarily due to increases in salaries and benefits and third party mortgage outsourcing expense.

     The Company had net income of $759,356 for the first quarter 1998, which was primarily related to the continued improvement in net interest income, mortgage banking operations and the related gains on the sale of servicing rights. Income tax as a percentage of pretax net income was 40% for both the first quarters 1998 and 1997.

Effects of Inflation
--------------------

     Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation results in financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.


Capability of the Company's Data Processing Software to Accommodate the Year
----------------------------------------------------------------------------
2000
----

     The Company and its subsidiaries rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the New Year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in the operations of the Company and believes that the Company's hardware and software has been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

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

         1) The election of the following person to the Board of Directors to serve for a term expiring on the date of the 2001 Annual Meeting of Shareholders:


               Name                   For          Withhold Authority
               ----                   ---          ------------------
               Charles Fendley        645,180             700
               A. James Elliott       645,180             700

               There were no broker non-votes with respect to the election of directors.

         2) Amend and Restate the Crescent Banking Company 1995 Stock Option Plan for Outside Directors:


                For                   Against          Abstained
                ---                   -------          ---------

                621,729               24,051              100


         The following members of the Board of Directors were not up for re-election at the 1998 Annual Meeting, their terms expiring on the dates of 1999 and 2000 Annual Meetings of Shareholders, respectively: Arthur Howell, Ed Rast, Harry C. Howard and Michael W. Lowe.


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


         3.2 Bylaws of the Company. Incorporated by reference from Exhibit 3.2 to the Form

              S-4.

        10.4 Employment Agreement between the Bank and Mr. Robert C. KenKnight dated as of May 1, 1997 (incorporated by reference to Exhibit 10.4 to the December 31, 1997 Form 10K-SB).

        27.   Financial Data Schedule

(b)     Reports on Form 8-K   -   None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRESCENT BANKING COMPANY
                               -----------------------------
                               (Registrant)



Date:     May 14, 1998         /s/ J. Donald Boggus, Jr.
       -----------------       ------------------------------
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


3.2                      Bylaws of the Company.  Incorporated by reference from
                         Exhibit 3.2 to the Form S-4.


10.4                     Employment Agreement between the Bank and Mr. Robert C.
                         KenKnight dated as of May 1, 1997 (Incorporated by reference from exhibit 10.4 to the December 31, 1997 form 10K-SB).

27.                      Financial Data Schedule.