Form 10QSB
period 1998-06-30
CRESCENT BANKING CO
filed 1998-08-13
CIK 883476

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

For the quarterly period ended June 30, 1998.

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

     Common stock, $1.00 par value per share, 862,754 shares issued and outstanding as of August 12, 1998. 3,334 shares are held as treasury stock.



                       Exhibit Index located on page 19.

                           CRESCENT BANKING COMPANY



                                     INDEX





PART 1.  FINANCIAL INFORMATION                                        PAGE NO.

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets                                  3

            Consolidated Statements of Operations                        4

            Consolidated Statements of Cash Flows                        5

            Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations             9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities                                          17

Item 3.  Defaults Upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                                              17

Item 6.  Exhibits and Reports on Form 8-K                               17

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    June 30          December 31
                                                                     1998               1997
                                                                 -------------------------------
ASSETS
Cash and due from banks                                          $  3,032,432       $  3,319,054
Federal funds sold                                                  7,530,000          1,310,000
Interest bearing deposits in other banks                              899,125          1,080,469
Securities available for sale                                       2,831,768          2,784,066

Mortgage loans held for sale                                       98,826,761         49,398,871

Loans                                                              37,438,242         36,650,206
Less allowance for loan losses                                       (586,651)          (514,634)
                                                                 -------------     -------------
     Loans, net                                                    36,851,591         36,135,572

Premises and equipment, net                                         2,789,048          2,279,394
Other  real estate owned                                              151,909            151,909
Purchased mortgage servicing rights                                 3,159,963          4,143,563
Accounts receivable-brokers and escrow agents                       1,939,151          3,295,462
Other assets                                                        1,024,967            647,220
                                                                 -------------     -------------

     TOTAL ASSETS                                                $159,036,715       $104,545,580
                                                                 ============       ============



LIABILITIES
Deposits
          Noninterest -bearing demand deposits                   $ 13,830,721       $ 22,437,331
          Interest -bearing demand                                 17,781,137         15,299,574
          Savings                                                   1,746,870          1,500,665
          Time, $100,000 and over                                   8,737,337          9,859,062
          Other time                                               36,939,427         26,584,252
                                                                 -------------     -------------
                          Total deposits                           79,035,492         75,680,884

Drafts payable                                                     27,306,913          3,163,349
Deferred taxes payable                                              1,716,778          1,494,465
Accrued interest and other liabilities                              1,998,891            968,414
Other borrowings                                                   36,784,760         14,308,650
                                                                 -------------     -------------
             Total liabilities                                    146,842,834         95,615,762


SHAREHOLDERS' EQUITY
Common stock, par value $1.00; 2,500,000 shares authorized;
         862,754 and 726,354 issued and outstanding, respectively     862,754            726,354
Surplus                                                             8,571,567          6,549,186
Retained earnings                                                   2,804,337          1,693,113
Less cost of 3,334 shares acquired for the treasury                   (36,091)           (36,091)
Accumulated other comprehensive income                                 (8,686)            (2,744)
                                                                 -------------     -------------
             Total stockholders' equity                            12,193,881          8,929,818
                                                                 -------------     -------------

             Total liabilities and stockholders' equity          $159,036,715       $104,545,580
                                                                 ============       ============

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                            For the three months ended        For the six months ended
                                                                      June 30,                         June 30,
                                                                 1998         1997               1998        1997
                                                            --------------------------        ------------------------
Interest income
Interest and fees on loans                                    1,036,414      805,757           2,042,343    1,559,217
Interest and fees on mortgage loans held for sale             2,042,009      845,142           3,586,851    1,538,504
Interest on  securities:
     Taxable                                                     40,145       18,549              79,198       43,032
     Nontaxable                                                   3,838       14,164               9,937       18,002
Interest on deposits in other banks                              39,998       18,603              63,808       30,867
Interest on Federal funds sold                                   41,389       22,576              69,810       50,287
                                                             -----------------------          -----------------------
                                                              3,203,793    1,724,791           5,851,947    3,239,909

Interest expense
Interest on deposits                                            892,840      636,946           1,690,069    1,239,450
interest on other borrowings                                    539,975       71,949             815,324      158,157
                                                             -----------------------          -----------------------
                                                              1,432,815      708,895           2,505,393    1,397,607



Net interest income                                           1,770,978    1,015,896           3,346,554    1,842,302
Provision for loan losses                                        30,000       36,920              73,000       75,320
                                                             -----------------------          -----------------------
Net interest income after provision for loan losses           1,740,978      978,976           3,273,554    1,766,982

Other income
Service charges on deposit accounts                              54,015       54,318              98,044      106,850
Mortgage servicing fee income                                   239,825      245,204             494,377      488,285
Gestation fee income                                            475,885      299,630             766,023      570,708
Gains on sale of  mortgage  servicing rights                  1,817,680      286,622           3,525,911      665,537
Gains on sale of  mortgage   loans held for sale                345,801      256,283             748,539      618,184
Other                                                             3,583        9,114              18,764       18,806
                                                             -----------------------          -----------------------
                                                              2,936,789    1,151,171           5,651,658    2,468,370


Other expenses
Salaries and employee benefits                                1,774,715      901,066           3,279,668    1,733,533
Net occupancy and equipment expense                             194,281       88,441             319,050      175,218
Supplies, postage, and telephone                                252,533      197,186             478,419      298,818
Advertising                                                     120,101      170,969             232,580      276,748
Insurance expense                                                31,578       28,460              49,405       46,270
Depreciation and amortization                                   317,302      221,762             552,014      412,642
Legal and professional                                          538,881      198,288             855,124      346,208
Director  fees                                                   37,650       32,850              79,400       64,850
Mortgage subservicing expense                                    84,347       81,362             158,946      158,139
Other                                                           470,192      (14,802)            783,666      201,917
                                                             -----------------------          -----------------------
                                                              3,821,580    1,905,582           6,788,272    3,714,343

Income before income taxes                                      856,187      224,565           2,136,940      521,009
Applicable income taxes                                         381,451       83,852             902,848      202,498
                                                             -----------------------          -----------------------

Net income                                                     $474,736     $140,713          $1,234,092     $318,511
                                                             -----------------------          -----------------------
Other comprehensive income, net of tax

Unrealized gains/(losses) on securities available
      for sale arising during period                              8,667           --              (5,942)          --
                                                             -----------------------          -----------------------


Comprehensive income                                            483,403      140,713           1,228,150      318,511
                                                             =======================          =======================


Basic earnings per common share                                   $0.55        $0.20               $1.52        $0.45

Diluted earnings per common share                                 $0.55        $0.20               $1.50        $0.45

Cash dividends per share of common stock                         $0.080       $0.060              $0.155       $0.120


See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                               For the six months ended
                                                                                       June 30,
                                                                                1998             1997
                                                                            ----------------------------
Operating Activities
Net Income                                                                     1,234,092         318,511
Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Provision for loan loss                                               73,000          75,320
            Depreciation and amortization                                        552,014         412,642
            Provision for deferred taxes                                         222,313          94,045
            Gains on sales of mortgage servicing rights                       (3,525,911)       (665,537)
            Increase in mortgage loans held for sale                         (49,427,890)     (4,945,923)
            Increase in interest receivable                                     (261,380)        (46,070)
            Decrease in accounts  receivable                                   1,356,311         289,996
            Increase (decrease) in drafts payable                             24,143,564       5,089,349
            Increase (decrease) in interest payable                              131,280          10,180
            Increase in other assets and liabilities, net                        782,830        (448,182)
                                                                            ----------------------------
Net cash used in operating activities                                        (24,719,777)        184,331



Investing Activities
Net (increase) decrease in interest-bearing deposits
            in other banks                                                       181,344          61,969
Proceeds from sale of securities available for sale                             (569,202)        191,500
Acquisition of securities available for sale                                     515,558        (990,847)
Proceeds from maturities of securities held to maturity                               --          45,427
Acquisition of purchased mortgage servicing rights                            (5,355,181)     (2,770,173)
Proceeds from sales of purchased mortgage
             servicing rights                                                  9,514,292       2,819,283
Decrease in Federal funds sold, net                                           (6,220,000)        570,000
Net increase in loans                                                           (789,019)     (3,933,464)
Purchase of premises and equipment                                              (711,268)       (128,011)
                                                                            ----------------------------
Net cash provided by (used in) investing activities                           (3,433,476)     (4,134,316)

Financing Activities
Net increase in deposits                                                       3,354,608       1,208,431
Net increase in other borrowings                                              22,476,110       2,235,976
Proceeds form the issuance of common stock                                     2,136,381
Proceeds from exercise of stock options                                           22,400          15,000
Dividends paid                                                                  (122,868)        (80,675)
                                                                            ----------------------------
Net cash provided by financing activities                                     27,866,631       3,378,732

Net increase in cash and cash equivalents                                       (286,622)       (571,253)
Cash and cash equivalents at beginning of year                                 3,319,054       3,011,864
                                                                            ----------------------------

Cash and cash equivalents at end of year                                      $3,032,432       2,440,611
                                                                            ============================

Supplemental Disclosure of Cash Flow Information
             Cash paid during period for interest                              2,374,113       1,387,427


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1998


NOTE 1 --- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations for the full year or any interim periods.


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


NOTE 3---SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 1998, the Company had purchased loans for which it provides servicing with principal balances totaling $382.8 million.

NOTE 4---INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets and liabilities at January 1, 1998 are outlined in the table below. Net deferred income tax liabilities of $1,998,891 and $1,494,465 at June 30, 1998 and December 31, 1997, respectively, are included in other liabilities.


     Deferred assets:
          Allowance for loan losses                $130,793
          Net operating loss carryforward            74,531
          Alternative minimum tax carryforward       53,006
          Accrual to cash adjustment for
               income tax reporting purposes         24,919
          Securities available for sale               1,682
          Other                                      39,034
                                                 ----------
                                                    323,965
                                                 ----------

     Deferred liabilities:
          Purchased mortgage servicing rights    $1,563,218
          Tax over book depreciation                195,336
          Other                                      59,876
                                                 ----------
                                                  1,818,430
                                                 ----------

     Net deferred tax liabilities               $(1,494,465)
                                                ===========

NOTE 5---EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                        Three Months Ended June 30, 1998
                                     ---------------------------------------
                                          Net     Weighted-Average
                                        Income         Shares       Per-Share
                                      (Numerator)   (Denominator)    Amount
                                     -------------  -------------   ---------

Basic EPS                              $  474,736        861,554       $ .55
                                                                    =========
Effect of Dilutive Securities
 Stock Options                                 --         18,959
                                     ------------        -------
Diluted EPS                            $  474,736        880,513       $ .54
                                     ========================================

                                           Six Months Ended June 30, 1998
                                     ----------------------------------------
                                          Net     Weighted-Average
                                        Income         Shares       Per-Share
                                      (Numerator)   (Denominator)    Amount
                                     ------------ ----------------   ---------

Basic EPS                              $1,234,092        809,245       $1.52
                                                                     =========
Effect of Dilutive Securities
 Stock Options                                 --         12,584
                                     ------------        -------
Diluted EPS                            $1,234,092        821,829       $1.50
                                     =========================================


                                          Three Months Ended June 30, 1997
                                      -----------------------------------------

                                          Net      Weighted-Average
                                        Income          Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------  -----------------  ---------

     Basic EPS                          $140,713            705,068        $.20
                                                                       ========
     Effect of Dilutive Securities
           Stock Options                      --                 --
                                      ----------   ----------------

     Diluted EPS                        $140,713            705,068        $.20
                                      =========================================


                                          Six Months Ended June 30, 1997
                                      -----------------------------------------

                                          Net      Weighted-Average
                                        Income          Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------  -----------------  ---------

     Basic EPS                          $318,511            704,962        $.45
                                                                       ========
     Effect of Dilutive Securities
           Stock Options                      --                 --
                                      ----------   ----------------

     Diluted EPS                        $318,511            704,962        $.45
                                      =========================================


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. Certain of the matters discussed under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere herein, may constitute forwardlooking statements for purpose of the Securitites Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied
by such forward-looking statements.   The Company's actual results may differ
materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions: governmental monetary and fiscal policies, as well as legislative and regulatory changes: the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter-parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Summary
-------

     The Company's net income for the quarter ended June 30, 1998 was $474,736 compared to net income of $140,713 for the quarter ended June 30, 1997. Net income for the first six months of 1998 of $1,234,092 compares to $318,511 for the first six months of 1997. The increase in net income from the first six months of 1997 to the first six months of 1998 was primarily the result of higher level of mortgage production.

Balance Sheets
--------------

     The Company's assets increased 52% during the first six months of 1998 from $104.5 million as of December 31, 1997 to $159.0 million as of June 30, 1998. The increase in total assets was primarily the result of an increase in mortgage loans held for sale. The increase in assets was funded with a $24 million increase in drafts payable and a $22.4 million increase in other borrowings.
The increase in mortgage banking production and related mortgage loans held for sale was the result of the Company's expansion of its mortgage operation into the Northeast United States in addition to relatively low historical mortgage rates during first six months of 1998.

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $147.5 million or 92.8% of total assets at June 30, 1998. This represents a 63% increase from December 31, 1997 when earning assets totaled $90.7 million or 86.8% of total assets. The increase in earning assets resulted primarily from a $49.4 million or 100% increase of mortgage loans held for sale. The increase was primarily funded through an increase in other borrowings and drafts payable. Average mortgage loans held for sale for the six months ended June 30, 1998 of $60.7 million constituted 57.5% of average earning assets and 51.6% of average total assets. Average mortgage loans held for sale for the six months ended June 30, 1997 of $28.5 million constituted 44.9% of average interest-earning assets and 38.4% of average total assets.

   During the first six months of 1998, average commercial banking loans were $37.5 million and constituted 35.5% of average earning assets and 31.9% of average total assets. For the first six months of 1997, average commercial banking loans were $30.4 million and constituted 47.9% of average earning assets and 41.0% of average total assets. Commercial banking loans are expected to produce higher yields than securities and other interest-earning assets. In addition, mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by Crescent Bank and Trust Company ("the Bank") on its shorter term warehouse line of credit and other funding sources. Therefore, the absolute volume of commercial banking loans and mortgage loans held for sale and the volume as a percentage of total interest-earning assets are an important determinant of the net interest margin thereof.

   The allowance for loan losses represents a reserve for potential losses in the Bank's commercial banking loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level that management has determined to be adequate. The allowance for loan losses totaled $586,651 or 1.57% of total commercial banking loans at June 30, 1998, compared to $514,634 or 1.40% of total loans at December 31, 1997. The increase in the allowance for loan losses for the first six months of 1998 was the result of the provision for loan loss of $73,000. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there is no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Bank does not maintain a reserve with respect to its mortgage loans held for sale due to the low credit risk associated with the loans during the Bank's holding period.

   The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans will be recognized only when received. As of June 30, 1998, the Bank had $86,343 loans accounted for on a non-accrual basis, $232,995 contractually past due more than 90 days and no loans considered to be troubled debt restructurings. In July 1998, the Bank foreclosed on three properties. One property represented the non-accrual balance of $86,343 and while the other two properties, totaling $164,284, were more than 90 days past due. As of December 31, 1997, the Bank had no loans accounted for on a non-accrual basis, $61,421 contractually past due more than 90 days and no loans considered to be troubled debt restructurings.

   Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $151,909 with non-performing loans results in non-performing assets of $238,252 at June 30, 1998. The Bank is currently holding the foreclosed properties for sale. At December 31, 1997, the Bank had non-performing assets totaling $151,909.

   The chart below summarizes those of the Bank's assets that management believes warrant attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represents loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms.

                                                           June 30, 1998     December 31, 1997
                                                          ------------------------------------

Non-performing loans (1)                                       $ 86,343          $        --
Foreclosed properties                                           151,909              151,909
                                                               --------             --------
Total non-performing assets                                     238,252              151,909
                                                               ========             ========

Loans 90 days or more past due on accrual status               $232,995             $ 61,421
Potential problem loans (2)                                     584,754              672,460
Potential problem loans/total loans                                1.56%                1.83%
Non-performing assets/total loans
   and foreclosed properties                                       0.62%                0.41%
Non-performing assets and loans 90 days
     or more past due on accrual status/
     total loans and foreclosed properties                         1.22%                 .58%

----------
(1) Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

  The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are used to manage the Bank's exposure to interest rate risk. Investment securities and interest-bearing deposits with other banks totaled $3.7 million at June 30, 1998 compared to $3.9 million at December 31, 1997. Federal funds sold totaled $7.5 million at June 30, 1998 compared to $1.3 million at December 31, 1997. The increase in federal funds sold was a result of the timing of the delivery of mortgage loans held for sale.

  The Company's Mortgage Division (the "Mortgage Division") acquires mortgage loans from small retail-oriented originators through its operations of Crescent Mortgage Services, Inc ("CMS") and the mortgage division of Crescent Bank and Trust Company (the "Bank"). The Bank acquires conventional loans in the Southeast United States while CMS acquires conventional loans in the Northeast United States and FHA/VA loans in the Southeast United States. CMS intends to open an office in Chicago, Illinois by the end of 1998.

  The Bank's acquisition of loans are funded through various sources, including the Bank's regular funding sources, an $18.0 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million gestation repurchase agreement with Paine Webber Incorporated. Under the repurchase agreement, the Bank sells mortgage loans and simultaneously assigns the related forward sale commitments to Paine Webber Incorporated. CMS utilizes various warehouse lines totaling $47 million. Substantially all of the Company's mortgage loans are currently being resold in the secondary market to Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and private investors after being "warehoused" for 10
to 30 days.   Warehoused loans must meet secondary market criteria such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Company retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Company periodically sells a portion of its retained servicing rights in bulk form. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

  During the first six months of 1998, the Mortgage Division acquired $695.7 million of mortgage loans, of which $646.3 million (92.9%) were resold in the secondary market. Mortgage loans of $98.8 million were carried as held for sale on the balance sheet as sale of the loans was pending. During the first six months of 1997, the Mortgage Division acquired $271.6 million of mortgage loans.

  At June 30, 1998, capitalized costs of $3.2 million related to the purchase of mortgage servicing rights were carried on the balance sheet as purchased mortgage servicing rights. At December 31, 1997, the Company carried $4.1 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At June 30, 1998, the Company held servicing rights with respect to loans with unpaid principal balances totaling $382.8 million compared to $427.7 at December 31, 1997. During the first six months of 1998, the Company sold servicing rights with respect to $691.8 million of mortgage loans carried on its balance sheet at $6.2 million for a gain of $3.5 million. During the first six months of 1997, the Company sold servicing rights with respect to $214.3 million of mortgage loans for a gain of $665,537. The market value of the servicing portfolio is contingent upon many factors including the interest rate environment, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Bank will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

  The Bank's deposits totaled $79.0 million at June 30, 1998 compared to $75.7 million at December 31, 1997. Deposits averaged $76.2 million for the six months ended June 30, 1998. Interest-bearing deposits represented 83% of total deposits at June 30, 1998 compared to 70% at December 31, 1997. The increase of interest-bearing deposits as a percent of total deposits was the result of an unusual high fluctuation of non-interest bearing deposits at December 31, 1997. Certificates of deposit composed 70% of total interest-bearing deposits at June 30, 1998 compared to 68% at December 31, 1997. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

  Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance to maintain a leverage ratio of 8.0%. At June 30, 1998 the Bank's leverage ratio was 8.17%.

  At June 30, 1998 the Company's total shareholders' equity was $12.2 million or 7.67% of total assets, compared to $8.9 million or 8.52% of total assets at December 31, 1997. Total capital to risk-adjusted assets was 13.3%, with 12.69% consisting of tangible common shareholders' equity at June 30, 1998. The Company paid $122,868 of dividends during the first two quarters of 1998 or
$.155 per share.   The Company has declared an $.085 per share dividend payable on August 14, 1998 to shareholders of record on July 31, 1998. On March 11, 1998, the Company completed a stock offering for 135,000 shares of common stock at an issue price of $16.25 per share.

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

  Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $38.9 million for the six months ended June 30, 1998, representing 51.0% of average deposits. Average liquid assets totaled $35.9 million during 1997, representing 59% of average deposits. The increase in average liquid assets was the result of the increase in mortgage loans held for sale. Average non-mortgage loans were 49% of average deposits for the six months ended June 30, 1998. Average non-mortgage loans were 53% of average deposits for the year 1997. Average deposits were 72% of average interest-earning assets for the six months ended June 30, 1998. Average deposits were 78% of average interest-earning assets for the year 1997.

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

  Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $8.2 million at June 30, 1998 compared to $6.4 million at December 31, 1997. The Bank utilizes the brokered deposits to fund its mortgage loans held for sale and therefore match those maturities as closely as possible.

  The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 1998. The Bank was in an asset-sensitive position for the cumulative three-month, one-year and five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will improve. At June 30, 1998, the Bank was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity.

  The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $45.5 million, or 28.6% of total assets.

                                                  INTEREST RATE SENSITIVITY GAPS
                                                       AS OF JUNE 30, 1998

                                                      AMOUNTS REPRICING IN
                              ------------------------------------------------------------------
                                0-90 DAYS           91-365 DAYS        1-5 YEARS    OVER 5 YEARS
                              -----------        --------------       -----------  -------------
                                                         (MILLIONS OF DOLLARS)

Interest-earning
   assets                          $126.1             $  6.4             $12.7          $2.3
Interest-bearing
   Liabilities                       66.3               23.0              12.7           --
                              ------------------------------------------------------------------
Interest sensitivity
   gap                             $ 59.8             $(16.6)            $ --           $2.3
                              ==================================================================

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

  While other hedging techniques may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of June 30, 1998, the Bank had in place purchase commitment agreements terminating between July and October of 1998 with respect to an aggregate of approximately $119.55 million to hedge the mortgage pipeline of $178.4 for which the Company had an interest rate risk. On June 1, 1998, the Financial Accounting Standards Board approved the exposure draft "Accounting for Derivative and Similar Financial Instrument and for Hedging Activities." The pronouncement will require the forward commitments to be recorded as an asset or liability with the changes in fair value recorded in the equity on the balance sheet or the income statement. Management has not yet determined the impact of this pronouncement on its financial statements.

  Management continually tries to minimize the interest rate sensitivity gap. Attempting to minimize the gap is a continual challenge in a changing interest rate environment and one of the objectives of the Bank's asset/liability management strategy

Results of Operations
---------------------

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

  The Company had interest income of $3.2 million for the three months ended June 30, 1998 compared to $1.7 million for the three months ended June 30, 1997. The Company had interest income of $5.9 million for the six months ended June 30, 1998 compared to $3.2 million for the six months ended June 30, 1997. The 84% increase in interest income is attributable to the increase in interest-earning assets which is the result of the higher volume of mortgage loans as well as a higher volume of fee income associated with mortgage loans which is included in interest income. The Company had closed $695.7 million of mortgage loans during the first six months of 1998 compared to $271.6 million during the first six months of 1997. This increase is attributable to the startup of the Northeast mortgage operation, which began operating in the first quarter of 1997, in addition to the relative low level of interest rates during 1998.

  The Company had interest expense of $1.4 million for the three months ended June 30, 1998 and $708,895 for the three months ended June 30, 1997. The Company had interest expense of $2.5 million for the six months ended June 30, 1998 and $1.4 million for the six months ended June 30, 1997. The increase resulted from a higher level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the startup of the Northeast operation resulted in a higher average balance of other
borrowings.   In the second quarters 1998 and 1997, interest expense accounted for 27% and 26% of total expenses, respectively. For the first six months of 1998 and 1997, interest expense accounted for 27% in both periods.

  Net interest income for the second quarter 1998 was $1.8 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during the second quarter 1998 was 6.0%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 5.5%. Net interest income, interest margin and net interest spread for the second quarter 1997 were $1.0 million,

5.6%, and 5.5%, respectively. The increase in net interest income, interest margin, and interest spread is related to the volume of Commercial bank loans and fee income related to a higher volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold.

  The Company made a provision to the allowance for loan losses of $73,000 in the first six months of 1998. The Company made provisions to the allowance for loan losses in the amount of $75,320 in the first six months of 1997. During the first six months of 1998, the Bank charged-off, net of recoveries, $983 of loans to the allowance for loan losses. During the first six months of 1997, the Bank had charge-off, net of recoveries $2,326.

  Other income was $2.9 million in the second quarter 1998 compared to $1.2 million in the second quarter 1997. Other income totaled $5.7 million for the first six months of 1998 compared to $2.5 million for the first six months of 1997. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first six months of 1998, the Company sold servicing rights with respect to $691.8 million of mortgage loans for a gain of $3.5 million. During the first six months of 1997, the Company sold servicing rights with respect to $214.3 million of mortgage loans for a gain of $665,537. The higher level of gains on the sale of mortgage servicing rights was primarily the result of the Company's expansion into the Northeast United States as well as relative low historical mortgage interest rates. The Company currently plans to sell, on a quarterly basis, a portion of the servicing rights retained during 1998, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment.

  Other operating expenses increased to $3.8 million in the second quarter 1998 from $1.9 million in the second quarter 1997. Other operating expenses totaled $6.8 million in the first six months of 1998 compared to $3.7 million in the first six months of 1997. The increase in other operating expenses was related to the expansion of the mortgage operation to the Northeast United States, the startup of the mortgage FHA/VA operation, as well as the higher level of mortgage production. The increase in other operating expenses were primarily due to increases in salaries and benefits and third party mortgage outsourcing expense.

  The Company had net income of $474,736 or $.55 per share for the second quarter 1998. Net income for the six months ended June 30, 1998 totaled $1,234,092 or $1.52 per share. The increase in net income was primarily related to the continued improvement in net interest income, mortgage banking operations
and the related gains on the sale of servicing rights.   Income tax as a
percentage of pretax net income was 40% for the first six months of 1998 and 1997.

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

  The Company is presently taking steps to identify and avoid potential adverse effects of the Year 2000 Problem on its systems and to minimize the effects of such problems on the Company's operations. The Company's Year 2000 Committee, which is comprised of data processing personnel and a cross section of the Company's various departments including certain members of the Company's senior management (the "Committee"), assesses and tests the Company's computer systems to determine whether such systems are Year 2000 compliant. After identifying certain items as "mission critical," the Committee then works to develop a testing and contingency plan to ensure that these items will continue to operate properly following the Year 2000 date change. Based upon the findings and progress of the Committee, management is hopeful that all of the Company's computer systems will become Year 2000 compliant in a timely manner and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

Part II - OTHER INFORMATION


Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities -  None

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

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


                                  CRESCENT BANKING COMPANY
                                  ----------------------------

                                  (Registrant)



Date:     August 12, 1998          /s/ J. Donald Boggus, Jr.
       ----------------------     ------------------------------------
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

27                       Financial Data Schedule.