Form 10QSB
period 1998-09-30
CRESCENT BANKING CO
filed 1998-11-13
CIK 883476

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

                                 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from              to             .
                               ------------    ------------

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

     Common stock, $1.00 par value per share, 1,725,508 shares issued and
outstanding as of November 10, 1998.    3,334 shares are held as treasury stock.



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

PART I - FINANCIAL INFORMATION
FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 September 30    December 31
                                                                     1998            1997
                                                                 ------------   ------------
ASSETS
Cash and due from banks                                          $  1,635,063   $  3,319,054
Federal funds sold                                                 16,660,000      1,310,000
Interest bearing deposits in other banks                              737,349      1,080,469
Securities available for sale                                       3,241,782      2,784,066

Mortgage loans held for sale                                       83,477,931     49,398,871

Loans                                                              40,541,948     36,650,206
Less allowance for loan losses                                       (651,090)      (514,634)
                                                                 ------------   ------------
 Loans, net                                                        39,890,858     36,135,572

Premises and equipment, net                                         2,874,447      2,279,394
Other  real estate owned                                              243,249        151,909
Purchased mortgage servicing rights                                 3,698,231      4,143,563
Accounts receivable-brokers and escrow agents                       2,814,964      3,295,462
Other assets                                                        1,182,925        647,220
                                                                 ------------   ------------
 TOTAL ASSETS                                                    $156,456,799   $104,545,580
                                                                 ============   ============
LIABILITIES
Deposits
  Noninterest -bearing demand deposits                           $ 15,035,314   $ 22,437,331
  Interest -bearing demand                                         15,260,600     15,299,574
  Savings                                                           5,571,762      1,500,665
  Time, $100,000 and over                                          14,649,917      9,859,062
  Other time                                                       33,460,064     26,584,252
                                                                 ------------   ------------
      Total deposits                                               83,977,657     75,680,884

Drafts payable                                                     18,910,066      3,163,349
Deferred taxes payable                                              2,100,874      1,494,465
Accrued interest and other liabilities                              2,256,386        968,414
Other borrowings                                                   36,317,754     14,308,650
                                                                 ------------   ------------
      Total liabilities                                           143,562,737     95,615,762


SHAREHOLDERS' EQUITY
Common stock, par value $1.00; 2,500,000 shares authorized;
 1,725,508 and 1,452,708 issued and outstanding, respectively       1,725,508      1,452,708
Surplus                                                             8,574,948      5,822,832
Retained earnings                                                   2,618,457      1,693,113
Less cost of 3,334 shares acquired for the treasury                   (36,091)       (36,091)
Accumulated other comprehensive income                                 11,240         (2,744)
                                                                 ------------   ------------
 Total stockholders' equity                                        12,894,062      8,929,818
                                                                 ------------   ------------
 Total liabilities and stockholders' equity                      $156,456,799   $104,545,580
                                                                 ============   ============

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the three months ended   For the nine months ended
                                                                September 30,               September 30,
                                                             1998           1997          1998         1997
                                                           ---------      ---------     ---------    ---------
Interest income
Interest and fees on loans                                 1,039,999        939,312     3,082,342    2,498,529
Interest and fees on mortgage loans held for sale          1,776,989      1,139,377     5,008,776    2,677,881
Interest on  securities:
 Taxable                                                      41,118         34,995       120,316       88,403
 Nontaxable                                                    3,838          3,888        13,775       11,514
Interest on deposits in other banks                           31,921         18,098        95,729       48,965
Interest on Federal funds sold                                25,491         21,378        95,301       71,665
                                                           ---------      ---------     ---------    ---------
                                                           2,919,356      2,157,048     8,416,239    5,396,957
Interest expense
Interest on deposits                                         931,319        696,646     2,621,388    1,936,096
interest on other borrowings                                 541,060        184,694     1,356,384      342,851
                                                           ---------      ---------     ---------    ---------
                                                           1,472,379        881,340     3,977,772    2,278,947

Net interest income                                        1,446,977      1,275,708     4,438,467    3,118,010
Provision for loan losses                                     30,000         67,800       103,000      143,120
                                                           ---------      ---------     ---------    ---------
Net interest income after provision for loan losses        1,416,977      1,207,908     4,335,467    2,974,890

Other income
Service charges on deposit accounts                           43,468         52,011       141,512      158,861
Mortgage servicing fee income                                211,238        253,308       705,615      741,593
Gestation fee income                                         790,871        346,957     1,556,894      917,665
Gains on sale of  mortgage  servicing rights               2,593,157        984,711     6,119,068    1,650,248
Gains on sale of  mortgage loans held for sale               426,800        232,324     1,175,339      850,508
Other                                                         23,917         27,301        42,681       46,107
                                                           ---------      ---------     ---------    ---------
                                                           4,089,451      1,896,612     9,741,109    4,364,982

Other expenses
Salaries and employee benefits                             2,131,896      1,000,936     5,411,564    2,734,469
Net occupancy and equipment expense                          195,146         99,428       514,196      274,646
Supplies, postage, and telephone                             295,367        169,448       773,786      468,266
Advertising                                                  175,591        144,024       408,171      420,772
Insurance expense                                             29,085         21,272        78,490       67,542
Depreciation and amortization                                420,918        217,257       972,932      629,899
Legal and professional                                       599,180        240,577     1,454,304      586,785
Director  fees                                                32,825         33,350       112,225       98,200
Mortgage subservicing expense                                 66,491         77,570       225,437      235,709
Other                                                        268,743        149,808       697,345      351,725
                                                           ---------      ---------     ---------    ---------
                                                           4,215,242      2,153,670    10,648,450    5,868,013

Income before income taxes                                 1,291,186        950,850     3,428,126    1,471,859
Applicable income taxes                                      541,261        381,270     1,444,109      583,768
                                                           ---------      ---------     ---------    ---------
Net income                                                   749,925        569,580     1,984,017      888,091
                                                           ---------      ---------     ---------    ---------
Other comprehensive income, net of tax
Unrealized gains/(losses) on securities available
  for sale arising during period                              19,926              0        13,984            0
                                                           ---------      ---------     ---------    ---------
Comprehensive income                                         769,851        569,580     1,998,001      888,091
                                                           =========      =========     =========    =========

Basic earnings per common share                                $0.44          $0.40         $1.20        $0.63

Diluted earnings per common share                              $0.42          $0.40         $1.17        $0.63

Cash dividends per share of common stock                      $0.043         $0.030        $0.120       $0.090

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                           For the nine months ended
                                                                  September 30,
                                                               1998          1997
                                                           -----------    ----------
OPERATING ACTIVITIES
Net Income                                                   1,984,017       888,091
Adjustments to reconcile net income  to net
  cash provided by (used in) operating activities:
    Provision for loan loss                                    103,000       143,120
    Depreciation and amortization                              972,932       629,899
    Provision for deferred taxes                               606,409       581,872
    Gains on sales of mortgage servicing rights             (6,119,068)   (1,650,248)
    Increase in mortgage loans held for sale               (34,079,050)  (21,816,651)
    Increase in interest receivable                           (358,180)     (188,259)
    Decrease in accounts  receivable                           480,498        48,956
    Increase  in drafts payable                             15,746,717    11,596,116
    Increase (decrease) in interest payable                    (38,289)        4,066
    Increase  in other assets and liabilities, net           1,148,736      (112,785)
                                                           -----------    ----------
Net cash used in  operating  activities                    (19,552,278)   (9,875,823)

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits
  in other banks                                               343,120      (487,606)
Proceeds from sale of securities available for sale            512,500     1,029,442
Acquisition of securities available for sale                  (956,232)   (2,115,661)
Proceeds from maturities of securities held to maturity             --        47,610
Acquisition of purchased mortgage servicing rights         (10,007,462)   (5,036,755)
Proceeds from sales of purchased mortgage
 servicing rights                                           15,897,352     6,216,069
Increase  in Federal funds sold, net                       (15,350,000)     (140,000)
Net increase  in loans                                      (3,949,626)   (6,462,805)
Purchase of premises and equipment                            (893,485)     (183,182)
                                                           -----------    ----------
Net cash provided by (used in) investing activities        (14,403,833)   (7,132,888)

FINANCING ACTIVITIES
Net increase in deposits                                     8,296,773     7,322,320
Net increase in other borrowings                            22,009,104     9,846,997
Proceeds form the issuance of common stock                   2,139,762            --
Proceeds from exercise of stock options                         22,400        15,000
Dividends paid                                                (195,919)     (126,371)
                                                           -----------    ----------
Net cash provided by  financing activities                  32,272,120    17,057,946

Net increase in cash and cash equivalents                   (1,683,991)       49,235
Cash and cash equivalents at beginning of year               3,319,054     3,011,864
                                                           -----------    ----------
Cash and cash equivalents at end of year                     1,635,063     3,061,099
                                                           ===========    ==========
Supplemental Disclosure of Cash Flow Information
 Cash paid  during period for interest                       4,016,061     2,274,881


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1998


NOTE 1 -- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year or any interim periods.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information:  For purposes of the statements of cash flows, cash
---------------------
equivalents include amounts due from banks and federal funds sold.

Reclassifications:  Certain amounts as previously reported have been
-----------------
reclassified to conform to the current period presentation.


NOTE 3 -- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 1998, the Company had purchased loans for which it provides servicing with principal balances totaling $443.5 million.

NOTE 4 -- INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets and liabilities at January 1, 1998 are outlined in the table below. Net deferred income tax liabilities of $2,100,874 and $1,494,465 at September 30, 1998 and December 31, 1997, respectively, are included in other liabilities.

     Deferred assets:

          Allowance for loan losses                $   130,793
          Net operating loss carryforward               74,531
          Alternative minimum tax carryforward          53,006
          Accrual to cash adjustment for
               income tax reporting purposes            24,919
          Securities available for sale                  1,682
          Other                                         39,034
                                                   -----------
                                                       323,965
                                                   -----------

     Deferred liabilities:

          Purchased mortgage servicing rights      $ 1,563,218
          Tax over book depreciation                   195,336
          Other                                         59,876
                                                   -----------
                                                     1,818,430
                                                   -----------

     Net deferred tax liabilities                  $(1,494,465)
                                                   ===========

NOTE 5 -- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                             Three Months Ended September 30, 1998
                                           -----------------------------------------
                                                Net       Weighted-Average
                                              Income          Shares       Per-Share
                                            (Numerator)    (Denominator)    Amount
                                           -------------   -------------   ---------

Basic EPS                                    $  749,925      1,725,508       $ .44
                                                                             =====
Effect of Dilutive Securities
 Stock Options                                       --         55,928
                                             ----------      ---------
Diluted EPS                                  $  749,925      1,781,436       $ .42
                                             ==========      =========       =====

                                              Nine Months Ended September 30, 1998
                                           -----------------------------------------
                                                Net       Weighted-Average
                                              Income          Shares       Per-Share
                                            (Numerator)    (Denominator)    Amount
                                           -------------   -------------   ---------
Basic EPS                                    $1,984,017      1,654,636       $1.20
Effect of Dilutive Securities                                                =====
 Stock Options                                       --         42,939
                                             ----------      ---------
Diluted EPS                                  $1,984,017      1,697,575       $1.17
                                             ==========      =========       =====



                                          Three Months Ended September 30, 1997
                                        ----------------------------------------
                                            Net       Weighted-Average
                                          Income          Shares       Per-Share
                                        (Numerator)    (Denominator)    Amount
                                        ------------   -------------   ---------
     Basic EPS                          $569,580         1,412,708       $.40
     Effect of Dilutive Securities                                       ====
           Stock Options                      --                --
                                        --------         ---------

     Diluted EPS                        $569,580         1,412,708       $.40
                                        --------         ---------       ====

                                          Nine Months Ended September 30, 1997
                                        ----------------------------------------
                                            Net      Weighted-Average
                                          Income          Shares       Per-Share
                                        (Numerator)    (Denominator)    Amount
                                        -----------  ----------------- ---------

     Basic EPS                          $888,091          1,409,924      $.63
     Effect of Dilutive Securities                                       ====
           Stock Options                      --                 --
                                        --------          ---------

     Diluted EPS                        $888,091          1,409,924      $.63
                                        --------          ---------      ====

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

Summary
-------

     The Company's net income for the quarter ended September 30, 1998 was $749,925 compared to net income of $569,580 for the quarter ended September 30, 1997. Net income for the first nine months of 1998 of $1,984,017 compares to $888,091 for the first nine months of 1997. The increase in net income from the first nine months of 1997 to the first nine months of 1998 was primarily the result of higher level of mortgage production.

Balance Sheets
--------------

     The Company's assets increased 50% during the first nine months of 1998 from $104.5 million as of December 31, 1997 to $156.5 million as of September 30, 1998. The increase in total assets was primarily the result of an increase in mortgage loans held for sale. The increase in assets was funded with a $15.7 million increase in drafts payable and a $22 million increase in other borrowings. The increase in mortgage banking production and related mortgage loans held for sale was the result of the Company's expansion of its mortgage operation into the Northeast United States in addition to relatively low historical mortgage rates during first nine months of 1998.

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $144.7 million or 92.5% of total assets at September 30, 1998. This represents a 59% increase from December 31, 1997 when earning assets totaled $90.7 million or 86.8% of total assets. The increase in earning assets resulted primarily from a $34.2 million or 69% increase of mortgage loans held for sale. The increase was primarily funded through an increase in other borrowings and drafts payable. Average mortgage loans held for sale for the nine months ended September 30, 1998 of $72.2 million constituted 61.5% of average earning assets and 56.1% of average total assets. Average mortgage loans held for sale for the nine months ended September 30, 1997 of $32.4 million constituted 47.2% of average interest-earning assets and 40.5% of average total assets.

   During the first nine months of 1998, average commercial banking loans were $38.3 million and constituted 32.6% of average earning assets and 29.7% of average total assets. For the first nine months of 1997, average commercial banking loans were $31.4 million and constituted 45.7% of average earning assets and 39.3% of average total assets. Commercial banking loans are expected to produce higher yields than securities and other interest-earning assets. In addition, mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by Crescent Bank and Trust Company ("the Bank") on its shorter term warehouse line of credit and other funding sources. Therefore, the absolute volume of commercial banking loans and mortgage loans held for sale and the volume as a percentage of total interest-earning assets are an important determinant of the net interest margin thereof.

   The allowance for loan losses represents a reserve for potential losses in the Bank's commercial banking loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level that management has determined to be adequate. The allowance for loan losses totaled $651,090 or 1.60% of total commercial banking loans at September 30, 1998, compared to $514,634 or 1.40% of total loans at December 31, 1997. The increase in the allowance for loan losses for the first nine months of 1998 was the result of the provision for loan loss of $103,000 in addition to a recovery of $62,612. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there is no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Bank does not maintain a reserve with respect to its mortgage loans held for sale due to the low credit risk associated with the loans during the Bank's holding period.

   The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans will be recognized only when received. As of September 30, 1998, the Bank had no loans accounted for on a non-accrual basis, $46,344 contractually past due more than 90 days and no loans considered to be troubled debt restructurings. As of December 31, 1997, the Bank had no loans accounted for on a non-accrual basis, $61,421 contractually past due more than 90 days and no loans considered to be troubled debt restructurings.

   Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $243,249 with non-performing loans results in non-performing assets of $243,249 at September 30, 1998. The Bank is currently holding the foreclosed properties for sale. At December 31, 1997, the Bank had non-performing assets totaling $151,909.

   The chart below summarizes those of the Bank's assets that management believes warrant attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represents loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Of the $1.6 million loans identified by management as potential problem loans at September 30, 1998, $1.0 million relates to one borrower.


                                                      September 30, 1998          December 31, 1997
                                                    -------------------------------------------------
Non-performing loans (1)                              $          --                 $        --
Foreclosed properties                                       243,249                     151,909
                                                         ----------                  ----------
Total non-performing assets                                 243,249                     151,909
                                                         ==========                  ==========

Loans 90 days or more past due on accrual status         $   46,344                 $    61,421
Potential problem loans (2)                               1,590,109                     672,460
Potential problem loans/total loans                            3.92%                       1.83%
Non-performing assets/total loans
   and foreclosed properties                                   0.60%                       0.41%

Non-performing assets and loans 90 days
     or more past due on accrual status/
     total loans and foreclosed properties                      .71%                        .58%

--------------------
(1) Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

  The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are used to manage the Bank's exposure to interest rate risk. Investment securities and interest-bearing deposits with other banks totaled $4.0 million at September 30, 1998 compared to $3.9 million at December 31, 1997. Federal funds sold totaled $16.7 million at September 30, 1998 compared to $1.3 million at December 31, 1997. The increase in federal funds sold was a result of the timing of the delivery of mortgage loans held for sale.

  The Company's Mortgage Division (the "Mortgage Division") acquires mortgage loans from small retail-oriented originators through its operations of Crescent Mortgage Services, Inc ("CMS") and the mortgage division of Crescent Bank and Trust Company (the "Bank"). The Bank acquires conventional loans in the Southeast United States while CMS acquires conventional loans in the Northeast United States and FHA/VA loans in the Southeast United States. In the third quarter, CMS begun the process of opening an office in Chicago, Illinois. At November 10, 1998, CMS had executed a lease for office space in Illinois and hired a staff of nine.

     The Bank's acquisition of loans are funded through various sources, including the Bank's regular funding sources, an $26.5 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million gestation repurchase agreement with Paine Webber Incorporated. Under the repurchase agreement, the Bank sells mortgage loans and simultaneously assigns the related forward sale commitments to Paine Webber Incorporated. CMS utilizes various warehouse lines totaling $47 million. Substantially all of the Company's mortgage loans are currently being resold in the secondary market to Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and private investors after being "warehoused" for 10
to 30 days.   Warehoused loans must meet secondary market criteria such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Company retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Company periodically sells a portion of its retained servicing rights in bulk form. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

  During the first nine months of 1998, the Mortgage Division acquired $1.2 billion of mortgage loans, of which $1.1 billion (97%) were resold in the secondary market. Mortgage loans of $83.5 million were carried as held for sale on the balance sheet at September 30, 1998 as sale of the loans was pending. During the first nine months of 1997, the Mortgage Division acquired $504.4 million of mortgage loans.

  At September 30, 1998, capitalized costs of $3.7 million related to the purchase of mortgage servicing rights were carried on the balance sheet as purchased mortgage servicing rights. At December 31, 1997, the Company carried $4.1 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At September 30, 1998, the Company held servicing rights with respect to loans with unpaid principal balances totaling $443.5 million compared to $427.7 at December 31, 1997. During the first nine months of 1998, the Company sold servicing rights with respect to $1.064 billion of mortgage loans carried on its balance sheet at $9.9 million for a gain of $6.1 million. During the first nine months of 1997, the Company sold servicing rights with respect to $449.1 million of mortgage loans for a gain of $1.7 million. The market value of the servicing portfolio is contingent upon many factors including the interest rate environment, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Bank will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

  The Bank's deposits totaled $83.9 million at September 30, 1998 compared to $75.7 million at December 31, 1997. Deposits averaged $77.1 million for the nine months ended September 30, 1998. Interest-bearing deposits represented 82% of total deposits at September 30, 1998 compared to 70% at December 31, 1997. The increase of interest-bearing deposits as a percent of total deposits was the result of an unusual high fluctuation of non-interest bearing deposits at December 31, 1997. Certificates of deposit composed 70% of total interest-bearing deposits at September 30, 1998 compared to 68% at December 31, 1997.
The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

  Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance to maintain a leverage ratio of 8.0%. At September 30, 1998 the Bank's leverage ratio was 7.79%.

  At September 30, 1998 the Company's total shareholders' equity was $12.9 million or 8.24% of total assets, compared to $8.9 million or 8.52% of total assets at December 31, 1997. Total capital to risk-adjusted assets was 14.05%, with 13.38% consisting of tangible common shareholders' equity at September 30, 1998. The Company paid $195,919 of dividends during the first three quarters of
1998 or $.12 per share.   The Company has declared an $.045 per share dividend
payable on November 13, 1998 to shareholders of record on October 31, 1998. The Company completed a two for one stock split on September 30, 1998 resulting in
1.7 million shares outstanding. On March 11, 1998, the Company completed a stock offering for 135,000 shares of common stock at an issue price of $16.25 per share.

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

  Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $57.0 million for the nine months ended September 30, 1998, representing 73.9% of average deposits. Average liquid assets totaled $35.9 million during 1997, representing 59% of average deposits. The increase in average liquid assets was the result of the increase in mortgage loans held for sale. Average non-mortgage loans were 93% of average deposits for the nine months ended September 30, 1998. Average non-mortgage loans were 53% of average deposits for the year 1997. Average deposits were 65.8% of average interest-earning assets for the nine months ended September 30, 1998. Average deposits were 78% of average interest-earning assets for the year 1997.

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

  Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $5.3 million at September 30, 1998 compared to $6.4 million at December 31, 1997.
The Bank utilizes the brokered deposits to fund its mortgage loans held for sale and therefore match those maturities as closely as possible.

  The following table shows the interest sensitivity gaps for four different time intervals as of September 30, 1998. The Bank was in an asset-sensitive position for the cumulative three-month, one-year and five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will improve. At September 30, 1998, the Bank was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity.

  The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $39.4 million, or 25.2% of total assets.

                                         INTEREST RATE SENSITIVITY GAPS
                                            AS OF SEPTEMBER 30, 1998

                                              AMOUNTS REPRICING IN
                                -------------------------------------------------
                                 0-90 DAYS  91-365 DAYS   1-5 YEARS  OVER 5 YEARS
                                ----------- -----------   ---------  ------------
                                             (MILLIONS OF DOLLARS)
Interest-earning
   assets                          $121.9    $  6.3         $13.5         $3.0
Interest-bearing
   Liabilities                       65.3      25.2          14.8           --
                              ---------------------------------------------------
Interest sensitivity
   gap                             $ 56.6    $(18.9)        $(1.3)        $3.0
                              ===================================================

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

  While other hedging techniques may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of September 30, 1998, the Bank had in place purchase commitment agreements terminating between October and December of 1998 with respect to an aggregate of approximately $137.4 million to hedge the mortgage pipeline of $227.1 for which the Company had an interest rate risk. On June 1, 1998, the Financial Accounting Standards Board approved the exposure draft "Accounting for Derivative and Similar Financial Instrument and for Hedging Activities." The pronouncement will require the forward commitments to be recorded as an asset or liability with the changes in fair value recorded in the equity on the balance sheet or the income statement. Management has not yet determined the impact of this pronouncement on its financial statements.

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

  The Company had interest income of $2.9 million for the three months ended September 30, 1998 compared to $2.2 million for the three months ended September 30, 1997. The Company had interest income of $8.4 million for the nine months ended September 30, 1998 compared to $5.4 million for the nine months ended September 30, 1997. The 84% increase in interest income is attributable to the increase in interest-earning assets which is the result of the higher volume of mortgage loans as well as a higher volume of fee income associated with mortgage loans which is included in interest income. The Company had closed $1.2 billion of mortgage loans during the first nine months of 1998 compared to $504.4 million during the first nine months of 1997. This increase is attributable to the startup of the Northeast mortgage operation, which began operating in the first quarter of 1997, in addition to the relative low level of interest rates during 1998.

  The Company had interest expense of $1.5 million for the three months ended September 30, 1998 and $881,340 for the three months ended September 30, 1997. The Company had interest expense of $4.0 million for the nine months ended September 30, 1998 and $2.3 million for the nine months ended September 30, 1997. The increase resulted from a higher level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the startup of the Northeast operation resulted in a higher average
balance of other borrowings.   In the third quarters 1998 and 1997, interest
expense accounted for 25% and 28% of total expenses, respectively. For the first nine months of 1998 and 1997, interest expense accounted for 27% and 28% of total expenses, respectively.

  Net interest income for the third quarter 1998 was $1.4 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during the third quarter 1998 was 6.1%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 5.6%. Net interest income, interest margin and net interest spread for the third quarter 1997 were $1.3 million, 6.4%, and 5.9%, respectively. The increase in net interest income is related to a higher volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold.

  The Company made a provision to the allowance for loan losses of $103,000 in the first nine months of 1998. The Company made provisions to the allowance for loan losses in the amount of $143,120 in the first nine months of 1997. During the first nine months of 1998, the Bank had net recoveries of $33,456 recorded to the allowance for loan losses. During the first nine months of 1997, the Bank had charge-off, net of recoveries $3,554.

  Other income was $4.1 million in the third quarter 1998 compared to $1.9 million in the third quarter 1997. Other income totaled $9.7 million for the first nine months of 1998 compared to $4.4 million for the first nine months of 1997. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first nine months of 1998, the Company sold servicing rights with respect to $1.1 billion of mortgage loans for a gain of $6.1 million. During the first nine months of 1997, the Company sold servicing rights with respect to $449.1 million of mortgage loans for a gain of $1.6 million. The higher level of gains on the sale of mortgage servicing rights was primarily the result of the Company's expansion into the Northeast United States as well as relative low historical mortgage interest rates. The Company currently plans to sell, on a quarterly basis, a portion of the servicing rights retained during 1998, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment.

  Other operating expenses increased to $4.2 million in the third quarter 1998 from $2.2 million in the third quarter 1997. Other operating expenses totaled $10.6 million in the first nine months of 1998 compared to $5.9 million in the first nine months of 1997. The increase in other operating expenses was related to the expansion of the mortgage operation to the Northeast United States, the startup of the mortgage FHA/VA operation, as well as the higher level of mortgage production. The increase in other operating expenses were primarily due to increases in salaries and benefits and third party mortgage outsourcing expense.

  The Company had net income of $749,925 or $.44 per share for the third quarter 1998. Net income for the nine months ended September 30, 1998 totaled $1,984,017 or $1.20 per share. The increase in net income was primarily related to the continued improvement in net interest income, mortgage banking operations
and the related gains on the sale of servicing rights.   Income tax as a
percentage of pretax net income was 40% for the first nine months of 1998 and 1997.

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


                                       CRESCENT BANKING COMPANY
                                       --------------------------------------
                                       (Registrant)



Date:     November 10, 1998            /s/ J. Donald Boggus, Jr.
     ------------------------          --------------------------------------
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