Form 10KSB40
period 1998-12-31
CRESCENT BANKING CO
filed 1999-04-01
CIK 883476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                  FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 1998

[_] Transition report under Section 13 of 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-20251

                            CRESCENT BANKING COMPANY
                 (Name of Small Business Issuer in Its Charter)

             Georgia                                    58-1968323
-------------------------------            -------------------------------------
(State or Other Jurisdiction of            (I R. S. Employer Identification No.)
Incorporation or Organization)


    251 Highway 515, Jasper, Georgia                      30143
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (706) 692-2424
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Title of Each Class Securities registered under Section 12(b) of the Exchange
Act: None

Name of Each Exchange on which Registered: None

Title of Each Class Securities registered under Section 12(g) of the Exchange
Act:

                         Common Stock, $1.00 par value
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or (15) d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [X]

     Crescent Banking Company's revenues for its fiscal year ended December 31, 1998 were $28.2 million.

     The aggregate market value of the voting stock of Crescent Banking Company held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 22, 1999, was $25.4 million.

     The number of shares outstanding of Crescent Banking Company's Common Stock, par value $1.00 per share, as of March 22, 1999 was 1,728,708.

     Portions of Crescent Banking Company's 1998 Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II of this Form 10-KSB.

     Portions of Crescent Banking Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into
Part III of this Form 10-KSB.

                           SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

     Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Crescent Banking Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate" "continue," "intend," "consider," "possible" or other similar words and expressions of the future. The Company's actual results may differ significantly from the results we discuss in these forward-looking statements.

     These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counterparties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Crescent Banking Company (the "Company") is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and with the Georgia Department of Banking and Finance (the "Georgia Department") under the Financial Institutions Code of Georgia. The Company was incorporated on November 19, 1991, to facilitate a reorganization (the "Reorganization") pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Reorganization was completed on May 1, 1992. The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS," and, together with the Bank, the "Subsidiaries"), which offers wholesale mortgage banking services in the southeast, northeast and midwest United States and provides servicing for residential mortgage loans. As of December 31, 1998, the Company had total consolidated assets of approximately $199.2 million, total deposits of approximately $100.6 million and consolidated shareholders' equity of approximately $14.1 million.

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

     CMS was incorporated as a separate subsidiary of the Company on October 11, 1994, to engage in the servicing of mortgage loans. CMS is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale mortgage banking services in southeastern, northeastern and midwestern states and provides servicing for residential mortgage loans. As of December 31, 1998, CMS had wholesale mortgage banking offices located in Atlanta, Georgia, Manchester, New Hampshire, and Chicago, Illinois.

     The principal executive offices of the Company and the Bank are located at 251 Highway 515, Jasper, Georgia 30143 and the principal executive offices of CMS are located at 115 Perimeter Center, Suite 225, Atlanta, Georgia 30346. The Company's telephone number is (706) 692-2424.

Business Strategy and Recent Developments

     In February 1998, the Company expanded its mortgage operations by engaging in Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage lending, and CMS opened its wholesale mortgage banking office in Chicago, Illinois. In March 1998, the Bank expanded its loan production office ("LPO") in Bartow County, Georgia to a full service Bank branch. In February 1999, the Bank opened a loan production office in Canton, Georgia to serve the needs of many local residents in Canton who have traditionally banked with larger regional and national banks that lack a community focus.

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

     In addition to the Bank, three other commercial banks have offices in the Jasper area of Pickens County, Georgia, and eight commercial banks and one credit union have offices in Bartow County, Georgia. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank's market area. Virtually every type of competitor for business of the type served by the Bank has offices in Atlanta, approximately 60 miles away from Jasper. These institutions have greater resources, broader geographic markets and higher lending limits, may offer various services that the Bank does not offer, and can better afford and make broader use of media advertising, support services, and electronic technology than can the Bank. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, personal service, greater community involvement and its ability to make credit and other business decisions quickly and locally.

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

Employees

     At December 31, 1998, the Company had 143 full-time and nine part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's and the Bank's businesses. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank. Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of the Company's common stock, par value $1.00 per share (the "Common Stock").

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

     The BHC Act, as amended by the interstate banking provisions of the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, bank charter requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching effective June 1, 1997.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase or de novo non-banking activity previously approved by order of the Federal Reserve, but not yet implemented by regulations, assuming the size of the acquisition or proposed activity does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I Capital.

     The Federal Reserve has amended its Regulation Y implementing certain provisions of EGRPRA. Among other things, these amendments to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed holding companies; expand the list of non-banking activities permitted under Regulation Y and reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products with their affiliates.

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

     Capital Requirements. The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and national banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier I Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance ("Tier 2 Capital" and, together with Tier 1 Capital, "Total Capital").

     In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and the FDIC have not advised the Company or the Bank of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to them.

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

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

     As of December 31, 1998, the Company had Tier 1 Capital and total capital of approximately 11.76% and 12.35% of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 11.88% and 12.76% of risk-weighted assets. As of December 31, 1998, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 7.25% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 7.74%.

     The Company has not been informed of a particular leverage capital requirement applicable to it, however, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8%. At December 31, 1998 the Bank's leverage ratio was 7.74%. To address the leverage ratio shortcoming, the Bank has begun discussions with the Banking Department to reduce the leverage ratio requirement to a lessor amount, and the Company and the Bank have begun to consider alternative means of raising capital in the foreseeable future to support future planned growth.

     The Georgia Department also expects bank holding companies to maintain minimum levels of primary capital and adjusted primary capital on a consolidated basis (generally 5% of total assets). Under Georgia Department policies, the components of primary capital include common stock, perpetual preferred stock, surplus, undivided profits, mandatory convertible instruments, allowances for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt instruments. While the Georgia Department's policies do not require the risk-weighing of assets as the Federal Reserve's risk-based capital rules do, the Georgia Department assumes that moderate degrees of risk exist. If it discovers high amounts of risk or significant nonbanking activities, the Georgia Department may require higher capital ratios. Further, the written policies of the Georgia Department require that Georgia banks generally maintain a minimum ratio of primary capital to total assets of 6.0%.

     The table which follows sets forth certain capital information of the Company and Bank as of December 31, 1998:

                               Capital Adequacy
                            (Dollars in thousands)

                                 Company                 Bank
                           -------------------   -------------------
                            Amount  Percentage    Amount  Percentage
                           -------  ----------   -------- ----------
Leverage Ratio:
  Actual                   $14,137     7.25%       $ 9,517    7.74%
  Minimum Required (1)     $ 4,808     4.00%       $ 9,841    8.00%
Risk-Based Capital:
Tier 1 Capital
  Actual                   $14,137    11.76%       $ 9,517   11.88%
  Minimum Required         $ 4,808     4.00%       $ 3,203    4.00%

Total Capital:
  Actual                   $14,836    12.35%       $10,216   12.76%
  Minimum Required         $ 9,615     8.00%       $ 6,407    8.00%
-------------
(1) Represents the highest minimum requirement. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

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

     FDICIA. FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate. These standards are not expected to have any material effect on the Company and the Bank.

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

     FDIC Insurance Assessments. The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by BIF. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups -- "well capitalized," "adequately capitalized" or "undercapitalized" -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 1998, the Bank paid $10,380 in BIF deposit premiums.

     The FDIC's Board of Directors continued the 1998 BIF and Savings Association Insurance Fund ("SAIF") assessment schedule of zero to 27 basis points per annum for the first semiannual period of 1999. EGRPRA recapitalized the FDIC's SAIF in order to bring it into parity with BIF. As part of this recapitalization, the Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the Financing Corporation ("FICO") to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. The FICO assessments are set quarterly and ranged, in the case of BIF, from 1.164 to 1.256 basis points, and, in the case of SAIF, from 5.82 to
6.28 basis points, in the fourth quarter of 1998. The assessment rates are 1.22 basis points for BIF, and 6.10 basis points for SAIF for the first quarter of 1999. During 1998, the Bank held no SAIF deposits and was not subject to such special assessment.

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

     Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the FDIC, the Bank's primary federal regulator using a lending test, an investment test, and a service test. The FDIC also will consider (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The lending test, the most important of the three tests for institutions other than wholesale and limited purpose (e.g., credit card) banks, will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

     Each of these lending categories will be weighted to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. All depository institutions are required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The investment test focuses on qualified investments within a bank's service area that (i) benefit low-to-moderate income individuals and small businesses or farms, (ii) address affordable housing needs, or (iii) involve donations of branch offices to minority or women's depository institutions. The institution's performance under the investment test depends upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

     The service test evaluates an institution's systems for delivering retail banking services, and considers such factors as (i) the geographic distribution of the institution's branch offices and ATMs, (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test.

     Institutions having total assets of less than $250 million, such as the Bank, will be evaluated under more streamlined criteria. In addition, subject to prior approval by its principal federal regulator, a financial institution has the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it develops in cooperation with local community groups. The Bank has no such plan.

    The CRA regulations provide that an institution will receive a CRA rating for each test of: "outstanding," "high satisfactory," "low satisfactory," "needs to improve," or "substantial noncompliance." An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications.

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

     The Interstate Banking Act also directed the Secretary of the Treasury to take a broad look at the strengths and weaknesses of the United States' financial services system. In June 1997, the Treasury Department proposed legislation to eliminate what it deemed outmoded barriers to competition among financial services providers. On November 17, 1997, the United States Department of the Treasury released its study "American Finance for the 21st Century" which considered changes in the financial services industry during the next 10 years and beyond and reviewed the adequacy of existing statutes and legislation.

     The United States Supreme Court in 1995 and 1996 decided in Valic that
                                                                 -----
national banks could sell annuities, and in Barnett Bank that national banks
                                            -------------
could sell other forms of insurance from towns of 5,000 or fewer population. The State of Georgia generally prohibits bank-affiliates from selling insurance. However, in 1996, the Georgia Department of Insurance and the Georgia Department adopted regulations permitting the sales of certain other insurance products. The Bank has not exercised any activities permitted by these new regulations, but may do so in the future.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Among other items under consideration are changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. The FDIC is considering possibly adding risk measures in determining deposit insurance assessments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

     During 1998, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank's main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 9,200 square feet of finished space used for offices, operations and storage, four teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine with a 24-hour-a-day access. The main office facility opened for business on January 29, 1990 and is in good condition, and the Company is in the process of completing an addition to the main office facility that will provide the Company and the Bank with an additional 5,000 square feet of administrative office space. The Bank also leases approximately 3,000 square feet of office space in the Atlanta metropolitan area for its Mortgage Division operations, and the lease term for such offices expires in August 1999.

     In addition, the Bank leases approximately 268 square feet for its branch office located in Marble Hill Georgia with a lease expiration date of August 31, 1999, which has been renewed so that it will not expire until August 31, 2000. The Bank leases 2,000 square feet in Cartersville, Georgia for a full-service branch with a lease expiration date of October 24, 2000, and 3,200 square feet in Canton, Georgia for its newly-opened loan production office with a lease expiration date of January 31, 2004. In addition, the Bank leases 3,616 square feet in Atlanta, Georgia for post-closing mortgage operations of the Bank and of CMS with a lease expiration date of October 31, 2003.

     The Bank also leases a site for an automated teller machine ("ATM") in the Big Canoe community. The lease agreement expired on October 31, 1998, and was renewed so that it will not expire until October 31, 1999, at which time the Bank expects to again renew the lease. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank's main office. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 1999, at which time the Bank expects to renew the lease.

     CMS conducts its business primarily through its main office in Manchester, New England, where CMS leases approximately 3,400 square feet of office space. The lease term for the CMS New Hampshire office expired in December 1998, and was renewed so that it would not expire until December 31, 1999. CMS leases 4,080 square feet in Atlanta, Georgia for FHA/VA loan office. The lease term for the Atlanta office expires in December 2002. In addition, CMS leases 3,500 square feet in Chicago, Illinois for its Chicago wholesale mortgage banking office, with a lease expiration date of January 11, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of shareholders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On September 30, 1998, the Company completed a two-for-one split of its Common Stock. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT" at a price of $13.00 per share. On March 22, 1999, the price of the Company's Common Stock, as quoted on the Nasdaq SmallCap Market, was $20.00.

     Prior to January 12, 1999, there was no active trading market for Company's Common Stock, and it was not traded on any other organized securities market or exchange. The last known selling price of the Company's Common Stock during 1998, in what the Company's management believes were arm's-length transactions and based on information available to the Company's management, was $12.75 per share in sales made on December 28, 1998. For the period from November 10, 1998 to December 22, 1998, based upon information known to the Company, the price per share of the Company's Common Stock in other transactions ranged from $12.50 per share to $13.00 per share, with a weighted average price of $12.72 per share during such period.

Holders

     As of March 22, 1999, there were approximately 588 holders of record of the Company's Common Stock.

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

     On January 26, 1999, the Company declared its tenth consecutive quarterly dividend, payable on February 12, 1999 to shareholders of record on January 31, 1999. This $0.05 per share dividend represented an approximately 11.1% increase from the previous quarter's dividend of $.045 per share and was the ninth consecutive quarter for which dividends were increased.

     The following table sets forth, for the Company's last two fiscal years, the dividends per share declared and paid by the Company:

                             Dividend Per
              Period            Share (1)
        -------------------- ------------
        1998
              Fourth Quarter     $  .045
              Third Quarter      $ .0425
              Second Quarter     $   .04
              First Quarter      $ .0375

        1997
              Fourth Quarter     $ .0035
              Third Quarter      $.00325
              Second Quarter     $  .003
              First Quarter      $.00275

----------------
(1) Adjusted to reflect the effect of the Company's September 30, 1998 two-for-one split of its Common Stock.

     The Company paid no cash dividends prior to 1994 and a dividend of $.335 per share, or $.1675 on a post-stock split basis, in 1994. In 1995, the dividend was reduced to $.25 per share, or $.125 on a post-stock split basis, following the realization of certain loan losses attributable to prior management, and no dividends were paid again until the fourth quarter 1996. A quarterly dividend of $.05 per share, or $.0025 on a post-stock split basis, was paid in November 1996.

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

Recent Sales of Unregistered Securities

     During the last three years, the Company has not sold any of its securities without registering them under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See that section of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (the "Annual Report") entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The report of independent auditors and the financial statements contained in Annual Report under the caption "Consolidated Financial Report" are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable. The information required by Item 304(a) of Regulation S-B ("Item 304") was reported on the Company's Current Report on Form 8-K, dated May 3, 1994, and no other events that require disclosure pursuant to Item 304 have occurred since such time.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information regarding the Company's directors and executive officers required by this Item 9 is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Exchange Act (the "Proxy Statement"), under the captions "Proposal One-- General," "Additional Information--Compensation of Directors and Attendance at Meetings," "--Committees of the Board of Directors," and "--Ownership of Common Stock by Certain Beneficial Owners and Management," and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company's Board of Directors. The term "executive officer," as used herein, means any officer who has major policy-making functions with respect to the Company and/or Bank.

     Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information on compensation of the Company's executive officers is contained in the Proxy Statement under the captions "Additional Information-- Compensation of Executive Officers and Directors," "--Option/SAR Grants in Last Fiscal Year," "Executive Employment Agreement" and "--Certain Transactions" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is contained in the Proxy Statement under the caption "Ownership of Common Stock by Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption "Additional Information--Certain Transactions" and is incorporated herein by reference.

     With the exception of the above disclosures, there were no transactions during 1998, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company's officers or directors had or have direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits. The following Exhibits are attached hereto or incorporated by
        ----------
reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission):

EXHIBIT
NUMBER                          DESCRIPTION


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

3.2 Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1     1991 Substitute Stock Option Plan (Incorporated by reference from
         Exhibit 10.2 to the Form S-4).

10.2 1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3     1993 Employee Stock Option Plan (Incorporated by reference from Exhibit
         10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4 Employment Agreement between the Bank and Mr. Robert C. KenKnight dated as of May 1, 1997 (Incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         1997).

10.5 Loan Agreement, dated as of February 1, 1999, by and between the Company and The Bankers Bank (includes the related Promissory Note, dated as of February 1, 1999, by and between the Company and The Bankers Bank).

11.1     Statement Regarding Computation of Per Share Earnings.

13.1 Crescent Banking Company 1998 Annual Report to Shareholders. With the exception of information expressly incorporated herein, the 1998 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-KSB.

21.1     Subsidiaries of the Registrant.

23.1     Consent of Mauldin & Jenkins, LLC.

27.1     Financial Data Schedule.

99.1 Form of Proxy Statement for the Crescent Banking Company 1999 Annual Meeting of Shareholders.

     B.   Reports on Form 8-K. The Company did not file any Current Reports on
          ----------------
Form 8-K during the last quarter of the period covered by this Form 10-KSB.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                        CRESCENT BANKING COMPANY

                                        By: /s/ J. Donald Boggus, Jr.
                                           -------------------------------------
                                           J. Donald Boggus, Jr.
                                           President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 30, 1999.

           Signature                                      Title
           ---------                                      -----
/s/ J. Donald Boggus, Jr.
-------------------------------            President and Chief Executive Officer
J. Donald Boggus, Jr.                          (Principal Executive Officer)
                                                 (Chief Financial Officer)

/s/ Arthur Howell                          Chairman of the Board of Directors
-------------------------------
Arthur Howell

/s/ Charles Fendley                        Secretary of the Board of Directors
-------------------------------
Charles Fendley

/s/ A. James Elliott                                      Director
-------------------------------
A. James Elliott

/s/ Harry C. Howard                                       Director
-------------------------------
Harry C. Howard

/s/ Michael W. Lowe                                       Director
-------------------------------
Michael W. Lowe

/s/ L. Edmund Rast                                        Director
-------------------------------
L. Edmund Rast

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
10.5 Loan Agreement, dated as of February 1, 1999, by and between the Company and The Bankers Bank (includes the related Promissory Note, dated as of February 1, 1999, by and between the Company and The Bankers Bank).

11.1     Statement Regarding Computation of Per Share Earnings.

13.1 Crescent Banking Company 1998 Annual Report to Shareholders. With the exception of information expressly incorporated herein, the 1998 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-KSB.

21.1     Subsidiaries of the Registrant.

23.1     Consent of Mauldin & Jenkins, LLC.

27.1     Financial Data Schedule.

99.1 Form of Proxy Statement for the Crescent Banking Company 1999 Annual Meeting of Shareholders.