Form 10KSB40/A
period 1998-12-31
CRESCENT BANKING CO
filed 1999-04-05
CIK 883476

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                 FORM 10-KSB/A

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

21.1     Subsidiaries of the Registrant.

23.1     Consent of Mauldin & Jenkins, LLC.

27.1     Financial Data Schedule.

99.1 Proxy Statement for the Crescent Banking Company 1999 Annual Meeting of Shareholders.

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

21.1     Subsidiaries of the Registrant.

23.1     Consent of Mauldin & Jenkins, LLC.

27.1     Financial Data Schedule.

99.1 Proxy Statement for the Crescent Banking Company 1999 Annual Meeting of Shareholders.