Form 10QSB
period 1999-03-31
CRESCENT BANKING CO
filed 1999-05-17
CIK 883476

                UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

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


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common stock, $1 par value per share, 1,740,708 shares issued and outstanding as of May 12, 1999. 6,668 shares are held as treasury stock.


                       Exhibit Index located on page 19.

                            CRESCENT BANKING COMPANY

                                     INDEX



Part 1.  Financial Information                                     Page No.

Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets                              3

             Consolidated Statements of Operations                    4

             Consolidated Statements of Cash Flows                    5

             Notes to Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations         8


Part II. Other Information

Item 1.  Legal Proceedings                                            19

Item 2.  Changes in Securities                                        19

Item 3.  Defaults Upon Senior Securities                              19

Item 4.  Submission of Matters to a Vote of Security Holders          19

Item 5.  Other Information                                            19

Item 6.  Exhibits and Reports on Form 8-K                             19

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  March 31              December 31
                                                                    1999                    1998
                                                                -----------------------------------
Assets
Cash and due from banks                                         $   3,471,017          $   4,382,047
Federal funds sold                                                  3,100,000              7,510,000
Interest bearing deposits in other banks                              764,584                733,183
Securities available for sale                                       5,391,598              4,104,772

Mortgage loans held for sale                                      142,937,027            128,409,669

Loans                                                              43,613,426             41,328,423
Less allowance for loan losses                                       (758,429)              (699,020)
                                                                ------------------------------------
     Loans, net                                                    42,854,997             40,629,403

Premises and equipment, net                                         3,794,382              3,369,209
Other  real estate owned                                              169,493                263,249
Purchased mortgage servicing rights                                 4,325,219              4,004,146
Accounts receivable-brokers and escrow agents                       5,647,354              4,804,208
Other assets                                                        1,258,724              1,034,575
                                                                ------------------------------------

     Total Assets                                               $ 213,714,395          $ 199,244,461
                                                                ====================================

Liabilities
Deposits
  Noninterest -bearing demand deposits                          $  22,420,640          $  23,361,371
  Interest -bearing demand                                         22,488,897             20,857,970
  Savings                                                           1,861,122              1,861,355
  Time, $100,000 and over                                          20,319,644             16,345,339
  Other time                                                       42,032,071             38,175,754
                                                                ------------------------------------
     Total deposits                                               109,122,374            100,601,789

Drafts payable                                                      3,729,685              4,984,145
Deferred taxes payable                                              2,887,977              1,526,757
Accrued interest and other liabilities                              2,594,225              3,246,863
Other borrowings                                                   79,986,794             74,756,311
                                                                ------------------------------------
     Total liabilities                                            198,321,055            185,115,865


Shareholders' equity
Common stock, par value $1.00; 2,500,000 shares authorized;
    1,740,708 and 1,726,708 issued and outstanding, respectively    1,740,708              1,726,708
Surplus                                                             7,791,064              7,724,224
Retained earnings                                                   5,919,799              4,721,440
Less cost of 6,668 shares acquired for the treasury                   (36,091)               (36,091)
Accumulated other comprehensive income                                (22,140)                (7,685)
                                                                ------------------------------------
     Total stockholders' equity                                    15,393,340             14,128,596
                                                                ------------------------------------

     Total liabilities and stockholders' equity                 $ 213,714,395          $ 199,244,461
                                                                ====================================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                         For the three months ended
                                                                  March 31,
                                                            1999            1998
                                                         --------------------------
Interest income
Interest and fees on loans                               $1,087,685       $1,005,929
Interest and fees on mortgage loans held for sale         3,072,429        1,544,842
Interest on  securities:
  Taxable                                                    68,544           39,053
  Nontaxable                                                  3,838            6,099
Interest on deposits in other banks                          36,017           23,810
Interest on Federal funds sold                               39,895           28,421
                                                         ---------------------------
                                                          4,308,408        2,648,154
                                                         ---------------------------
Interest expense
Interest on deposits                                      1,110,171          797,229
Interest on other borrowings                              1,096,310          275,349
                                                         ---------------------------
                                                          2,206,481        1,072,578
                                                         ---------------------------

Net interest income                                       2,101,927        1,575,576
Provision for loan losses                                    60,000           43,000
                                                         ---------------------------
Net interest income after provision for loan losses       2,041,927        1,532,576

Other income
Service charges on deposit accounts                          64,758           44,029
Mortgage servicing fee income                               253,531          254,552
Gestation fee income                                        598,440          290,138
Gains on sale of  mortgage
  servicing rights                                        4,250,728        2,013,786
Other                                                       161,934          112,364
                                                         ---------------------------
                                                          5,329,391        2,714,869

Other expenses
Salaries and employee benefits                            2,917,667        1,504,953
Occupancy and equipment expense                             236,136          124,769
Supplies, postage, and telephone                            442,299          225,886
Advertising                                                 104,074          112,479
Insurance expense                                            39,430           17,827
Depreciation and amortization                               395,177          234,712
Legal and professional                                      591,911          316,243
Director  fees                                               42,525           41,750
Mortgage subservicing expense                                94,853           74,599
Other                                                       370,125          313,474
                                                         ---------------------------
                                                          5,234,197        2,966,692

Income before income taxes                               $2,137,121       $1,280,753
Applicable income taxes                                  $  852,621       $  521,397
                                                         ---------------------------

Net income                                               $1,284,500       $  759,356
                                                         ---------------------------

Other comprehensive income, net of tax
Unrealized losses on securities available for sale
  arising during period                                      14,455           14,609
                                                         ---------------------------

Comprehensive income                                      1,270,045          744,747
                                                         ===========================

Basic earnings per common share                          $     0.74       $     0.51

Diluted earnings per common share                        $     0.72       $     0.50

Cash dividends per share of common stock                 $    0.050       $    0.038

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              For the three months ended
                                                                                       March 31,
                                                                              1999                 1998
                                                                         -----------------------------------
Operating Activities
Net Income                                                               $    1,284,361         $    759,356
Adjustments to reconcile net income  to net
  cash provided by (used in) operating activities:
     Provision for loan loss                                                     60,000               43,000
     Depreciation and amortization                                              395,177              234,712
     Provision for deferred taxes                                             1,361,220              498,674
     Gains on sales of mortgage servicing rights                             (4,250,728)          (1,708,231)
     Increase in mortgage loans held for sale                               (14,527,328)         (23,149,253)
     Increase in interest receivable                                            (97,715)             (49,002)
     (Increase) decrease in accounts  receivable                               (843,146)              70,857
     Increase  (decrease) in drafts payable                                  (1,254,460)          19,042,944
     Increase (decrease) in interest payable                                     (8,733)              65,236
     (Increase) decrease in other assets and liabilities, net                  (770,958)              16,301
                                                                         -----------------------------------
Net cash used in  operating  activities                                     (18,652,310)          (4,175,406)

Investing Activities
Net (increase) decrease in interest-bearing deposits
  in other banks                                                                (31,400)             335,241
Proceeds from sale of securities available for sale                                                 (542,087)
Acquisition of securities available for sale                                 (1,301,281)             515,558

Acquisition of purchased mortgage servicing rights                           (6,274,678)          (2,389,326)
Proceeds from sales of purchased mortgage
  servicing rights                                                            9,974,833            4,945,283
Decrease (increase)  in Federal funds sold, net                               4,410,000          (11,470,000)
Net increase  in loans                                                       (2,191,250)            (638,241)
Purchase of premises and equipment                                             (590,850)            (406,154)
                                                                         -----------------------------------
Net cash provided by (used in) investing activities                           3,995,374           (9,649,726)

Financing Activities
Net increase (decrease) in deposits                                           8,520,585             (169,808)
Net increase in other borrowings                                              5,230,483           10,880,476
Proceeds form the issuance of common stock                                       80,840            2,137,711
Dividends paid                                                                  (86,002)             (54,227)
                                                                         -----------------------------------
Net cash provided by  financing activities                                   13,745,906           12,794,152

Net increase in cash and due from banks                                        (911,030)          (1,030,980)
Cash and due from banks at beginning of year                                  4,382,047            3,319,054
                                                                         -----------------------------------

Cash and due from banks at end of year                                   $    3,471,017         $  2,288,074
                                                                         ===================================
Supplemental Disclosure of Cash Flow Information
         Cash paid during period for interest                            $    2,215,214          $  1,007,342


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1999

NOTE 1 -- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks and federal funds sold.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to the current period presentation.

NOTE 3 -- SERVICING PROTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 1999, the Company had purchased loans for which it provides servicing with principal balances totaling $511.3 million.

NOTE 4 -- INCOME TAXES

The Company uses the liability method of account for income taxes as required by FASB statement number 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant temporary differences which create deferred tax assets and liabilities at January 1, 1999 are outlined in the table below.

           Deferred assets:
              Allowance for loan losses                    $  188,529
              Accrual to cash adjustment for income
                tax reporting purposes                     $   12,461
              Securities available for sale                $    5,123
                                                           ----------

              TOTAL                                        $  206,113

             Deferred liabilities:
                Purchased mortgage servicing rights          $ 1,510,999
                Tax over book depreciation                   $   209,054
                Other                                        $    12,817
                                                             -----------

                TOTAL                                        $ 1,732,870
                                                             -----------

              Net deferred tax liabilities                   $(1,526,757)


NOTE 5 -- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earning per common share (EPS):


                                 Three Months Ended March 31, 1999

                                 Net                   Weighted-Average
                                 Income                Shares                 Per-Share
                                 (Numerator)           (Denominator)          Amount
                                 ------------------------------------------------------

Basic EPS                        $1,284,500             $1,732,730             $.76

Effect of Dilutive securities
  Stock options                          --             $   51,297

Diluted EPS                      $1,284,500             $1,784,027             $.72



                                 Three Months Ended March 31, 1998

                                 Net                   Weighted-Average
                                 Income                Shares                 Per Share
                                 (Numerator)           (Denominator)          Amount
                                 ------------------------------------------------------
Basic EPS                        $  759,356            $1,488,933             $.51

Effect of Dilutive Securities
  Stock Options                          --                29,779

Diluted EPS                        $759,356            $1,518,712             $.50

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------

     The following discussion and analysis of the financial condition and results of operations of Crescent Banking Company (the "Company") should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "consider," "continue," "intend," "possible" or other similar words and expressions of the future. The Company's actual results may differ significantly from the results we discuss in these forward-looking statements.

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

General
-------

     The Company is a Georgia corporation that was incorporated on November 19, 1991, to facilitate a reorganization pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. Through the Bank, the Company provides a broad range of banking and financial services in the areas surrounding Jasper, Georgia, and Cartersville, Georgia and wholesale residential mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States. In February 1999, the Bank opened a loan production office in Canton, Georgia.

     The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS"), which offers wholesale residential mortgage banking services in the Southeast, Northeast and Midwest United States and provides servicing for residential mortgage loans. CMS was incorporated on October 11, 1994, and is an approved servicer of mortgage loans sold to Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale residential mortgage banking services in southeastern, northeastern and midwestern states and provides servicing for residential mortgage loans.

     On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT." All of the information presented in this quarterly report for the quarter ended March 31, 1999 reflects the Company's September 30, 1998 two-for-one stock split.

     The Company's net income for the quarter ended March 31, 1999 was $1,284,500 compared to net income of $759,356 for the quarter ended March 31, 1998. The 69% increase in net income from the first quarter of 1998 to the first quarter of 1999 was primarily the result of an 86% increase in mortgage production and a 17% growth of the loan portfolio from March 31, 1998 to March 31, 1999.

Financial Condition
-------------------

     The Company's assets increased 7.3% during the first quarter of 1999 from $199.2 million as of December 31, 1998 to $213.7 million as of March 31, 1999. The increase in total assets in the first quarter of 1999 was the result of increases in residential mortgage loans held for sale of $14.5 million and in commercial banking loans of $2.3 million. The increase in assets was funded with a $8.5 million, or 8.4%, increase in deposits and a $5.2 million, or 7.0%, increase in other borrowings. All mortgage production generated by CMS is funded through warehouse lines of credit from the Home Federal Savings Bank ("Home Federal"), and Paine Webber Incorporated ("Paine Webber"), therefore the greater volume in 1999 resulted in a higher average balance of other borrowings. The increase in residential mortgage banking production and related mortgage loans held for sale from the first quarter of 1999 to the first quarter of 1998 was the result of the expansion of CMS' mortgage operations into the Midwest United States and the increase in volume in the Northeast United States.

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $195.1 million, or 91.3%, of total assets at March 31, 1999. This represents a 7.6% increase from December 31, 1998 when earning assets totaled $181.4 million, or 91.1%, of total assets. The increase in earning assets resulted primarily from a $14.5 million, or 11.3%, increase of residential mortgage loans held for sale. The increase was primarily funded through an increase in deposits of $8.5 million and an increase
in other borrowings of $5.2 million.   Average mortgage loans held for sale for
the three months ended March 31, 1999 of $131.8 million constituted 72.5% of average earning assets and 68.6% of average total assets. Average mortgage loans held for sale during 1998 of $85.6 million constituted 65.8% of average interest-earning assets and 59.8% of average total assets.

     During the first three months of 1999, average commercial banking loans were $42.6 million. Such loans constituted 23.4% of average earning assets and 22.1% of average total assets. For 1998, average commercial banking loans were $38.2 million, or 29.4% of average earning assets and 26.7% of average total assets. The 11.5% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank with a Loan Production Office in Canton, Georgia. In April 1999, the Bank executed a definitive agreement to purchase, from Tucker Federal Bank, a branch and related deposits located at 4475 Towne Lake Parkway, Woodstock, Georgia. The transaction is expected to close within 60 days. In addition, the Bank anticipates converting its Loan Production Office in Canton, Georgia to a full service branch during 1999.

     Commercial banking loans are expected to produce higher yields than securities and other interest-earning assets. In addition, residential mortgage loans held for sale generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by the Bank on its shorter term warehouse line of credit, brokered deposits and core deposits. Therefore, the absolute volume of commercial banking loans and residential mortgage loans held for sale and the volume as a percentage of total interest-earning assets are an important determinant of the net interest margin thereof.

     The allowance for loan losses represents a reserve for potential losses in the Bank's commercial banking loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level that management has determined to be adequate. The allowance for loan losses totaled $758,429 or 1.74% of total commercial banking loans at March 31, 1999, compared to $699,020 or 1.69% of total loans at December 31, 1998. The increase in the allowance for loan losses for the first three months of 1999 was the result of the provision for loan loss of $60,000. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there is no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Bank does not maintain a reserve with respect to its mortgage loans held for sale due to the low credit risk associated with the loans during the Bank's holding period.

     The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans will be recognized only when received. As of March 31, 1999, the Bank had $42,914 loans accounted for on a non-accrual basis, $364,175 contractually past due more than 90 days and no loans considered to be troubled debt restructurings. As of December 31, 1998, the Bank had $772 loans accounted for on a non-accrual basis, $457,120 contractually past due more than 90 days and no loans considered to be troubled debt restructurings.

     Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $169,493 with non-performing loans results in non-performing assets of $212,407 at March 31, 1999. The Bank is currently holding the foreclosed properties for sale. At December 31, 1999, the Bank had non-performing assets totaling $264,021.

     The chart below summarizes those of the Bank's assets that management believes warrant special attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represent loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Of the $2.5 million of potential problem loans at March 31, 1999, two relationships account for $1.9 million of the problem credits. One relationship consists of two credits totaling $716,865 both secured by single family residential real estate. Currently the borrower has contracts on both properties with expected closings within 60 days. The other relationship consists of various credits totaling $1.2 million with collateral consisting of commercial real estate, investment rental real estate, commercial equipment and vehicles. Of the $1.2 million relationship, the Bank was paid in full during
April 1999 in regards to $230,580 secured by real estate.   The Bank believes
the other credits to the borrower are adequately collateralized and expects the borrower to seek other financing to be completed during the next six months.


                                                                                 March 31, 1999             December 31, 1998
                                                                                 --------------------------------------------

Non-performing loans (1)                                                            $   42,914                   $      772
Foreclosed properties                                                                  169,493                      263,249
                                                                                    ----------                   ----------
Total non-performing assets                                                            212,407                      264,021
                                                                                    ==========                   ==========

Loans 90 days or more past due on accrual status                                    $  364,175                   $  457,120
Potential problem loans (2)                                                          2,581,441                    2,445,318
Potential problem loans/total loans                                                       5.92%                        5.92%
Non-performing assets/total loans
   and foreclosed properties                                                              0.48%                        0.63%
Non-performing assets and loans 90 days
     or more past due on accrual status/
     total loans and foreclosed properties                                                1.31%                        1.74%

-----------------------
(1) Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are used to manage the Bank's exposure to interest rate risk. Investment securities and interest-bearing deposits with other banks totaled $6.2 million at March 31, 1999 compared to $4.8 million at December 31, 1998. Federal funds sold totaled $3.1 million at March 31, 1999 compared to $7.5 million at December 31, 1998.

     The Company's Mortgage Division (the "Mortgage Division") acquires residential mortgage loans from small retail-oriented originators through its operations of CMS and the mortgage division of the Bank. The Bank acquires conventional loans in the Southeast United States while CMS acquires conventional and FHA/VA loans in the Northeast and Midwest United States and FHA/VA loans in the Southeast United States.

     The Bank acquires residential mortgage loans from small retail-oriented originators in the Southeast United States through various funding sources, including the Bank's regular funding sources, a $26.5 million warehouse line of credit from the FHLB-Atlanta and a $45 million repurchase agreement with Paine Webber. CMS acquires residential mortgage loans from small retail-oriented originators in the Southeast, Northeast and Midwest United States through various funding sources, including a $75.0 million line of credit from Paine Webber, a $7.0 million line of credit from Home Federal, and a $75 million repurchase agreement from Paine Webber. Under the repurchase agreements, the Mortgage Division sells its mortgage loans and simultaneously assigns the related forward sale commitments to Paine Webber. Substantially all of the Mortgage Division loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to
30 days.   The Mortgage Division purchases loans that it believes will meet secondary market criteria, such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Mortgage Division retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Mortgage Division sells a portion of its retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

     During the first quarter of 1999, the Mortgage Division acquired $602 million of mortgage loans, of which $587.5 million (97.6%) were resold in the secondary market with servicing rights retained by the Company. The remaining $142.9 million were carried as mortgage loans held for sale on the balance sheet pending sale of such loans.

     The Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") which is priced at Federal Funds rate
plus 25 basis points (5.07% as of March 31, 1999).   All mortgage production
generated by CMS is funded through warehouse lines of credit from Home Federal, priced at prime (7.75% at March 31, 1999) and Paine Webber, price at LIBOR plus 80 basis points (6.46% at March 31, 1999).

     At March 31, 1999, capitalized costs of $4.3 million related to the purchase of mortgage servicing rights were carried on the balance sheet as purchased mortgage servicing rights. At March 31, 1999, the Company held servicing rights with respect to loans with unpaid principal balances totaling $511.3 million. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At December 31, 1998, the Company carried $4.0 million of purchased mortgage servicing rights on its balance sheet. At December 31, 1998, the Company held servicing rights with respect to loans with unpaid principal balances totaling $486.0 million. During the first three months of 1999, the Company sold servicing rights with respect to $553.4 million of mortgage loans carried on its balance sheet at costs of $3.5 million for a gain of $4.3 million. During 1998, the Company sold servicing rights with respect to $1.6 billion of mortgage loans carried on its balance sheet at costs of $15.1 million for a gain of $10.2 million. The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.


     The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $3.8 million at March 31,1999 compared to fixed assets of $3.4 million at December 31, 1998. The increase in fixed assets resulted primarily from a 5,000 square foot addition to the Bank's main office in Jasper, Georgia. The estimated cost to complete the addition is $324,887 with an expected finish date of May 30, 1999.

     The Bank's deposits totaled $109.1 million at March 31,1999 compared to $100.6 million at December 31, 1998. Deposits averaged $96.3 million for the three months ended March 31, 1999 compared to $84.4 million for the year ended December 31, 1998. Interest bearing deposits as a percentage of total deposits was 79% and 77% at March 31, 1999 and December 31, 1998, respectively. The increase of interest bearing deposits as a percent of total deposits was the result of growth in certificates of deposits. Certificates of deposit composed 70% of total interest-bearing deposits for December 31, 1998 compared to 72% at March 31, 1999. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At March 31, 1999 the Bank's leverage ratio was 8.13%.

     At March 31, 1999 the Company's total shareholders' equity was $15.4 million or 7.20% of total assets, compared to $14.1 million or 7.10% of total assets at December 31, 1998. The increase in shareholders' equity to total asset ratio during the first three months of 1999 was the result of the Company's net income for the quarter. At March 31, 1999, total capital to risk-adjusted assets was 12.15%, with 11.58% consisting of tangible common shareholders' equity. The Company paid $86,002 of dividends during the first quarter of 1999 or $.05 per share. The Company has declared a dividend of $.055 to be paid May 14, 1999 to shareholders of record on April 30, 1999.

     In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (7.25%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. The Company anticipates that it will increase its borrowings up to an additional $3 million in the second quarter of 1999 in order to improve the Bank's liquidity position. The Company does not anticipate that additional collateral will be required to support such increase in borrowings. The Company anticipates that it will begin the process of raising additional capital in the next twelve months in order to support planned growth.

     During the first three months of 1999, 14,000 shares of Common Stock were
issued pursuant to stock option exercises for an aggregate of $80,840.    The
Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".

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

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $57.6 million for the three months ended March 31, 1999, representing 59.8% of average deposits. Average liquid assets totaled $52.2 million during 1998, representing 62% of average deposits. The increase in average liquid assets was the result of the increase in mortgage loans held for sale. Average non-mortgage loans were 44% of average deposits for the three months ended March 31, 1999. Average non-mortgage loans were 46% of average deposits for the year 1998. Average deposits were 53% of average interest-earning assets for the three months ended March 31, 1999. Average deposits were 64% of average interest-earning assets for the year 1998. The decrease of average deposits as a percentage of earning assets was the result of a higher level of funds provided by other borrowings in the first quarter of 1999.

     The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. In addition to the borrowing sources related to the mortgage operations, the Bank also maintains a federal funds line of credit totaling $4.6 million. The Bank's liquidity position has also been enhanced by the operations of the Mortgage Division due to the investment of funds in short-term assets in the form of mortgages held for sale. Once funded, mortgages will generally be held by the Bank for a period of 10 to 30 days. Management believes its liquidity sources are adequate to meet its operating needs.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $5.7 million at March 31, 1999 and $6.2 million at December 31, 1998. The Bank utilizes the brokered deposits to fund its mortgage loans held for sale and therefore match those maturities as closely as possible.

     The following table shows the interest sensitivity gaps for four different time intervals as of March 31, 1999.

                           Interest Rate Sensitivity Gaps
                               As of March 31, 1999

                                                    Amounts Repricing In
                                   ---------------------------------------------------------
                                      0-90 Days     91-365 Days    1-5 Years    Over 5 Years
                                   ------------     -----------    ---------    ------------
                                                    (Millions of dollars)
Interest-earning
   assets                             $167.9          $  8.9         $15.2           $3.8
Interest-bearing
   liabilities                         136.7            34.8          16.1            1.5
                                   ---------------------------------------------------------
Interest sensitivity
   gap                                $ 31.2          $(25.9)        $ (.9)          $2.3
                                   =========================================================

     The Company was in an asset-sensitive position for the cumulative three-month, one-year and five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will improve. At March 31, 1999, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $6.7 million, or 3.1% of total assets.

     At March 31, 1999, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $539 million. Of the Pipeline, the Company had, as of March 31, 1999, approximately $223 million for which the Company had interest rate risk. The remaining $316 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be reprice at the current market rate.

     The Mortgage Division has adopted a policy intended to reduce interest rate risk incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed.
Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by the Company, through "pairing off" the commitment, or purchasing loans through the secondary market. Under certain condition the Company achieves best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans purchased by the Company through the secondary market. The Company considers the cost of the hedge to be part of the cost of the Company's servicing rights, and therefore the hedge is accounted for as part of the cost of the Company's servicing portfolio. As a result, any gain or loss on the hedge reduces or increases, as appropriate, the cost basis of the servicing portfolio.

     In hedging the Pipeline, the Company must use a best estimation of the percentage of the Pipeline that will not close (i.e. loans that "fallout"). Loans generally fallout of the Pipeline for various reasons including, without limitation, the borrowers' failure to qualify for the loan, construction delays, inadequate appraisal values and changes in interest rates which are substantial enough for the borrower to seek another financing source. An increasing interest rate environment provides greater motivation for the consumer to lock and close loans. Conversely, in a decreasing interest rate environment, the consumer has a tendency to delay locking and closing loans in order to obtain the lowest rate. As a result, an increasing interest rate environment generally results in the Company's fallout ratio to be less than in an average market. Conversely, in a decreasing rate environment, the Company's fallout ratio tends to be greater than in an average market. If the Company's fallout ratio is greater than anticipated, the Company will have more mandatory commitments to deliver loans than it has loans for which it has closed. In this circumstance, the Company must purchase the loans to meet the mandatory commitment on the secondary market and therefore will have interest rate risk in these loans. Conversely, if the Company's fallout ratio is less than anticipated, the Company will have fewer mandatory commitments to deliver loans than it has loans for which it has closed. In this circumstance, the Company must sell the loans on the secondary market without a mandatory commitment and therefore will have interest rate risk in these loans.

     The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of March 31, 1999, the Company had in place purchase commitment agreements terminating between April and June of 1999 with respect to an aggregate of approximately $163.6 million to hedge the mortgage pipeline of $223 million for which the Company had an interest rate risk.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

     Management continually tries to manage the interest rate sensitivity gap. Attempting to minimize the gap is a continual challenge in a changing interest rate environment and one of the objectives of the Company's asset/liability management strategy.


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

     The Company had interest income of $4.3 million for the three months ended March 31, 1999 compared to $2.6 million three months ended March 31, 1998. The 65.4% increase in interest income is attributable to the increase in interest-earning assets which is the result of the higher volume of mortgage loans as well as a higher volume of fee income associated with mortgage loans which is included in interest income. The Company had closed $602 million of mortgage loans during the first quarter 1999 compared to $323.7 million during the first quarter 1998. This increase is attributable to the startup of the Midwest mortgage operation, which began operating in the fourth quarter of 1998, in addition to the increased volume in the Northeast mortgage operation.

     The Company had interest expense of $2.2 million for the three months ended March 31, 1999 and $1.1 million for the three months ended March 31, 1998. The increase resulted from a higher level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the greater volume in the Northeast and Midwest mortgage operation resulted in a
higher average balance of other borrowings.   In the first quarters 1999 and
1998, interest expense accounted for 29% and 27% of total expenses, respectively.

     Net interest income for the first quarter 1999 was $2.1 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first quarter 1999 was 5.4%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 3.8%. Net interest income, interest margin and net interest spread for the first quarter 1998 were $1.6 million, 6.4%, and 5.8%, respectively. The increase in net interest income is related to the volume of Commercial bank loans and fee income related to a higher volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold. The decrease in net interest margin and interest spread is indicative of the relatively flat yield curve during 1998 as well as the interest rate-conscious and highly competitive market in which the
Bank operates.   A flat yield curve is created as the yield on short term and long-term investments narrows.

     The Company made a provision to the allowance for loan losses of $60,000 in the first quarter 1999. The Company made provisions to the allowance for loan losses in the amount of $43,000 in first quarter 1998. During the first quarter of 1999, the Bank charged-off, net of recoveries, $591 of loans to the allowance
for loan losses.   During the first quarter of 1998, the Bank charged-off, net of recoveries, $379 of loans to the allowance for loan losses.

     Other income was $5.3 million in the first quarter 1999 compared to $2.7 million in the first quarter 1998. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first three months of 1999, the Company sold servicing rights with respect to $553.4 million of mortgage loans for a gain of $4.3 million. During the first three months of 1998, the Company sold servicing rights with respect to $354.3 million of mortgage loans for a gain of $2.0 million. The higher level of gains on the sale of mortgage servicing rights was primarily the result of the Company's expansion into the Midwest United States as well as relative low historical mortgage interest rates. The Company currently plans to sell a portion of the servicing rights retained during 1999, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment.

     Other operating expenses increased to $5.2 million in the first quarter 1999 from $3.0 million in the first quarter 1998. The increase in other operating expenses was related to the expansion of the mortgage operation to the Midwest United States, the startup of the Bank's Loan Production Office in Canton, Georgia, as well as the higher level of mortgage production. The increase in other operating expenses were primarily due to increases in salaries and benefits and third party mortgage outsourcing expense.

     The Company had net income of $1.3 million for the first quarter 1999, which was primarily related to the continued improvement in net interest income, mortgage banking operations and the related gains on the sale of servicing rights. Income tax as a percentage of pretax net income was 40% for both the first quarters 1999 and 1998.

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

The Year 2000 Issue and Year 2000 Readiness
-------------------------------------------

     The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates that have been sorted as two digits rather than four (e.g., "99" for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

     The Company has assessed the Year 2000 with respect to the computer software and hardware operating and data processing systems used by the Company, the Bank and CMS to provide banking, loan servicing and other services to customers and to process internal operations. As used in this section entitled "The Year 2000 Issue," the term "Company" means the Company, the Bank and CMS, collectively.

     In 1997, the Company established a Year 2000 Project Team to address the Year 2000 compliance and readiness for the Company's computerized systems. The Year 2000 Project Team has developed a Year 2000 Compliance Plan that consists of:

(i) the Analysis Phase, during which the Company's Year 2000 Compliance Teams identify those computerized systems of the Company that have Year 2000 issues and then determines the steps necessary to ensure that such systems become Year 2000 compliant in a timely manner;

(ii) the Remediation Phase, during which the Company's Year 2000 Compliance Team modifies, or retires and replaces, as necessary, those computerized systems of the Company that have a Year 2000 issue;

(iii) the Testing Phase, during which the Company's Year 2000 Compliance Team performs testing procedures to ensure that the computerized systems of the Company, including those that have been modified and those that have replaced retired systems, will properly handle the Year 2000 date change; and

(iv) the Compliance Phase, during which the Company's Year 2000 Compliance Team re-assesses all of the computerized systems of the Company to ensure that all such systems will properly handle the Year 2000 date change and to develop procedures to regularly monitor the systems' Year 2000 compliance.

     As of December 31, 1998, the Company's Year 2000 Project Team had substantially completed the Analysis and the Remediation Phases. In addition, the Year 2000 Project Team was approximately 80% complete with the Testing Phase and approximately 80% complete with the Compliance Phase. The Company presently expects that the Year 2000 Compliance Team will have substantially completed all Phases of their Year 2000 Compliance Plan by June 30, 1999, in accordance with guidelines established by the Federal Financial Institutions Examination Council and other regulatory agencies to which certain of the Company's operations are subject.

     As of March 31, 1999, the Year 2000 Project Team had identified 35% of the computerized systems of the Company that had Year 2000 issues, and the Company had spent $28,000 to address the Year 2000 issue and to modify and/or replace those computerized systems that had Year 2000 issues. In addition, the Company expects to spend approximately $103,000 during 1999 to address the Year 2000 issue and to substantially complete its Year 2000 Compliance Plan. The Company presently estimates that the total cost of completing its Year 2000 Compliance Plan will not exceed $103,000.

     The Company's Year 2000 Compliance Team is also discussing the Year 2000 issue with the Company's significant suppliers and third party vendors to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Year 2000 Compliance Team is not yet certain the extent to which the computer software and business systems of the Company's suppliers and third party vendors are, or will become, Year 2000 compliant. If systems of third parties on which the Company's systems rely are not timely converted or if such conversions are incompatible with the Company's systems, or if the Year 2000 Project Team fails to timely complete the remaining modifications to the Company's own systems, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company's Year 2000 Compliance Plan is directed at reducing the Company's Year 2000 exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues. In the event the Company experiences a Year 2000 problem, there could be complete disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity and financial condition. In addition, there can be no assurance that the Company's suppliers and third party vendors will adequately address their Year 2000 issues. Further, there may be certain services provided by third parties, such as governmental agencies, utilities, telecommunication companies, financial services and other computer service vendors, and other service providers, for which the Company will be unable to identify suitable alternatives should they experience Year 2000 issues.

     In addition to the foregoing, the Company is subject to (i) credit risks to the event that the Company's borrowers fail to adequately address the Year 2000 issue, (ii) fiduciary risks to the extent that fiduciary assets fail to adequately address the Year 2000 issues, and (iii) liquidity risks, to the extent that the Company's customers are unable to complete banking transactions or are unable to make loan payments in a timely manner due to Year 2000 issues.

     The Company designates each of the statements made by it herein as a Year 2000 Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on April 22, 1999 at which the following matters were brought before and voted upon by the shareholders.

      1) The election of the following persons to the Board of Directors to serve for a term expiring on the date of the 2002 Annual Meeting of
            Shareholders:

            Name                             For              Withhold Authority
            ----                             ---              ------------------

            L. Edmund Rast                1,049,113                  400
            J. Donald Boggus, Jr.         1,049,113                  400

            There were no broker non-votes with respect to the election of directors.

      2) Amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 2,500,000 to 10,000,000:

            For                           Against                  Abstained
            ---                           -------                  ---------

            1,003,175                     37,338                      9000

            The following members of the Board of Directors were not up for re-election at the 1998 Annual Meeting, their terms expiring on the dates of 1999 and 2000 Annual Meetings of Shareholders, respectively: Arthur Howell, Charles Fendley, A. James Elliott and Michael W. Lowe.

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

      27.   Financial Data Schedule

(b) Reports on Form 8-K - The Company filed a current report on Form 8-K on April 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRESCENT BANKING COMPANY
                                        ----------------------------------------
                                        (Registrant)

Date: May 12, 1999                       /s/ J. Donald Boggus, Jr.
      ------------                      ----------------------------------------
                                        J. Donald Boggus, Jr.
                                        President, Chief Executive Officer and
                                        Chief Financial Officer