Form 10QSB
period 1999-06-30
CRESCENT BANKING CO
filed 1999-08-13
CIK 883476

                UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES _____ EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES _____ EXCHANGE ACT OF 1934

For the transition period from _____________to ______________.

                          Commission file No. 0-20251

                           Crescent Banking Company
                           ------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Georgia                                      58-1968323
             -------                                      ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)


                     251 Highway 515, Jasper, GA     30143
                     -------------------------------------
             (Address of principal executive offices)  (Zip code)

                                (706) 692-2424
                                --------------
             (Registrant's telephone number, including area code)

                                Not applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No ___
                                                 ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1 par value per share, 1,755,908 shares issued and outstanding as of August 12, 1999. 6,668 shares are held as treasury stock.


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

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         June 30           December 31
                                                                           1999               1998
                                                                         --------------------------------
Assets
Cash and due from banks                                                  $  3,717,249        $  4,382,047
Federal funds sold                                                         13,850,000           7,510,000
Interest bearing deposits in other banks                                      324,570             733,183
Securities available for sale                                               7,048,763           4,104,772

Mortgage loans held for sale                                              126,909,304         128,409,669

Loans                                                                      47,264,412          41,328,423
Less allowance for loan losses                                               (835,892)           (699,020)
                                                                         --------------------------------
  Loans, net                                                               46,428,520          40,629,403

Premises and equipment, net                                                 6,005,368           3,369,209
Other real estate owned                                                       117,120             263,249
Purchased mortgage servicing rights                                         4,880,597           4,004,146
Accounts receivable-brokers and escrow agents                               6,468,297           4,804,208
Other assets                                                                4,176,708           1,034,575
                                                                         --------------------------------

  Total Assets                                                           $219,926,496        $199,244,461
                                                                         ================================

Liabilities
Deposits
   Noninterest -bearing demand deposits                                  $ 16,976,945        $ 23,361,371
   Interest-bearing demand                                                 20,518,872          20,857,970
   Savings                                                                 12,173,013           1,861,355
   Time, $100,000 and over                                                 20,319,440          16,345,339
   Other time                                                              47,233,727          38,175,754
                                                                         --------------------------------
      Total deposits                                                      117,221,997         100,601,789

Drafts payable                                                              5,441,303           4,984,145
Deferred taxes payable                                                      1,588,532           1,526,757
Accrued interest and other liabilities                                      1,505,543           3,246,863
Other borrowings                                                           78,255,432          74,756,311
                                                                         --------------------------------
    Total liabilities                                                     204,012,807         185,115,865

Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares authorized;
 1,742,308 and 1,726,708 issued and outstanding, respectively               1,742,308           1,726,708
Surplus                                                                     7,805,894           7,724,224
Retained earnings                                                           6,517,675           4,721,440
Less cost of 6,668 shares acquired for the treasury                           (36,091)            (36,091)
Accumulated other comprehensive income                                       (116,097)             (7,685)
                                                                         --------------------------------
     Total stockholders' equity                                            15,913,689          14,128,596
                                                                         --------------------------------
     Total liabilities and stockholders' equity                          $219,926,496        $199,244,461
                                                                         ================================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                           For the three months ended         For the six months ended
                                                                    June 30,                           June 30,
                                                            1999             1998              1999             1998
                                                       ---------------------------------  --------------------------------
Interest income
Interest and fees on loans                                     1,142,989   1,036,414             2,230,674    2,042,343
Interest and fees on mortgage loans held for sale              2,596,696   2,042,009             5,669,125    3,586,851
Interest on  securities:
     Taxable                                                     108,461      40,145               177,005       79,198
     Nontaxable                                                    3,838       3,838                 7,676        9,937
Interest on deposits in other banks                               60,505      39,998                96,522       63,808
Interest on Federal funds sold                                    43,742      41,389                83,637       69,810
                                                       ---------------------------------  --------------------------------
                                                               3,956,231   3,203,793             8,264,639    5,851,947
Interest expense
Interest on deposits                                             998,519     892,840             2,108,690    1,690,069
interest on other borrowings                                   1,197,951     539,975             2,294,261      815,324
                                                       ---------------------------------  --------------------------------
                                                               2,196,470   1,432,815             4,402,951    2,505,393


Net interest income                                            1,759,761   1,770,978             3,861,688    3,346,554
Provision for loan losses                                         90,000      30,000               150,000       73,000
                                                       ---------------------------------  --------------------------------
Net interest income after provision for loan losses            1,669,761   1,740,978             3,711,688    3,273,554

Other income
Service charges on deposit accounts                               65,047      54,015               129,805       98,044
Mortgage servicing fee income                                    387,665     239,825               641,196      494,377
Gestation fee income                                             836,612     475,885             1,435,052      766,023
Gains on sale of  mortgage  servicing rights                   3,113,554   2,044,613             7,364,282    4,073,955
Other                                                            272,294     122,451               434,228      219,259
                                                       ---------------------------------  --------------------------------
                                                               4,675,172   2,936,789            10,004,563    5,651,658
                                                                                                10,904,920

Other expenses
Salaries and employee benefits                                 2,690,834   1,774,715             5,608,501    3,279,668
Net occupancy and equipment expense                              239,426     194,281               475,562      319,050
Supplies, postage, and telephone                                 415,276     252,533               857,575      478,419
Advertising                                                      146,224     120,101               250,298      232,580
Insurance expense                                                 37,295      31,578                76,725       49,405
Depreciation and amortization                                    353,889     317,302               749,066      552,014
Legal, professional, outside services                          1,066,086     538,881             1,657,997      855,124
Director  fees                                                    35,825      37,650                78,350       79,400
Mortgage subservicing expense                                    121,236      84,347               216,089      158,946
Other                                                            237,648     470,192               607,773      783,666
                                                       ---------------------------------  --------------------------------
                                                               5,343,739   3,821,580            10,577,936    6,788,272

Income before income taxes                                     1,001,194     856,187             3,138,315    2,136,940
Applicable income taxes                                          308,086     381,451             1,160,707      902,848
                                                       ---------------------------------  --------------------------------

Net income                                                    $  693,108  $  474,736           $ 1,977,608   $1,234,092
                                                       ---------------------------------  --------------------------------

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities available
      for sale arising during period                               8,667       8,667                (5,942)      (5,942)
                                                       ---------------------------------  --------------------------------

Comprehensive income                                             701,775     483,403             1,971,666    1,228,150
                                                       =================================  ================================


Basic earnings per common share                               $     0.41  $     0.28           $      1.16   $     0.76

Diluted earnings per common share                             $     0.38  $     0.27           $      1.09   $     0.75

Cash dividends per share of common stock                      $    0.055  $    0.040           $     0.105   $    0.078

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               For the six months ended
                                                                       June 30,
                                                                1999             1998
                                                            -------------------------------
Operating Activities
Net Income                                                      1,977,608        1,234,092
Adjustments to reconcile net income  to net
   cash provided by (used in) operating activities:
     Provision for loan loss                                      150,000           73,000
     Depreciation and amortization                                749,066          552,014
     Provision for deferred taxes                                  61,775          222,313
     Gains on sales of mortgage servicing rights               (7,364,282)      (3,525,911)
     Increase in mortgage loans held for sale                   1,500,395      (49,427,890)
     Increase in interest receivable                               39,714         (261,380)
     Decrease in accounts  receivable                          (1,664,089)       1,356,311
     Increase (decrease) in drafts payable                        457,158       24,143,564
     Increase (decrease) in interest payable                       98,185          131,280
     Increase in other assets and liabilities, net             (5,021,352)         782,830
                                                             -----------------------------
Net cash used in  operating  activities                        (9,015,822)     (24,719,777)

Investing Activities
Net (increase) decrease in interest-bearing deposits
     in other banks                                               408,614          181,344
Proceeds from sale of securities available for sale                    --         (569,202)
Acquisition of securities available for sale                   (3,052,403)         515,558
Proceeds from maturities of securities held to maturity                               --
Acquisition of purchased mortgage servicing rights            (13,007,049)      (5,355,181)
Proceeds from sales of purchased mortgage
     servicing rights                                          19,097,930        9,514,292
Decrease in Federal funds sold, net                            (6,340,000)      (6,220,000)
Net increase in loans                                          (5,803,018)        (789,019)
Purchase of premises and equipment                             (2,988,275)        (711,268)
                                                             -----------------------------
Net cash provided by (used in) investing activities           (11,684,201)      (3,433,476)


Financing Activities
Net increase in deposits                                       16,620,208        3,354,608
Net increase in other borrowings                                3,499,121       22,476,110
Proceeds form the issuance of common stock                             --        2,136,381
Proceeds from exercise of stock options                            97,270           22,400
Dividends paid                                                   (181,374)        (122,868)
                                                             -----------------------------
Net cash provided by  financing activities                     20,035,225       27,866,631

Net increase in cash and cash equivalents                        (664,798)        (286,622)
Cash and cash equivalents at beginning of year                  4,382,047        3,319,054
                                                             -----------------------------

Cash and cash equivalents at end of year                     $  3,717,249     $  3,032,432
                                                             =============================

 Supplemental Disclosure of Cash Flow Information
         Cash paid  during period for interest                  4,409,570        2,374,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999


NOTE 1 ---- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2 ---- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks and federal funds sold.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to the current period presentation.

NOTE 3 --- SERVICING PROTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 1999, the Company had purchased loans for which it provides servicing with principal balances totaling $525 million.

NOTE 4 --- INCOME TAXES

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

       Deferred assets:
               Allowance for loan losses                      $  188,529
               Accrual to cash adjustment for income
                   tax reporting purposes                     $   12,461
               Securities available for sale                  $    5,123
                                                              ----------

               TOTAL                                          $  206,113

     Deferred liabilities:
         Purchased mortgage servicing rights                  $1,510,999
         Tax over book depreciation                           $  209,054
         Other                                                $   12,817
                                                              ----------

         TOTAL                                                $1,732,870
                                                              ----------

     Net deferred tax liabilities                             $(1,526757)

NOTE 5 --- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earning per common share (EPS):

                                  Six Months Ended June 30, 1999

                                  Net                Weighted-Average
                                  Income             Shares                Per-Share
                                  (Numerator)        (Denominator)         Amount
                                  ---------------------------------------------------
Basic EPS                         $      1,977,608   $      1,702,376      $     1.16

Effect of Dilutive securities
     Stock options                         -------   $        109,185

Diluted EPS                       $      1,977,608   $      1,811,561      $     1.09

                                  Six Months Ended June 30, 1998

                                  Net          Weighted-Average
                                  Income       Shares             Per Share
                                  (Numerator)  (Denominator)      Amount
                                  --------------------------------------
Basic EPS                         $1,234,092   $      1,618,490   $  .76

Effect of Dilutive Securities
     Stock Options                 ---------             25,168

Diluted EPS                       $1,234,092   $      1,643,658   $  .75

                                 Three Months Ended June 30, 1999

                                 Net          Weighted-Average
                                 Income       Shares             Per-Share

                                 (Numerator)  (Denominator)      Amount
                                 ------------------------------------------
Basic EPS                        $   693,108  $       1,708,366  $      .41

Effect of Dilutive securities
     Stock options               -----------  $         127,188

Diluted EPS                      $   693,108  $        1,835554  $      .38

                                 Three Months Ended June 30, 1998

                                 Net          Weighted-Average
                                 Income       Shares             Per Share
                                 (Numerator)  (Denominator)      Amount
                                 -----------------------------------------
Basic EPS                        $   474,736  $       1,723,108  $     .28

Effect of Dilutive Securities
     Stock Options               -----------             37,918

Diluted EPS                      $   474,736  $       1,761,026  $     .27

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

General
-------

         The Company is a Georgia corporation that was incorporated on November 19, 1991, to facilitate a reorganization pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. Through the Bank, the Company provides a broad range of banking and financial services in the areas surrounding Jasper, Georgia, Cartersville and Woodstock, Georgia and wholesale residential mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States. On June 30, 1999, the Bank completed its acquisition of the Tucker Federal Bank branch located on Towne Lake Parkway in Woodstock, Georgia. The acquisition included deposit accounts of approximately $12.3 million as well as the fixed assets totaling approximately $1.6 million. On July 9, 1999, the Bank filed an application to expand the Canton, Georgia loan production office to a full service Bank branch.


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

         On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT". All of the information presented in this quarterly report for the quarter ended June 30, 1999 reflects the Company's September 30, 1998 two-for-one stock split.

         The Company's net income for the quarter ended June 30, 1999 was $693,108 compared to net income of $474,736 for the quarter ended June 30, 1998. The Company's net income for the six months ended June 30, 1999 was $2.0 million compared to net income of $1.2 million for the six months ended June 30, 1998. The 66% increase in net income from the six months ended June 30, 1998 to the six months ended June 30, 1999 was primarily the result of a 73% increase in mortgage production and the 14% growth of the loan portfolio.

Financial Condition
-------------------

         The Company's assets increased 10.4% during the first six months of 1999 from $199.2 million as of December 31, 1998 to $219.9 million as of June 30, 1999. The increase in total assets in the first six months of 1999 was the result of increases in Federal Funds Sold of $6.3 million and in commercial banking loans of $6.0 million. The increase in assets was funded with a $16.6 million, or 16.5%, increase in deposits and a $3.5 million, or 4.7%, increase in other borrowings. The increase in deposits was primarily related to the purchase of deposits related to the Towne Lake branch. All mortgage production generated by CMS is funded through warehouse lines of credit from the Home Federal Savings Bank ("Home Federal"), and Paine Webber Incorporated ("Paine Webber"), therefore the greater volume in 1999 resulted in a higher average balance of other borrowings. The increase in residential mortgage banking production and related mortgage loans held for sale from the first six months of 1998 to the first six months of 1999 was the result of the expansion of CMS' mortgage operations into the Midwest United States and the increase in volume in the Northeast United States. However, as a result of an increase in rates, mortgage production decreased 5% for the month of June 1999 to total $196 million. Mortgage production was down an additional 26% in July 1999 with total production of $145 million for the month.

         Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $194.6 million, or 88.5%, of total assets at June 30, 1999. This represents a 9.8% increase from December 31, 1998 when earning assets totaled $181.4 million, or 91.1%, of total assets. The increase in earning assets resulted primarily from a $6.0 million, or 14.5%, increase of commercial banking loans. Average mortgage loans held for sale for the six months ended June 30, 1999 of $129.7 million constituted 71.8% of average earning assets and 65.8% of average total assets. Average mortgage loans held for sale during 1998 of $85.6 million constituted 65.8% of average interest-earning assets and 59.8% of average total assets.

         During the first six months of 1999, average commercial banking loans were $43.8 million. Such loans constituted 24.3% of average earning assets and 22.2% of average total assets. For 1998, average commercial banking loans were $38.2 million, or 29.4% of average earning assets and 26.7% of average total assets. The 14.7% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank with a Loan Production Office in Canton, Georgia in February 1999.

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

         The allowance for loan losses represents a reserve for potential losses in the Bank's commercial banking loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level that management has determined to be adequate. The allowance for loan losses totaled $835,892 or 1.76% of total commercial banking loans at June 30, 1999, compared to $699,020 or 1.69% of total loans at December 31, 1998. The increase in the allowance for loan losses for the first six months of 1999 was the result of the provision for loan loss of $150,000. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there is no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Bank does not maintain a reserve with respect to its mortgage loans held for sale due to the low credit risk associated with the loans during the Bank's holding period.

         The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans will be recognized only when received. As of June 30, 1999, the Bank had $42,914 loans accounted for on a non-accrual basis, $649,105 contractually past due more than 90 days and no loans considered to be troubled debt restructurings. As of December 31, 1998, the Bank had $772 loans accounted for on a non-accrual basis, $457,120 contractually past due more than 90 days and no loans considered to be troubled debt restructurings.

         Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $117,120 with non-performing loans results in non-performing assets of $160,034 at June 30, 1999. The Bank is currently holding the foreclosed properties for sale. At December 31, 1998, the Bank had non-performing assets totaling $264,021.

         The chart below summarizes those of the Bank's assets that management believes warrant special attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represent loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Of the $3 million of potential problem loans at June 30, 1999, two relationships account for $1.6 million of the problem credits. One relationship consists of two credits totaling $716,865 both secured by single family residential real estate. Currently the borrower has commitments to payoff both properties with expected closings within 60 days. The other relationship consists of various credits totaling $851,009 million with collateral consisting of commercial real estate, investment rental real estate, commercial equipment and vehicles. The Bank believes the credits to the borrower are adequately collateralized and expects the borrower to seek other financing to be completed during the next three months.

                                                                     June 30, 1999     December 31, 1998
                                                                 ------------------    ------------------
Non-performing loans (1)                                            $     42,914        $          772
Foreclosed properties                                                    117,120               263,249
                                                                         -------               -------
Total non-performing assets                                              160,034               264,021
                                                                         =======               =======

Loans 90 days or more past due on accrual status                    $    649,105          $    457,120
Potential problem loans (2)                                            3,035,870             2,445,318
Potential problem loans/total loans                                         6.42%                 5.92%
Non-performing assets/total loans
      and foreclosed properties                                             0.33%                 0.63%
Non-performing assets and loans 90 days
         or more past due on accrual status/
         total loans and foreclosed properties                              1.70%                 1.74%

________________________
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

         The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are used to manage the Bank's exposure to interest rate risk. Investment securities and interest-bearing deposits with other banks totaled $7.4 million at June 30, 1999 compared to $4.8 million at December 31, 1998. Federal funds sold totaled $13.9 million at June 30, 1999 compared to $7.5 million at December 31, 1998.

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

         The Bank acquires residential mortgage loans from small retail-oriented originators in the Southeast United States through various funding sources, including the Bank's regular funding sources, a $26.5 million warehouse line of credit from the FHLB-Atlanta and a $45 million repurchase agreement with Paine Webber. CMS acquires residential mortgage loans from small retail-oriented originators in the Southeast, Northeast and Midwest United States through various funding sources, including a $85.0 million line of credit from Paine Webber, a $6.8 million line of credit from Home Federal, and a $75 million repurchase agreement from Paine Webber. Under the repurchase agreements, the Mortgage Division sells its mortgage loans and simultaneously assigns the related forward sale commitments to Paine Webber. Substantially all of the Mortgage Division loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to 30 days. The Mortgage Division purchases loans that it believes will meet secondary market criteria, such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Mortgage Division retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Mortgage Division sells a portion of its retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

         During the first six months of 1999, the Mortgage Division acquired $1.2 billion of mortgage loans with $1.2 billion being resold in the secondary market. At June 30, 1999, $146.9 million were carried as mortgage loans held for sale on the balance sheet pending sale of such loans.

         The Bank's Other Borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") which is priced at Federal Funds rate plus 25 basis points (5.36% as of June 30, 1999). All mortgage production generated by CMS is funded through warehouse lines of credit from Home Federal, priced at prime (8.00% at June 30, 1999) and Paine Webber, priced at LIBOR plus 80 basis points (6.74% at June 30, 1999).

         At June 30, 1999, capitalized costs of $4.9 million related to the purchase of mortgage servicing rights were carried on the balance sheet as purchased mortgage servicing rights. At June 30, 1999, the Company held servicing rights with respect to loans with unpaid principal balances totaling $525.2 million. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At December 31, 1998, the Company carried $4.0 million of purchased mortgage servicing rights on its balance sheet. At December 31, 1998, the Company held servicing rights with respect to loans with unpaid principal balances totaling $486.0 million. During the first six months of 1999, the Company sold servicing rights with respect to $1.1 billion of mortgage loans carried on its balance sheet at costs of $11.8 million for a gain of $7.4 million. During 1998, the Company sold servicing rights with respect to $1.6 billion of mortgage loans carried on its balance sheet at costs of $15.1 million for a gain of $10.2 million. The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

         The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $6.0 million at June 30, 1999 compared to fixed assets of $3.4 million at December 31, 1998. The increase in fixed assets resulted primarily from a 5,000 square foot addition to the Bank's main office in Jasper, Georgia and the fixed assets related to the purchase of the Towne Lake branch.

         The Bank's deposits totaled $117.2 million at June 30,1999 compared to $100.6 million at December 31, 1998. Deposits averaged $104.8 million for the six months ended June 30, 1999 compared to $84.4 million for the year ended December 31, 1998. Interest bearing deposits as a percentage of total deposits was 85% and 77% at June 30,, 1999 and December 31, 1998, respectively. The increase of interest bearing deposits as a percent of total deposits was the result of growth in certificates of deposits. Certificates of deposit composed 70% of total interest-bearing deposits for December 31, 1998 compared to 68% at June 30, 1999. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

         Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At June 30, 1999 the Bank's leverage ratio was 7.92%. The decrease in the Bank's leverage ratio was the result of the purchase of the Towne Lake branch. In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (7.25%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. The Company increased its borrowings on July 29, 1999 an additional $3 million in order to improve the Bank's capital position. The Borrowings were on the same terms and price as the original note with additional collateral required. The Bank's leverage ratio as a result of the additional capital was 10.19%.

         At June 30, 1999 the Company's total shareholders' equity was $15.9 million or 7.24% of total assets, compared to $14.1 million or 7.10% of total assets at December 31, 1998. The increase in shareholders' equity to total asset ratio during the first six months of 1999 was the result of the Company's net income. At June 30, 1999, total capital to risk-adjusted assets was 12.13%, with 11.52% consisting of tangible common shareholders' equity. The Company paid $181,374 of dividends during the first six months of 1999 or $.0.105 per share. The Company has declared a dividend of $.06 to be paid August 13, 1999 to shareholders of record on July 31, 1999.

         During the first six months of 1999, 15,600 shares of Common Stock were issued pursuant to stock option exercises for an aggregate of $97,270. The Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".

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

         Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $65.4 million for the six months ended June 30, 1999, representing 62.4% of average deposits. Average liquid assets totaled $52.2 million during 1998, representing 62% of average deposits. The increase in average liquid assets was the result of the increase in average mortgage loans held for sale. Average non-mortgage loans were 41.8% of average deposits for the six months ended June 30, 1999. Average non-mortgage loans were 46% of average deposits for the year 1998. Average deposits were 58% of average interest-earning assets for the six months ended June 30, 1999. Average deposits were 64% of average interest-earning assets for the year 1998. The decrease of average deposits as a percentage of earning assets was the result of a higher level of funds provided by other borrowings in the first six months of 1999.

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

         Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $4.5 million at June 30, 1999 and $6.2 million at December 31, 1998. The Bank utilizes the brokered deposits to fund its mortgage loans held for sale and therefore match those maturities as closely as possible. As a result of the purchase of deposits in conjunction with the Towne Lake branch, the Bank began in the second quarter 1999 to terminate the use of brokered deposits.

         The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 1999.

                                              Interest Rate Sensitivity Gaps
                                                   As of June 30, 1999

                                                   Amounts Repricing In
                            -------------------------------------------------------------------

                                0-90 Days       91-365 Days      1-5 Years      Over 5 Years
                            ----------------  --------------  --------------  -----------------
                                                  (Millions of dollars)
Interest-earning
   assets                        $161.3            $ 11.0          $16.2            $ 6.9
Interest-bearing
   liabilities                    122.1              38.7           16.2              1.5
                            -------------------------------------------------------------------
Interest sensitivity
   gap                           $ 39.2            $(27.7)         $ --             $ 5.4
                            ===================================================================

         The Company was in an asset-sensitive position for the cumulative three-month, one-year and five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will improve. At June 30, 1999, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $16.9 million, or 7.7% of total assets.

         At June 30, 1999, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $439.7 million. Of the Pipeline, the Company had, as of June 30, 1999, approximately $179.1 million for which the Company had interest rate risk. The remaining $260.6 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be reprice at the current market rate.

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

         The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of June 30, 1999, the Company had in place purchase commitment agreements terminating between July and September of 1999 with respect to an aggregate of approximately $128.2 million to hedge the mortgage pipeline of $179.1 million for which the Company had an interest rate risk.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" This statement is required to be adopted for fiscal years beginning after June 15, 2000. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

         The Company had interest income of $8.3 million for the six months ended June 30, 1999 compared to $5.9 million for the six months ended June 30, 1998. The 40.7% increase in interest income is attributable to the increase in interest-earning assets which is the result of the higher volume of mortgage loans as well as a higher volume of fee income associated with mortgage loans which is included in interest income. The Company had closed $1.2 billion of mortgage loans during the first six months of 1999 compared to $695.7 million during the first six months of 1998. This increase is attributable to the startup of the Midwest mortgage operation, which began operating in the fourth quarter of 1998, in addition to the increased volume in the Northeast mortgage operation.

         The Company had interest income of $4.0 million for the three months ended June 30, 1999 compared to $3.2 million three months ended June 30, 1998. The 25% increase in interest income is attributable to the increase in interest-earning assets which is the result of the higher volume of mortgage loans as well as a higher volume of fee income associated with mortgage loans which is included in interest income.

         The Company had interest expense of $4.4 million for the six months ended June 30, 1999 and $2.5 million for the six months ended June 30, 1998. The 76% increase resulted from a higher level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the greater volume in the Northeast and Midwest mortgage operation resulted in a higher average balance of other borrowings. In the first six months 1999 and 1998, interest expense accounted for 29% and 27% of total expenses, respectively.

         The Company had interest expense of $2.2 million for the three months ended June 30, 1999 and $1.4 million for the three months ended June 30, 1998. The increase resulted from a higher level of other borrowings. In the second quarter 1999 and 1998, interest expense accounted for 29% and 27% of total expenses, respectively.

         Net interest income for the first six months 1999 was $3.9 million compared to net interest income of $3.3 million for the first six months of 1998. Net interest income for the second quarter 1999 was $1.8 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during second quarter 1999 was 4.1%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 3.5%. Net interest income, interest margin and net interest spread for the second quarter 1998 were $1.8 million, 6.0%, and 5.5%, respectively. The decrease in net interest margin and interest spread is indicative of the relatively flat yield curve during 1999 as well as the interest rate-conscious and highly competitive market in which the Bank operates. A flat yield curve is created as the yield on short term and long-term investments narrows.

         The Company made a provision to the allowance for loan losses of $150,000 in the first six months of 1999. The Company made provisions to the allowance for loan losses in the amount of $73,000 in first six months of 1998. During the first six months of 1999, the Bank charged-off, net of recoveries, $13,128 of loans to the allowance for loan losses. During the first six months of 1998, the Bank charged-off, net of recoveries, $983 of loans to the allowance for loan losses. The Company made a provision to the allowance for loan losses of $90,000 in the second quarter 1999. The Company made provisions to the allowance for loan losses in the amount of $30,000 in second quarter 1998.

         Other income was $10 million in the first six months of 1999 compared to $5.7 million in the first six months 1998. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first six months of 1999, the Company sold servicing rights with respect to $1.2 billion of mortgage loans for a gain of $7.4 million. During the first six months of 1998, the Company sold servicing rights with respect to $691.8 million of mortgage loans for a gain of $3.5 million. The higher level of gains on the sale of mortgage servicing rights was primarily the result of the Company's expansion into the Midwest United States as well as relative low historical mortgage interest rates. The Company currently plans to sell a portion of the servicing rights retained during 1999, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment. Other income was $4.7 million in the second quarter of 1999 compared to $2.9 million in the second quarter of 1998.

         Other operating expenses increased to $10.6 million in the first six months of 1999 from $6.8 million in the first six months of 1998. The increase in other operating expenses was related to the expansion of the mortgage operation to the Midwest United States, the startup of the Bank's Loan Production Office in Canton, Georgia, as well as the higher level of mortgage production. The increase in other operating expenses were primarily due to increases in salaries and benefits and third party mortgage outsourcing expense. Other operating expenses increased to $5.3 million in the second quarter 1999 from $3.8 million in the second quarter 1998.

         The Company had net income of $2.0 million for the first six months of 1999, which was primarily related to the continued improvement in net interest income, mortgage banking operations and the related gains on the sale of servicing rights. Income tax as a percentage of pretax net income was 36% and 40% for both the first six months of 1999 and 1998, respectively.

Effects of Inflation
--------------------

         Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation results in financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market

The Year 2000 Issue and Year 2000 Readiness
-------------------------------------------

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

         As of December 31, 1998, the Company's Year 2000 Project Team had substantially completed the Analysis and the Remediation Phases. In addition, the Year 2000 Project Team was approximately 100% complete with the Testing Phase and approximately 85% complete with the Compliance Phase. The Company presently expects that the Year 2000 Compliance Team will have substantially completed all Phases of their Year 2000 Compliance Plan by August 15, 1999.

         As of June 30, 1999, the Year 2000 Project Team had identified 35% of the computerized systems of the Company that had Year 2000 issues, and the Company had spent $125,000 to address the Year 2000 issue and to modify and/or replace those computerized systems that had Year 2000 issues. In addition, the Company expects to spend approximately $6,000 during 1999 to address the Year 2000 issue and to substantially complete its Year 2000 Compliance Plan. The Company presently estimates that the total cost of completing its Year 2000 Compliance Plan will not exceed $6,000.

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

     27.  Financial Data Schedule

(b) Reports on Form 8-K - The Company filed a current report on Form 8-K on July 2, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRESCENT BANKING COMPANY
                               ------------------------
                               (Registrant)



Date: August 12, 1999          /s/ J. Donald Boggus, Jr.
     -------------------       -------------------------
                               J. Donald Boggus, Jr.
                               President, Chief Executive Officer and
                               Chief Financial Officer