Form 10QSB
period 1999-09-30
CRESCENT BANKING CO
filed 1999-11-12
CIK 883476

                UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ____ ACT OF 1934
For the quarterly period ended September 30, 1999
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
____ EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

                          Commission file No. 0-20251

                           Crescent Banking Company
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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X        No ______
                                                   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1 par value per share, 1,757,508 shares issued and outstanding as of November 9, 1999, 6,668 shares are held as treasury stock.

                           CRESCENT BANKING COMPANY

                                     INDEX


Part 1. Financial Information                                         Page No.

Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets                                   3

            Consolidated Statements of Operations                         4

            Consolidated Statements of Cash Flows                         5

            Notes to Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations              9


Part II.Other Information

Item 1. Legal Proceedings                                                21

Item 2. Changes in Securities                                            21

Item 3. Defaults Upon Senior Securities                                  21

Item 4. Submission of Matters to a Vote of Security Holders              21

Item 5. Other Information                                                21

Item 6. Exhibits and Reports on Form 8-K                                 21

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                         September 30      December 31
                                                                              1999             1998
                                                                      ---------------------------------
Assets
Cash and due from banks                                                 $  4,572,105       $  4,382,047
Federal funds sold                                                        11,890,000          7,510,000
Interest bearing deposits in other banks                                   7,903,871            733,183
Securities available for sale                                             11,357,518          4,104,772

Mortgage loans held for sale                                              68,912,985        128,409,669

Loans                                                                     52,020,183         41,328,423
Less allowance for loan losses                                              (866,570)          (699,020)
                                                                      ---------------------------------
  Loans, net                                                              51,153,613         40,629,403

Premises and equipment, net                                                6,064,747          3,369,209
Other real estate owned                                                      108,420            263,249
Purchased mortgage servicing rights                                        3,627,861          4,004,146
Accounts receivable-brokers and escrow agents                              7,075,297          4,804,208
Other assets                                                               4,809,171          1,034,575
                                                                      ---------------------------------

  Total Assets                                                          $177,475,588       $199,244,461
                                                                      =================================



Liabilities
Deposits
   Noninterest -bearing demand deposits                                 $ 23,488,425       $ 23,361,371
   Interest -bearing demand                                               28,097,791         20,857,970
   Savings                                                                 3,208,226          1,861,355
   Time, $100,000 and over                                                13,583,058         16,345,339
   Other time                                                             50,006,635         38,175,754
                                                                      ---------------------------------
      Total deposits                                                     118,384,135        100,601,789

Drafts payable                                                             5,648,620          4,984,145
Deferred taxes payable                                                     1,013,547          1,526,757
Accrued interest and other liabilities                                     1,424,494          3,246,863
Other borrowings                                                          35,885,574         74,756,311
                                                                      ---------------------------------
     Total liabilities                                                   162,356,370        185,115,865


Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares authorized;
 1,757,508 and 1,726,708 issued and outstanding,                           1,757,508          1,726,708
  respectively
Surplus                                                                    7,876,694          7,724,224
Retained earnings                                                          6,297,266          4,721,440
Less cost of 6,668 shares acquired for the treasury                          (36,091)           (36,091)
Accumulated other comprehensive income                                      (776,159)            (7,685)
                                                                      ---------------------------------
     Total stockholders' equity                                           15,119,218         14,128,596
                                                                      ---------------------------------

     Total liabilities and stockholders' equity                         $177,475,588       $199,244,461
                                                                      =================================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                        For the three months ended        For the nine months ended
                                                             September 30,                      September 30,
                                                        1999              1998            1999                1998
                                                     -----------------------------     -----------------------------
Interest income
Interest and fees on loans                              1,275,867       1,039,999         3,506,541       3,082,342
Interest and fees on mortgage loans held for sale       1,970,807       1,776,989         7,639,932       5,008,776
Interest on  securities:
    Taxable                                               195,593          41,118           372,598         120,316
    Nontaxable                                             34,051           3,838            41,727          13,775
Interest on deposits in other banks                        86,098          31,921           182,620          95,729
Interest on Federal funds sold                             60,565          25,491           144,202          95,301
                                                     ----------------------------     -----------------------------
                                                        3,622,981       2,919,356        11,887,620       8,416,239
Interest expense
Interest on deposits                                    1,417,006         931,319         3,525,696       2,621,388
interest on other borrowings                              692,188         541,060         2,986,449       1,356,384
                                                     ----------------------------     -----------------------------
                                                        2,109,194       1,472,379         6,512,145       3,977,772


Net interest income                                     1,513,787       1,446,977         5,375,475       4,438,467
Provision for loan losses                                  30,000          30,000           180,000         103,000
                                                     ----------------------------     -----------------------------
Net interest income after provision for loan losses     1,483,787       1,416,977         5,195,475       4,335,467


Other income
Service charges on deposit                                 79,332          43,468           209,137         141,512
 accounts
Mortgage servicing fee income                             323,127         211,238           964,323         705,615
Gestation fee income                                      752,504         790,871         2,187,556       1,556,894
Gains on sale of  mortgage servicing rights             1,392,963       2,867,179         8,757,245       6,941,134
Other                                                     144,674         176,695           578,902         395,954
                                                     ----------------------------     -----------------------------
                                                        2,692,600       4,089,451        12,697,163       9,741,109


Other expenses
Salaries and employee benefits                          2,234,291       2,131,896         7,842,792       5,411,564
Net occupancy and equipment expense                       357,176         195,146           832,738         514,196
Supplies, postage, and telephone                          401,630         295,367         1,259,205         773,786
Advertising                                               104,873         175,591           355,171         408,171
Insurance expense                                          11,353          29,085            88,078          78,490
Depreciation and amortization                             402,438         420,918         1,151,504         972,932
Legal, professional, outside services                     511,282         599,180         2,169,279       1,454,304
Director fees                                              21,225          32,825            99,575         112,225
Mortgage subservicing expense                              81,195          66,491           297,284         225,437
Other                                                     278,473         268,743           886,246         697,345
                                                     ----------------------------     -----------------------------
                                                        4,403,936       4,215,242        14,981,872      10,648,450

Income before income taxes                               (227,549)      1,291,186         2,910,766       3,428,126
Applicable income taxes                                  (112,073)        541,261         1,048,634       1,444,109
                                                     ----------------------------     -----------------------------

Net income                                               (115,476)        749,925         1,862,132       1,984,017
                                                     ----------------------------     -----------------------------

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities available
      for sale arising during period                     (762,532)         19,926          (768,474)         13,984
                                                     ----------------------------      ----------------------------

Comprehensive income                                     (878,008)        769,851         1,093,658       1,998,001
                                                     ============================      ============================

Basic earnings per common share                            ($0.07)          $0.44             $1.09           $1.20

Diluted earnings per common share                          ($0.06)          $0.42             $1.02           $1.17

Cash dividends per share of common stock                   $0.060          $0.043            $0.165          $0.120


See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              For the nine months ended
                                                                                     September 30,
                                                                               1999               1998
                                                                        ------------------------------------

Operating Activities
Net Income                                                                  1,862,132             1,984,017
Adjustments to reconcile net income  to net
        cash provided by (used in) operating activities:
          Provision for loan loss                                             180,000               103,000
          Depreciation and amortization                                     1,151,504               972,932
          Provision for deferred taxes                                       (513,210)              606,409
          Gains on sales of mortgage servicing rights                      (8,757,245)           (6,119,068)
          Increase in mortgage loans held for sale                         59,496,684           (34,079,050)
          Increase in interest receivable                                    (595,617)             (358,180)
          Decrease in accounts receivable                                  (2,271,089)              480,498
          Increase in drafts payable                                          664,475            15,746,717
          Increase (decrease) in interest payable                             (43,227)              (38,289)
          Increase in other assets and liabilities, net                    (4,958,122)            1,148,736

                                                                        -----------------------------------
Net cash used in operating activities                                      46,216,285           (19,552,278)



Investing Activities
Net (increase) decrease in interest-bearing deposits
          in other banks                                                   (7,170,688)              343,120
Proceeds from sale of securities available for sale                                --               512,500
Acquisition of securities available for sale                               (8,021,220)             (956,232)

Acquisition of purchased mortgage servicing rights                        (19,200,877)          (10,007,462)
Proceeds from sales of purchased mortgage
             servicing rights                                              27,755,307            15,897,352
Increase  in Federal funds sold, net                                       (4,380,000)          (15,350,000)
Net increase in loans                                                     (10,549,381)           (3,949,626)
Purchase of premises and equipment                                         (3,267,942)             (893,485)

                                                                        -----------------------------------
Net cash provided by (used in) investing activities                       (24,834,801)          (14,403,833)

 Financing Activities
Net increase in deposits                                                   17,782,346             8,296,773
Net increase in other borrowings                                          (38,870,737)           22,009,104
Proceeds form the issuance of common stock                                         --             2,139,762
Proceeds from exercise of stock options                                       183,270                22,400
Dividends paid                                                               (286,305)             (195,919)

                                                                        -----------------------------------
Net cash provided by financing activities                                 (21,191,426)           32,272,120

Net increase in cash and cash equivalents                                     190,058            (1,683,991)
Cash and cash equivalents at beginning of year                              4,382,047             3,319,054
                                                                        -----------------------------------

Cash and cash equivalents at end of year                                    4,572,105             1,635,063
                                                                        ===================================



Supplemental Disclosure of Cash Flow Information
                         Cash paid  during period for interest              6,555,372             4,016,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999



NOTE 1 ---- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2 ---- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks and federal funds sold.

Reclassifications: Certain amounts as previously reported have been reclassified to conform to the current period presentation.

NOTE 3 ---  SERVICING PROTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 1999, the Company had purchased loans for which it provides servicing with principal balances totaling $415.3 million.

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


NOTE 5 --- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earning per common share (EPS):

                                 Nine Months Ended September 30, 1999

                                     Net        Weighted-Average
                                   Income            Shares        Per-Share
                                 (Numerator)      (Denominator)     Amount
                                 -------------------------------------------

Basic EPS                        $1,862,132     $1,708,284         $1.09

Effect of Dilutive securities
     Stock options                     ----     $  109,886

Diluted EPS                      $1,862,132     $1,818,170         $1.02




                                    Nine Months Ended September 30, 1998

                                     Net        Weighted-Average
                                   Income            Shares         Per Share
                                 (Numerator)      (Denominator)      Amount
                                 --------------------------------------------

Basic EPS                        $1,984,017     $1,654,636          $1.20

Effect of Dilutive Securities
     Stock Options                     ----         42,939

Diluted EPS                      $1,984,017     $1,697,575          $1.17

                                    Three Months Ended September 30, 1999

                                     Net        Weighted-Average
                                   Income            Shares        Per-Share
                                 (Numerator)      (Denominator)      Amount
                                 --------------------------------------------

Basic EPS                        $(115,476)     $1,719,906         $(0.07)

Effect of Dilutive securities
     Stock options                    ----      $  113,993

Diluted EPS                      $(115,476)     $1,833,899         $(0.06)




                                    Three Months Ended September 30, 1998

                                     Net        Weighted-Average
                                   Income            Shares        Per Share
                                 (Numerator)      (Denominator)     Amount
                                 -------------------------------------------

Basic EPS                        $749,925       $1,725,508         $.44

Effect of Dilutive Securities
     Stock Options                   ----           55,928

Diluted EPS                      $749,925       $1,781,436         $.42

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------

          The following discussion and analysis of the financial condition and results of operations of Crescent Banking Company (the "Company") should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "plan," "consider," "continue," "intend," "possible" or other similar words and expressions of the future. The Company's actual results may differ significantly from the results we discuss in these forward-looking statements.

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

General
-------

          The Company is a Georgia corporation that was incorporated on November 19, 1991, to facilitate a reorganization pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. Through the Bank, the Company provides a broad range of banking and financial services in the areas surrounding Jasper, Canton, Cartersville and Woodstock, Georgia and wholesale residential mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States. On June 30, 1999, the Bank completed its acquisition of the Tucker Federal Bank branch located on Towne Lake Parkway in Woodstock, Georgia. The acquisition included deposit accounts of approximately $12.3 million as well as the fixed assets totaling approximately $1.6 million. On August 2, 1999, the Bank received approval to expand the Canton, Georgia loan production office to a full service Bank branch. The Branch, located at 170 Riverstone Parkway, Canton, Georgia began business on September 1, 1999.


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

          The Company incurred a net loss for the quarter ended September 30, 1999 of $115,476 compared to net income of $749,925 for the quarter ended September 30, 1998. The Company's net income for the nine months ended September 30, 1999 was $1.9 million compared to net income of $2.0 million for the nine months ended September 30, 1998. The decrease in earnings during the third quarter 1999 was primarily the result of earning pressures on the mortgage banking operation. The loss of income in the third quarter by the Company's mortgage operation was largely due to the volatility of and increase in, interest rates. Mortgage production in the third quarter of 1999 totaled $397 million, a 32% decrease from the second quarter production of $590 million. In addition, the Company's spread on the sale of purchased mortgage servicing rights decreased from 71 basis points in the second quarter 1999 to 43 basis points in the third quarter 1999, a 39% decline. Management does not anticipate a significant change in mortgage production volume in the next two quarters, however, management's judgment is based upon a number of assumptions about future events and interest rates, which may or may not prove valid.

          The Company's commercial banking operation continued to grow and remain profitable. Commercial banking loans increased 10.1% during the third quarter to total $52 million at September 30, 1999. The Bank's purchase of the Towne Lake branch in June 1999 and the conversion of its loan production office in Canton, Georgia in August 1999 to a full service branch is part of the Company's strategic plan is to attempt to grow the commercial banking operation to create an improved balance between the commercial and mortgage banking divisions.

Financial Condition
-------------------

          The Company's assets decreased 10.9% during the first nine months of 1999 from $199.2 million as of December 31, 1998 to $177.5 million as of September 30, 1999. The decrease in total assets in the first nine months of 1999 was the result of the decrease in mortgage production and the related mortgages held for sale. Mortgages held for sale totaled $68.9 million at September 30, 1999 compared to $128.4 million at December 31, 1998. The decrease in assets resulted in a corresponding decrease in other borrowings of $35.9 million or 48%. All mortgage production generated by CMS is funded through warehouse lines of credit from the Home Federal Savings Bank ("Home Federal"), and Paine Webber Incorporated ("Paine Webber"), therefore, the decrease in mortgage volume in the third quarter 1999 resulted in a lower average balance of other borrowings. The decrease in residential mortgage banking production and related mortgage loans held for sale during the third quarter 1999 was the result of higher interest rates. Rates on 30-year mortgages have increased 137 basis points from mid-second quarter 1999 resulting in a much lower level of refinance mortgage production.

          Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $152.2 million, or 85.8%, of total assets at September 30, 1999. This represents a 16% decrease from December 31, 1998 when earning assets totaled $181.4 million, or 91.1%, of total assets. The decrease in earning assets resulted primarily from the decrease in mortgage loans held for sale. Mortgage loans held for sale at September 30, 1999 totaled $68.9 million compared to December 31, 1998 of $128.4 million.

          During the first nine months of 1999, average commercial banking loans were $45.8 million. Such loans constituted 25.8% of average earning assets and 23.4% of average total assets. For 1998, average commercial banking loans were $38.2 million, or 29.4% of average earning assets and 26.7% of average total assets. The 15.1% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank with a Loan Production Office in Canton, Georgia in February 1999.

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

          The allowance for loan losses represents a reserve for potential losses in the Bank's commercial banking loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level that management has determined to be adequate. The allowance for loan losses totaled $866,570, or 1.67%, of total commercial banking loans at September 30, 1999, compared to $699,020, or 1.69%, of total loans at December 31, 1998. The increase in the allowance for loan losses for the first nine months of 1999 was the result of the provision for loan loss of $180,000. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy and guidance provided by the Company's and the Bank's primary regulators. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. Thus, there is no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Bank does not maintain a reserve with respect to its mortgage loans held for sale due to the relatively low credit risk associated with the loans during the Bank's holding period.

          The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans will be recognized only when received. As of September 30, 1999, the Bank had $37,011 loans accounted for on a non-accrual basis, $1,354,528 contractually past due more than 90 days and no loans considered to be troubled debt restructurings. In October 1999, loans totaling $693,950, which were 90 days past due at September 30, 1999, were paid in full. As of December 31, 1998, the Bank had $772 loans accounted for on a non-accrual basis, $457,120 contractually past due more than 90 days and no loans considered to be troubled debt restructurings.

          Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $108,420 with non-performing loans results in non-performing assets of $145,431 at September 30, 1999. The Bank is currently holding the foreclosed properties for sale. At December 31, 1998, the Bank had non-performing assets totaling $264,021.

          The chart below summarizes those of the Bank's assets that management believes warrant special attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represent loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Of the $2.3 million of potential problem loans at September 30, 1999, one relationship totaling $693,950 was paid in full during October 1999.

                                              September 30, 1999   December 31, 1998
                                              --------------------------------------

Non-performing loans (1)                          $   37,011          $      772
Foreclosed properties                                108,420             263,249
                                                  ----------          ----------
Total non-performing assets                          145,431             264,021
                                                  ==========          ==========

Loans 90 days or more past due on
 accrual status                                   $1,354,528          $  457,120
Potential problem loans (2)                        2,291,909           2,445,318
Potential problem loans/total loans                     4.42%               5.92%
Non-performing assets/total loans
            and foreclosed properties                   0.28%               0.63%
Non-performing assets and loans 90 days
            or more past due on accrual
            status/total loans and
            foreclosed properties                       2.80%               1.74%


-----------------
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

          The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Thus, investment securities are used to manage the Bank's exposure to interest rate risk. Investment securities and interest-bearing deposits with other banks totaled $19.3 million at September 30, 1999 compared to $4.8 million at December 31, 1998. The increase in investment securities was the result of greater liquidity as the result of the purchase of deposits with the Towne Lake branch and the decrease in mortgage production in the third quarter. Federal funds sold totaled $11.9 million at September 30, 1999 compared to $7.5 million at December 31, 1998.

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

          During the first nine months of 1999, the Mortgage Division acquired $1.6 billion of mortgage loans with $1.7 billion being resold in the secondary market. At September 30, 1999, $68.9 million were carried as mortgage loans held for sale on the balance sheet pending sale of such loans. Mortgage production in the third quarter totaled $397 million, a 32% decrease from the second quarter production of $590 million.

         The Bank's Other Borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") which is priced at Federal Funds rate plus 25 basis points (5.55% as of September 30, 1999). All mortgage production generated by CMS is funded through warehouse lines of credit from Home Federal, priced at prime (8.25% at September 30, 1999) and Paine Webber, priced at LIBOR plus 80 basis points (6.86% at September 30, 1999).

          At September 30, 1999, capitalized costs of $3.6 million related to the purchase of mortgage servicing rights were carried on the balance sheet as purchased mortgage servicing rights. At September 30, 1999, the Company held servicing rights with respect to loans with unpaid principal balances totaling $415.3 million. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At December 31, 1998, the Company carried $4.0 million of purchased mortgage servicing rights on its balance sheet. At December 31, 1998, the Company held servicing rights with respect to loans with unpaid principal balances totaling $486.0 million. During the first nine months of 1999, the Company sold servicing rights with respect to $1.6 billion of mortgage loans carried on its balance sheet at a cost of $18.3 million for a net gain of $8.8 million. The Company's spread on the sale of purchased mortgage servicing rights decreased from 71 basis points in the second quarter 1999 to 43 basis points in the third quarter 1999, a 39% decline. The Company's sale of purchased mortgage servicing rights is proportional to the Company's mortgage production. As noted above, mortgage production declined 32% in the third quarter 1999. During 1998, the Company sold servicing rights with respect to $1.6 billion of mortgage loans carried on its balance sheet at costs of $15.1 million for a gain of $10.2 million. The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

          The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $6.1 million at September 30, 1999 compared to fixed assets of $3.4 million at December 31, 1998. The increase in fixed assets resulted primarily from a 5,000 square foot addition to the Bank's main office in Jasper, Georgia and the fixed assets related to the purchase of the Towne Lake branch.

          The Bank's deposits totaled $118.4 million at September 30,1999 compared to $100.6 million at December 31, 1998. Deposits averaged $110.7 million for the nine months ended September 30, 1999 compared to $84.4 million for the year ended December 31, 1998. Interest bearing deposits as a percentage of total deposits was 80% and 77% at September 30, 1999 and December 31, 1998, respectively. The increase of interest bearing deposits as a percent of total deposits was the result of growth in certificates of deposits. Certificates of deposit composed 70% of total interest-bearing deposits for December 31, 1998 compared to 67% at September 30, 1999. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

          Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, or between 4.0% and 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At September 30, 1999 the Bank's leverage ratio was 9.68%. In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (7.75%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. The Company increased its borrowings from The Bankers Bank on July 29, 1999 an additional $3 million in order to improve the Bank's capital position. The Borrowings were on the same terms and price as the original note with additional collateral required.

          At September 30, 1999 the Company's total shareholders' equity was $15.1 million or 8.51% of total assets, compared to $14.1 million or 7.10% of total assets at December 31, 1998. The increase in shareholders' equity to total asset ratio during the first nine months of 1999 was primarily the result of the Company's net income and a 10.9% decline in total assets. At September 30, 1999, total capital to risk-adjusted assets was 14.10%, with 13.36% consisting of tangible common shareholders' equity. The Company paid $286,305 of dividends during the first nine months of 1999 or $.0.165 per share. The Company has declared a dividend of $.065 to be paid November 15, 1999 to shareholders of record on October 29, 1999.

          During the first nine months of 1999, 30,800 shares of Common Stock were issued pursuant to stock option exercises for an aggregate of $183,270. The Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".

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

          Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $73.5 million for the nine months ended September 30, 1999, representing 66.4% of average deposits. Average liquid assets totaled $52.2 million during 1998, representing 62% of average deposits. The increase in average liquid assets was the result of the increase in average mortgage loans held for sale. Average non-mortgage loans were 41.4% of average deposits for the nine months ended September 30, 1999. Average non-mortgage loans were 46% of average deposits for the year 1998. Average deposits were 62% of average interest-earning assets for the nine months ended September 30, 1999. Average deposits were 64% of average interest-earning assets for the year 1998. The decrease of average deposits as a percentage of earning assets was the result of a higher level of funds provided by other borrowings in the first nine months of 1999.

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

          Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $3.4 million at September 30, 1999 and $6.2 million at December 31, 1998. The Bank utilizes the brokered deposits to fund its mortgage loans held for sale and therefore match those maturities as closely as possible. As a result of the purchase of deposits in conjunction with the Towne Lake branch, the Bank began in the second quarter 1999 to terminate the use of brokered deposits.

            The following table shows the interest sensitivity gaps for four different time intervals as of September 30, 1999.

                                Interest Rate Sensitivity Gaps
                                   As of September 30, 1999

                                     Amounts Repricing In
                         -------------------------------------------------
                         0-90 Days  91-365 Days   1-5 Years   Over 5 Years
                         ---------  -----------   ---------   ------------
                                       (Millions of dollars)
Interest-earning
   assets                  $112.9      $ 11.9       $21.1        $5.3
Interest-bearing
   liabilities               79.7        30.5        18.3         2.3
                         -------------------------------------------------
Interest sensitivity
   gap                     $ 33.2      $(18.6)      $ 2.8        $3.0
                         =================================================

          The Company was in an asset-sensitive position for the cumulative three-month, one-year and five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will improve. At September 30, 1999, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same velocity, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $20.4 million, or 11.5% of total assets.

          At September 30, 1999, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $303.4 million. This is a decline of 30% from the second quarter when the pipeline totaled $439.7 million. Of the Pipeline, the Company had, as of September 30, 1999, approximately $118.1 million for which the Company had interest rate risk. The remaining $185.3 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate,
(ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be reprice at the current market rate.

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

          The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of September 30, 1999, the Company had in place purchase commitment agreements terminating between October and December of 1999 with respect to an aggregate of approximately $84.1 million to hedge the mortgage pipeline of $118.1 million for which the Company had an interest rate risk.

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

          The Company had interest income of $11.9 million for the nine months ended September 30, 1999 compared to $8.4 million for the nine months ended September 30, 1998. The 41.6% increase in interest income is attributable to the increase in interest-earning assets, which is the result of the increase in commercial banking loans and a higher average volume of mortgage loans. During the first nine months of 1999, average commercial banking loans were $45.8 million compared to 1998 when average commercial banking loans were $38.2 million. Although the Company experienced a decline in mortgage production in the third quarter, the Company had closed $1.6 billion of mortgage loans during the first nine months of 1999 compared to $1.2 billion during the first nine months of 1998. This increase is attributable to the startup of the Midwest mortgage operation, which began operating in the fourth quarter of 1998, in addition to the increased volume in the Northeast mortgage operation. In conjunction to the interest income associated with the mortgage production, the Company experienced the fee income associated with mortgage loans, which is included in interest income.

          The Company had interest income of $3.6 million for the three months ended September 30, 1999 compared to $2.9 million three months ended September 30, 1998. The increase in interest income is attributable to the increase in interest-earning assets, which is the result of the higher volume commercial banking loans and a higher level of investment securities.

          The Company had interest expense of $6.5 million for the nine months ended September 30, 1999 and $4.0 million for the nine months ended September 30, 1998. The 62% increase resulted from a higher level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the greater volume, for the first nine months of 1999, in the Northeast and Midwest mortgage operation resulted in a higher average balance of other borrowings. In the first nine months 1999 and 1998, interest expense accounted for 30% and 27% of total expenses, respectively.

          The Company had interest expense of $2.1 million for the three months ended September 30, 1999 and $1.5 million for the three months ended September 30, 1998. The increase resulted from a higher level of interest bearing deposits. Deposits averaged $115.4 million for the third quarter 1999 compared to $80.5 million for the third quarter 1998. In the third quarter 1999 and 1998, interest expense accounted for 32% and 25% of total expenses, respectively.

          Net interest income for the first nine months 1999 was $5.4 million compared to net interest income of $4.4 million for the first nine months of 1998. Net interest income for the third quarter 1999 was $1.5 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during third quarter 1999 was 4.1%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 4.6%. Net interest income, interest margin and net interest spread for the third quarter 1998 were $1.5 million, 6.1%, and 5.6%, respectively. The decrease in net interest margin and interest spread is indicative of the increasing rate environment during the third quarter 1999 as well as the interest rate-conscious and highly competitive market in which the Bank operates. A flat yield curve is created as the yield on short term and long-term investments narrows.

          The Company made a provision to the allowance for loan losses of $180,000 in the first nine months of 1999. The Company made provisions to the allowance for loan losses in the amount of $103,000 in first nine months of 1998. During the first nine months of 1999, the Bank charged-off, net of recoveries, $14,450 of loans to the allowance for loan losses. During the first nine months of 1998, the Bank charged-off, net of recoveries, $33,456 of loans to the allowance for loan losses. The Company made a provision to the allowance for loan losses of $30,000 in the third quarter 1999 and 1998.

          Other income was $12.7 million in the first nine months of 1999 compared to $9.7 million in the first nine months 1998. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first nine months of 1999, the Company sold servicing rights with respect to $1.6 billion of mortgage loans for a gain of $8.8 million. During the first nine months of 1998, the Company sold servicing rights with respect to $1.1 billion of mortgage loans for a gain of $6.9 million. The higher level of gains on the sale of mortgage servicing rights was due to the increase in mortgage production which primarily was the result of the Company's expansion into the Midwest United States as well as relative low historical mortgage interest rates. The Company currently plans to sell a portion of the servicing rights retained during 1999, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. As noted in the above, mortgage production as well as the mortgage pipeline declined in the third quarter 1999. Management does not anticipate a significant change in mortgage production volume in the next two quarters, however, management's judgment is based upon a number of assumptions about future events and interest rates, which may or may not prove valid. Gestation fee income is generated from the sale of mortgage loans to securities brokers through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment. Other income was $2.7 million in the third quarter of 1999 compared to $2.9 million in the third quarter of 1998. The decrease in other income for the third quarter 1999 was the result of the lower gain on the sale of mortgage servicing rights.

          Other operating expenses increased to $15.0 million in the first nine months of 1999 from $10.6 million in the first nine months of 1998. The increase in other operating expenses was related to the expansion of the mortgage operation to the Midwest United States, the startup of the Bank's branches in Canton, Georgia and Woodstock, Georgia. The increase in other operating expenses were primarily due to increases in salaries and benefits and third party mortgage outsourcing expense. Other operating expenses increased to $4.4 million in the third quarter 1999 from $4.2 million in the third quarter 1998. While other operating expenses increase from the third quarter 1998 to the third quarter 1999, Management attempted to reduce overhead expenses in response to the decrease in mortgage production. In this effort, CMS closed its office, which primarily processed FHA and VA loans. These products continue to be offered through the Company's office which processes Southeast conventional loans located in Atlanta, Georgia. In total, the Company has reduced mortgage staff by 21%. While most of the overhead reduction was completed late third quarter, the Company did reduce other expenses 17% from the second quarter 1999 when other expenses totaled $5.3 million.

          The Company had net income of $1.9 million for the first nine months of 1999, which was primarily related to the mortgage banking operations and the related gains on the sale of servicing rights. Income tax as a percentage of pretax net income was 36% and 42% for both the first nine months of 1999 and 1998, respectively.

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

          As of December 31, 1998, the Company's Year 2000 Project Team had substantially completed the Analysis and the Remediation Phases. In addition, the Year 2000 Project Team was approximately 100% complete with the Testing Phase and approximately 99% complete with the Compliance Phase.

          As of September 30, 1999, the Year 2000 Project Team had identified 35% of the computerized systems of the Company that had Year 2000 issues, and the Company had spent $131,000 to address the Year 2000 issue and to modify and/or replace those computerized systems that had Year 2000 issues. In addition, the Company expects to spend approximately $5,000 during 1999 to address the Year 2000 issue and to substantially complete its Year 2000 Compliance Plan. The Company presently estimates that the total cost of completing its Year 2000 Compliance Plan will not exceed $5,000.

          The Company's Year 2000 Compliance Team continues to discuss the Year 2000 issue with the Company's significant suppliers and third party vendors to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Year 2000 Compliance Team has found the Company's significant suppliers and third party vendors have become, Year 2000 compliant. To a large degree, the Year 2000 Compliance Team has relied on the suppliers and third party vendors testing and analysis of their Year 2000 compliance. If systems of third parties on which the Company's systems rely are not timely converted or if such conversions are incompatible with the Company's systems, or if the Year 2000 Project Team fails to timely complete the remaining modifications to the Company's own systems, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

          Although the Company's Year 2000 Compliance Plan is directed at reducing the Company's Year 2000 exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues. In the event the Company experiences a Year 2000 problem directly or indirectly, there could be complete disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity and financial condition. In addition, there can be no assurance that the Company's suppliers and third party vendors will adequately address their Year 2000 issues. Further, there may be certain services provided by third parties, such as governmental agencies, utilities, telecommunication companies, financial services and other computer service vendors, and other service providers, for which the Company will be unable to identify suitable alternatives should they experience Year 2000 issues.

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


                                       CRESCENT BANKING COMPANY
                                       ------------------------
                                       (Registrant)



Date: November 10, 1999                /s/ J. Donald Boggus, Jr.
      -----------------                -------------------------
                                       J. Donald Boggus, Jr.
                                       President, Chief Executive Officer and
                                       Chief Financial Officer