Form 10KSB40
period 1999-12-31
CRESCENT BANKING CO
filed 2000-03-29
CIK 883476

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                              __________________

                                  FORM 10-KSB


[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For the Fiscal Year ended December 31, 1999

[_] Transition report under Section 13 of 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-20251

                           CRESCENT BANKING COMPANY
                (Name of Small Business Issuer in Its Charter)


            Georgia                                       58-1968323
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

   251 Highway 515, Jasper, Georgia                        30143
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                (706) 692-2424
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Title of Each Class Securities registered under Section 12(b) of the Exchange
Act:  None

Name of Each Exchange on which Registered:  None

Title of Each Class Securities registered under Section 12(g) of the Exchange
Act:

                         Common Stock, $1.00 par value
                               (Title of Class)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or (15) d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Crescent Banking Company's revenues for its fiscal year ended December 31, 1999 were $29.7 million.

     The aggregate market value of the voting stock of Crescent Banking Company held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 2000, was $24.5 million.

     The number of shares outstanding of Crescent Banking Company's Common Stock, par value $1.00 per share, as of March 24, 2000 was 1,764,136.

     Portions of Crescent Banking Company's 1999 Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II of this Form 10-KSB.

     Portions of Crescent Banking Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into
Part III of this Form 10-KSB.

                           SPECIAL CAUTIONARY NOTICE
                     REGARDING FORWARD LOOKING STATEMENTS

     Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the" Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Crescent Banking Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "intend," "consider," "possible" or other similar words and expressions of the future. The Company's actual results may differ significantly from the results we discuss in these forward-looking statements.

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


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     The Company is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and with the Georgia Department of Banking and Finance (the "Georgia Department") under the Financial Institutions Code of Georgia. The Company was incorporated on November 19, 1991, to facilitate a reorganization (the "Reorganization") pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Reorganization was completed on May 1, 1992. The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS," and, together with the Bank, the "Subsidiaries"), which offers wholesale mortgage banking services in the southeast, northeast and midwest United States and provides servicing for residential mortgage loans. As of December 31, 1999, the Company had total consolidated assets of approximately $175.8 million, total deposits of approximately $110.3 million and consolidated shareholders' equity of approximately $14.7 million.

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

     CMS was incorporated as a separate subsidiary of the Company on October 11, 1994, to engage in the servicing of mortgage loans. CMS is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale mortgage banking services in southeastern, northeastern and midwestern states and provides servicing for residential mortgage loans. As of December 31, 1999, CMS had wholesale mortgage banking offices located in Atlanta, Georgia, Manchester, New Hampshire, and Chicago, Illinois.

     The principal executive offices of the Company and the Bank are located at 251 Highway 515, Jasper, Georgia 30143 and the principal executive offices of CMS are located at 115 Perimeter Center, Suite 225, Atlanta, Georgia 30346. The Company's telephone number is (706) 692-2424.

Business Strategy and Recent Developments

     In February 1998, the CMS expanded its mortgage operations by engaging in Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage lending. CMS opened a wholesale mortgage banking office in Chicago, Illinois in December 1998.

     In March 1998, the Bank expanded its loan production office ("LPO") in Bartow County, Georgia to a full service Bank branch. In February 1999, the Bank opened a loan production office in Canton, Georgia converting it to a full service branch in September 1999. The Bank purchased a branch on Towne Lake Parkway, Woodstock, Georgia in June 1999. In February 2000, the Bank opened a loan production office in Cumming, Georgia to serve the needs of many local residents in Canton who have traditionally banked with larger regional and national banks that lack a community focus.

Commercial Banking Operations

     The Bank's commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium sized businesses located within its market area. The Bank considers its primary market area for commercial banking services to be Pickens County, Bartow, and Cherokee County and nearby areas of Dawson, and Gilmer Counties, Georgia, which are situated to the north of Atlanta. While the Bank provides most traditional banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to small and medium sized businesses.

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

     In addition to the Bank, three other commercial banks have offices in the Jasper area of Pickens County, Georgia, eight commercial banks and one credit union have offices in Bartow County, Georgia and ten commercial banks and two credit unions have offices in Cherokee County, Georgia. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank's market area. Virtually every type of competitor for business of the type served by the Bank has offices in Atlanta, approximately 60 miles away from Jasper. These institutions have greater resources, broader geographic markets and higher lending limits, may offer various services that the Bank does not offer, and can better afford and make broader use of media advertising, support services, and electronic technology than can the Bank. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, personal service, greater community involvement and its ability to make credit and other business decisions quickly and locally.

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

Employees

     At December 31, 1999, the Company had 146 full-time and 7 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's and the Bank's businesses. Any change in applicable laws or regulations, or regulatory policies and practices, may have a material effect on the business of the Company and the Bank. Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company securities.

     Bank Holding Company Regulation

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

     The BHC Act permits the Company and any other bank holding company located in Georgia to acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, bank charter requirements, and other restrictions. After June 1, 1997, national and state-chartered banks generally may branch interstate following acquisitions of banks in other states, unless prior to that date, a state has "opted in" and accelerated the date after which interstate branching is permissible or "opted out" and prohibited interstate branching altogether. Georgia has "opted in" and permitted such interstate branching beginning June 1, 1997.

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

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

     The Company is also regulated by the Georgia Department. The Financial Institutions Code requires annual registration with the Georgia Department by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations and management of intercompany relationships of the bank holding company and its subsidiaries and related matters. The Georgia Department may also require such other information as is necessary to keep itself informed as to compliance with Georgia law and the regulations and orders issued by the Georgia Department.

     In November 1999, Congress enacted the Gramm-Leach-Bliley Act (the "GLB Act"), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are well-capitalized, well-managed, have satisfactory or better CRA ratings, and meet certain other conditions can elect to become "financial holding companies." As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. Financial holding companies continue to be subject to the overall insight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervisions and regulation by state insurance authorities. The Company does not currently intend to become a financial holding company.

     Bank Regulation

     As a Georgia bank, whose deposits are insured by the FDIC as provided by law, the Bank is subject to regulation and examination by the Georgia Department and the FDIC. The Georgia Department and the FDIC regulate and monitor all of the Bank's operations, including reserves, loans, mortgages, payments of dividends, interest rates and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates.

     Various statutes and contracts limit the Bank's ability to pay dividends, extend credit or otherwise supply funds to the Company and its subsidiaries. Dividends from the Bank are expected to constitute the Company's major source of funds for servicing Company debt and paying cash dividends on the Company's stock. Under Georgia law, the Georgia Department's approval of a dividend by the Bank generally is required if: (1) total classified assets at the most recent examination of the Bank exceed 80% of equity capital as reflected at such examination; (2) the aggregate amount of dividends to be paid in the calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous year; and (3) the ratio of the Bank's equity capital to its adjusted total assets is less than 6%.

     The FDIC has the general authority to limit the dividends paid by insured banks if such payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The FDIC regularly examines the Bank and has the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. Furthermore, the FDIC has the right to prevent or remedy unsafe or unsound banking practices or other violations of law.

     Mortgage Banking Regulation

     CMS is licensed and regulated as a "mortgage banker" by the Georgia Department. It is also qualified as a Freddie Mac seller/servicer and CMS must meet the requirements of such corporations and various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

     Capital Requirements

     The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and national banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance ("Tier 2 Capital" and, together with Tier 1 Capital, "Total Capital").

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

     The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA") requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

     The capital measures used by the federal banking regulators are the Total Capital ratio, Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

     As of December 31, 1999, the Company had Tier 1 Capital and total capital of approximately 12.74% and 13.48% of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 13.89% and 14.80% of risk-weighted assets. As of December 31, 1999, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.00% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.91%.

     The Company has not been informed of a particular leverage capital requirement applicable to it, however, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8%. At December 31, 1999 the Bank's leverage ratio was 9.91%.

     The Georgia Department also expects bank holding companies to maintain minimum levels of primary capital and adjusted primary capital on a consolidated basis (generally 5% of total assets). Under Georgia Department policies, the components of primary capital include common stock, perpetual preferred stock, surplus, undivided profits, mandatory convertible instruments, allowances for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt instruments. While the Georgia Department's policies do not require the risk-weighting of assets, the Georgia Department assumes that moderate degrees of risk exist. If it discovers high amounts of risk or significant non-banking activities, the Georgia Department may require higher capital ratios. Further, the written policies of the Georgia Department require that Georgia banks generally maintain a minimum ratio of primary capital to total assets of 6.0%.

     The table which follows sets forth certain capital information of the Company and Bank as of December 31, 1999:

                                Capital Adequacy
                             (Dollars in thousands)

                                                Company                              Bank
                                     ----------------------------       ---------------------------------
                                     Amount            Percentage       Amount                 Percentage
                                     --------------------------------------------------------------------
Leverage Ratio:
  Actual                             $14,890             9.00%          $13,168                  9.91%
  Minimum Required (1)                 6,620             4.00%           10,636                  8.00% (2)

Risk-Based Capital:
Tier 1 Capital
  Actual                              14,890            12.74%           13,168                 13.89%
  Minimum Required                     4,675             4.00%            3,792                  4.00%

Total Capital:
  Actual                              15,755            13.48%           14,033                 14.80%
  Minimum Required                     9,349             8.00%            7,584                  8.00%

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

     FDICIA

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

     FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by BIF. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured
depository institutions.   Each financial institution is assigned to one of
three capital groups - "well capitalized," "adequately capitalized" or "undercapitalized" - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 1999, the Bank paid $12,659 in deposit premiums.

     The FDIC's Board of Directors continued the 1998 BIF and Savings Association Insurance Fund ("SAIF") assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2000. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the Financing Corporation ("FICO") to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. The FICO assessments are set quarterly and in 1999 ranged, in the case of BIF, from 1.16 to 1.22 basis points, and, in the case of SAIF, from 5.80 to 6.10 basis points. The assessment rates are 2.12 basis points for BIF, and SAIF for the first quarter of 2000. During 1999, the Bank acquired $12.7 million of SAIF deposits.

     Community Reinvestment Act

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution;
(iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a "financial holding company," the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following their most recent CRA examinations, the Bank received a "satisfactory" CRA rating.

     The GLB Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

     Legislative and Regulatory Changes

     In 1996, the Georgia Department of Insurance and the Georgia Department adopted regulations permitting the sales of certain other insurance products. The Bank has not exercised any activities permitted by these new regulations, but may do so in the future.

     The newly-enacted GLB Act requires banks and their affiliated companies to adopt and disclose policies regarding the sharing of personal information it obtains from its customers with third parties. The GLB Act also permits banks to engage in "financial activities" through subsidiaries similar to that permitted financial holding companies. See the discussion regarding the GLB Act in "Bank Holding Company Regulation" above.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, bank holding and other financial institutions and bank and bank holding company powers are being considered by the Federal government, Congress and various state governments, including Georgia. The FDIC changed, effective April 1, 2000, its deposit insurance assessments to more timely reflect changes in risks, and is engaged in a comprehensive review of its insurance premiums and how to better measure and price deposit insurance in light of an insured bank's size and risk. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its subsidiaries. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae. Changes from such review could affect the cost and availability of Fannie Mae services.

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


ITEM 2.  DESCRIPTION OF PROPERTY

     During 1999, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank's main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, four teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine with a 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space and added an additional 5,000 square feet of administrative office space in 1999. The facility is considered in good condition. The Bank also owns the full service branch on Towne Lake Parkway, Woodstock, Georgia. The Towne Lake building contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby. The Towne Lake building has two drive-up teller windows and an automated teller machine with a 24-hour-a-day access.

     The Bank leases 5,250 square feet on Perimeter Center Circle in Atlanta, Georgia for its southeast mortgage operations. The lease has an expiration date of August 31, 2000. In addition, the Bank leases 3,616 square feet on Glenridge Drive in Atlanta, Georgia for post-closing mortgage operations of the Bank and of CMS with a lease expiration date of October 31, 2003.

     In addition, the Bank leases approximately 268 square feet for its branch office located in Marble Hill, Georgia with a lease expiration date of August 31, 2001. The Bank leases 2,000 square feet in Cartersville, Georgia for a full-service branch with a lease expiration date of October 24, 2001, 3,200 square feet in Canton, Georgia for a full-service branch with a lease expiration date of January 31, 2004 and 3,000 square feet in Cumming, Georgia for its newly-opened loan production office with a lease expiration date of March 31, 2003.

     The Bank also leases a site for an automated teller machine ("ATM") in the Big Canoe community. The lease agreement expired on October 31, 1999, and was renewed so that it will not expire until October 31, 2000, at which time the Bank expects to again renew the lease. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank's main office. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2001, at which time the Bank expects to renew the lease.

     CMS conducts its business primarily through its main office in Manchester, New England, where CMS leases approximately 5,400 square feet of office space. The lease term for the CMS New Hampshire office expires on March 31, 2004. In addition, CMS leases 3,500 square feet in Chicago, Illinois for its Chicago wholesale mortgage banking office, with a lease expiration date of January 11, 2003. CMS leases 4,080 square feet in Atlanta, Georgia for FHA/VA loan office. In the third quarter 1999, CMS moved its FHA/VA operation to the Perimeter Office and subleased the office. The lease term for the Atlanta office expires in December 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of shareholders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On September 30, 1998, the Company completed a two-for-one split of its Common Stock. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT" at a price of $13.00 per share. On March 24, 2000, the price of the Company's Common Stock, as quoted on the Nasdaq SmallCap Market, was $13.88.

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

     The following table sets forth the high, low and last sales price of the Company's Common Stock on the Nasdaq SmallCap Market for the indicated periods.

                               Sales Price per share of the
                                  Company's Common Stock
                               ----------------------------
              Period                High            Low
          ----------------     --------------   -----------
          1999

            First Quarter*         $22.00          $13.00

            Second Quarter         $23.00          $18.00

            Third Quarter          $21.25          $17.75

            Fourth Quarter         $18.00          $12.25

__________________________
* Represents the period from January 12, 1999, the date that the Company's Common Stock began trading on the Nasdaq SmallCap Market, through March 31, 1999.

Holders

     As of March 24, 2000, there were approximately 576 holders of record of the Company's Common Stock.

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

     On January 26, 2000, the Company declared its fourteenth consecutive quarterly dividend, payable on February 15, 2000 to shareholders of record on February 8, 2000. This $.07 per share dividend represented an approximately 8% increase from the previous quarter's dividend of $.065 per share and was the thirteenth consecutive quarter for which dividends were increased.

     The following table sets forth, for the Company's last two fiscal years, the dividends per share declared and paid by the Company:

                                      Dividend Per
                 Period                 Share (1)
          --------------------    ------------------
          1999
               Fourth Quarter           $ .065
               Third Quarter            $  .06
               Second Quarter           $ .055
               First Quarter            $  .05

          1998
               Fourth Quarter           $ .045
               Third Quarter            $.0425
               Second Quarter           $  .04
               First Quarter            $.0375

____________________________
(1) Adjusted to reflect the effect of the Company's September 30, 1998 two-for-one split of its Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See that section of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report") entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is incorporated herein by reference.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information regarding the Company's directors and executive officers required by this Item 9 is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Exchange Act (the "Proxy Statement"), under the captions "Proposal One-- General," "--Recent Changes Affecting the Board of Directors," "--Retirement of Certain Directors," "--Election of Directors," "--Information Relating to Directors, Officers and Nominees," "Additional Information--Compensation of Directors and Attendance at Meetings," "--Committees of the Board of Directors," "--Ownership of Common Stock by Certain Beneficial Owners and Management," and "--Compensation of Executive Officers and Directors," and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company's Board of Directors. The term "executive officer," as used herein, means any officer who has major policy-making functions with respect to the Company and/or the Bank.

     Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption "Additional Information--Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     Information on compensation of the Company's executive officers is contained in the Proxy Statement under the captions "Additional Information-- Compensation of Executive Officers and Directors," "--Option/SAR Grants in Last Fiscal Year," "--Executive Employment Agreement" and "--Certain Transactions" and is incorporated herein by reference.

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

     With the exception of the above disclosures, there were no transactions during 1999, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company's officers or directors had or have direct or indirect material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits.  The following Exhibits are attached hereto or incorporated
          --------
by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission):


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
  3.1         Articles of Incorporation of the Company (Incorporated by
              reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the "Form S-
              4")).

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

 11.1         Statement Regarding Computation of Per Share Earnings.

 13.1 Crescent Banking Company 1999 Annual Report to Shareholders. With the exception of information expressly incorporated herein, the 1999 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-KSB.

 21.1         Subsidiaries of the Registrant.

 23.1         Consent of Mauldin & Jenkins, LLC.

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
 27.1          Financial Data Schedule.

 99.1          Crescent Banking Company Proxy Statement for the 2000 Annual
               Meeting of Shareholders.

          B.   Reports on Form 8-K. The Company did not file any Current Reports
               -------------------
on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2000.

                                   CRESCENT BANKING COMPANY

                                   By:  /s/ J. Donald Boggus, Jr.
                                      ------------------------------------------
                                        J. Donald Boggus, Jr.
                                        President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated as of March 24, 2000.

                 Signature                                          Title
                 ---------                                          -----
/s/ J. Donald Boggus, Jr.                              President, Chief Executive Officer and Director
-------------------------------------------                     (Principal Executive Officer)
    J. Donald Boggus, Jr.


/s/ Bonnie B. Boling                                            Chief Financial Officer
-------------------------------------------            (Principal Financial and Accounting Officer)
    Bonnie B. Boling


/s/ A. James Elliott                                        Chairman of the Board of Directors
-------------------------------------------
    A. James Elliott


/s/ J. Donald Boggus, Sr.                                              Director
-------------------------------------------
    J. Donald Boggus, Sr.


/s/ Charles Fendley                                                    Director
-------------------------------------------
    Charles Fendley


/s/ Charles Gehrmann                                                   Director
-------------------------------------------
    Charles Gehrmann


/s/ Michael W. Lowe                                                    Director
-------------------------------------------
    Michael W. Lowe

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
 11.1          Statement Regarding Computation of Per Share Earnings.

 13.1 Crescent Banking Company 1999 Annual Report to Shareholders. With the exception of information expressly incorporated herein, the 1999 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-KSB.

 21.1          Subsidiaries of the Registrant.

 23.1          Consent of Mauldin & Jenkins, LLC.

 27.1          Financial Data Schedule.

 99.1          Crescent Banking Company Proxy Statement for the 2000 Annual
               Meeting of Shareholders.