Form 10-Q
period 2000-03-31
CRESCENT BANKING CO
filed 2000-05-12
CIK 883476

                UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
     EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ____ EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X      No____
                                                   ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1 par value per share, 1,764,136 shares issued and outstanding as of May 8, 2000. 6,668 shares are held as treasury stock.

                           CRESCENT BANKING COMPANY

                                     INDEX

Part 1. Financial Information                                         Page No.

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets                                       3

          Consolidated Statements of Operations and
                 Comprehensive Income (loss)                                4

          Consolidated Statements of Cash Flows                             5

          Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk         18



Part II. Other Information

Item 1.  Legal Proceedings                                                 19

Item 2.  Changes in Securities                                             19

Item 3.  Defaults Upon Senior Securities                                   19

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

PART I - FINANCIAL INFORMATION

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       March 31       December 31
                                                                         2000            1999
                                                                   ---------------------------------
Assets
Cash and due from banks                                               $   3,917,504   $   5,553,931
Interest bearing deposits in other banks                                    121,757         193,151
Securities available-for-sale                                            10,913,840      10,751,741
Securities held-to-maturity, at cost (fair value of
        $2,448,800 and $1,000,000, respectively)                          2,467,580       1,000,000
Mortgage loans held for sale                                             67,311,212      87,284,155

Loans                                                                    64,309,042      54,077,286
Less allowance for loan losses                                             (947,283)       (864,689)
                                                                   --------------------------------
     Loans, net                                                          63,361,759      53,212,597

Premises and equipment, net                                               5,859,318       6,036,385
Other real estate owned                                                      21,940          21,940
Purchased mortgage servicing rights                                       4,903,022       4,212,261
Cash surrender value of life insurance                                    3,122,971       2,101,068
Premium on deposits purchased                                               685,678         704,210
Accounts receivable-brokers and escrow agents                             3,504,642       3,107,498
Other assets                                                              1,937,869       1,574,368
                                                                   --------------------------------

     Total Assets                                                     $ 168,129,092   $ 175,753,305
                                                                   ================================

Liabilities
Deposits

          Noninterest -bearing demand deposits                        $  26,381,331   $  20,061,680
          Interest -bearing demand                                       30,977,810      29,983,190
          Savings                                                         3,636,360       3,301,304
          Time, $100,000 and over                                        11,948,630      17,542,304
          Other time                                                     42,173,083      39,418,175
                                                                   --------------------------------
                          Total deposits                                115,117,214     110,306,653

Drafts payable                                                            3,662,417       2,765,182
Accrued interest and other liabilities                                    2,115,110       2,199,692
Other borrowings                                                         32,795,464      45,786,823
                                                                   --------------------------------
            Total liabilities                                           153,690,205     161,058,350


Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
    authorized;1,764,136 and 1,726,708 issued, respectively               1,764,136       1,760,536
Surplus                                                                   8,107,641       8,091,441
Retained earnings                                                         5,559,929       5,777,722
Less cost of 6,668 shares acquired for the treasury                         (36,091)        (36,091)
Accumulated other comprehensive loss+A19                                   (956,728)       (898,653)
                                                                   --------------------------------
             Total stockholders' equity                                  14,438,887      14,694,955
                                                                   --------------------------------

             Total liabilities and stockholders' equity               $ 168,129,092   $ 175,753,305
                                                                   ================================

See notes to Consolidated Financial Statements.

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)

                                                     For the three months ended
                                                              March 31,
                                                         2000           1999
                                                     --------------------------
Interest income
Interest and fees on loans                              $1,519,943   $1,087,685
Interest and fees on mortgage loans held for sale        1,442,261    3,072,429
Interest on securities:
     Taxable                                               253,355       68,544
     Nontaxable                                              3,838        3,838
Interest on deposits in other banks                         30,460       36,017
Interest on Federal funds sold                              27,721       39,895
                                                     --------------------------
                                                         3,277,578    4,308,408
                                                     --------------------------
Interest expense
Interest on deposits                                     1,118,141    1,110,171
interest on other borrowings                               548,650    1,096,310
                                                     --------------------------
                                                         1,666,791    2,206,481
                                                     --------------------------


Net interest income                                      1,610,787    2,101,927
Provision for loan losses                                   95,000       60,000
                                                     --------------------------
Net interest income after provision for loan losses      1,515,787    2,041,927

Other income
Service charges on deposit accounts                         94,946       64,758
Mortgage servicing fee income                              270,309      253,531
Gestation fee income                                       345,596      598,440
Gains on sale of mortgage
          servicing rights                                 887,494    4,250,728
Other                                                      205,574      161,934
                                                     --------------------------
                                                         1,803,919    5,329,391

Other expenses
Salaries and employee benefits                           1,690,621    2,917,667
Occupancy and equipment expense                            238,880      236,136
Supplies, postage, and telephone                           252,505      442,299
Advertising                                                149,194      104,074
Insurance expense                                           41,775       39,430
Depreciation and amortization                              420,812      395,177
Legal and professional                                     243,520      591,911
Director fees                                               35,325       42,525
Mortgage subservicing expense                               84,791       94,853
Other                                                      308,757      370,125
                                                     --------------------------
                                                         3,466,180    5,234,197

Income (loss) before income taxes                        ($146,474)  $2,137,121
Applicable income taxes (benefits)                       ($ 51,901)  $  852,621
                                                     --------------------------

Net income (loss)                                        ($ 94,573)  $1,284,500
                                                     --------------------------

Other comprehensive income, net of tax
Unrealized losses on securities available for sale
     arising during period                                  58,075       14,455
                                                     --------------------------


Comprehensive income (loss)                               (152,648)   1,270,045
                                                     ==========================

Basic earnings (loss) per common share                      ($0.05)  $     0.76

Diluted earnings (loss) per common share                    ($0.05)  $     0.72

Cash dividends per share of common stock                    $0.070   $    0.050


See Notes to Consolidated Financial Statements

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                For the three months ended
                                                                                         March 31,
                                                                                    2000           1999
                                                                               ------------------------------
Operating Activities
Net Income (loss)                                                                   ($94,573)      $1,284,500
Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Accretion of discount on securities                                     (220,174)         (56,514)
            Amortization of deposit intangible                                        18,532               --
            Amortization of purchased mortgage servicing rights                      163,400          229,500
            Provision for loan loss                                                   95,000           60,000
            Depreciation                                                             238,880          165,677
            Gains on sales of mortgage servicing rights                             (887,494)      (4,250,728)
            Decrease (Increase) in mortgage loans held for sale                   19,972,943      (14,527,328)
            Increase in interest receivable                                         (188,509)         (97,715)
            Increase in accounts receivable                                         (397,144)        (843,146)
            Increase (decrease) in drafts payable                                    897,235       (1,254,460)
            Decrease in interest payable                                            (104,470)          (8,733)
            (Increase) decrease in other assets and liabilities, net                (155,104)         590,123

                                                                               ------------------------------
Net cash provided by (used in) operating activities                               19,338,522      (18,708,824)


Investing Activities
Net (increase) decrease in interest-bearing deposits
            in other banks                                                            71,394          (31,400)
Acquisition of securities held-to-maturity                                        (1,467,580)              --
Acquisition of securities available-for-sale                                              --       (1,244,767)
Purchase of life insurance policies                                               (1,021,903)              --
Acquisition of purchased mortgage servicing rights                                (3,527,758)      (6,274,678)
Proceeds from sales of purchased mortgage
             servicing rights                                                      3,561,091        9,974,833
Decrease in Federal funds sold, net                                                       --        4,410,000
Net increase in loans                                                            (10,244,162)      (2,191,250)
Purchase of premises and equipment                                                   (61,813)        (590,850)

                                                                               ------------------------------
Net cash provided by (used in) investing activities                              (12,690,731)       4,051,888

 Financing Activities
Net increase in deposits                                                           4,810,561        8,520,585
Net increase (decrease) in other borrowings                                      (12,991,359)       5,230,483
Proceeds from the exercise of stock options                                           19,800           80,840
Dividends paid                                                                      (123,220)         (86,002)

                                                                               ------------------------------
Net cash provided (used in) by financing activities                               (8,284,218)      13,745,906

Net decrease in cash and due from banks                                           (1,636,427)        (911,030)
Cash and due from banks at beginning of year                                       5,553,931        4,382,047
                                                                               ------------------------------

Cash and due from banks at end of period                                          $3,917,504       $3,471,017
                                                                               ------------------------------

Supplemental Disclosure of Cash Flow Information
                             Cash paid during period for interest                 $1,771,261       $2,215,214

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000



NOTE 1 ---- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2 ---- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks.



NOTE 3 --- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 2000, the Company had purchased loans for which it provides servicing with principal balances totaling $457.3 million.



NOTE 4 --- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earning per common share (EPS):

                                 Three Months Ended March 31, 2000

                                 Net          Weighted-Average
                                 loss         Shares             Per-Share
                                 (Numerator)  (Denominator)      Amount
                                 --------------------------------------

Basic EPS                        $(94,573)    $1,764,018         $(0.05)

Effect of Dilutive securities
     Stock options               -------      $   93,962

Diluted EPS                      $(94,573)    $1,857,980         $(0.05)

                                 Three Months Ended March 31, 1999

                                 Net          Weighted-Average
                                 Income       Shares             Per Share
                                 (Numerator)  (Denominator)      Amount
                                 --------------------------------------

Basic EPS                        $1,284,500   $1,732,730         $0.76

Effect of Dilutive Securities
     Stock Options               ---------        51,297

Diluted EPS                      $1,284,500   $1,784,027         $0.72

Item 2) MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------

         The following discussion and analysis of the consolidated financial condition and results of operations of Crescent Banking Company and its subsidiaries (the "Company") should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "consider," "continue," "intend," "possible" or other similar words and expressions.

         The Company's actual results may differ significantly from these forward-looking statements because forward-looking statements involve risks and uncertainties, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, mortgages, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

General
-------

         The Company is a Georgia corporation that was incorporated on November 19, 1991, to facilitate the Company becoming the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. The Company provides a broad range of banking and financial services in the areas surrounding Jasper, Georgia and has recently expanded through branches and loan production offices in nearby areas of Bartow, Cherokee and Forsyth Counties, Georgia. The Company also provides wholesale residential mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States. In March 1998, the Bank expanded a loan production office in Bartow County, Georgia to a full service Bank branch. In February 1999, the Bank opened a loan production office in Canton, Georgia converting it to a full service branch in September 1999. The Bank purchased a branch on Towne Lake Parkway, Woodstock, Georgia in June 1999. In February 2000, the Bank opened a loan production office in Cumming, Georgia.

         The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS"), which offers wholesale residential mortgage banking services in the Southeast, Northeast and Midwest United States and provides servicing for residential mortgage loans. CMS was incorporated on October 11, 1994, and is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale residential mortgage banking services in Southeastern, Northeastern and Midwestern states and provides servicing for residential mortgage loans. In February 1998, the Company expanded its mortgage operations by engaging in Federal Housing Administration and Veterans Administration mortgage lending. CMS opened a wholesale mortgage banking office in Chicago, Illinois in December 1998.

         On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the

Nasdaq SmallCap Market under the symbol "CSNT." All of the information presented in this quarterly report for the period ended March 31, 2000 reflect the Company's September 30, 1998 two-for-one stock split.

         The Company's net loss for the three months ended March 31, 2000 was $94,573 compared to net income of $1,284,500 for the three months ended March 31, 1999. The decrease in net income from the first quarter of 1999 to the first quarter of 2000 was primarily the result of earnings pressure on the mortgage banking operations, which had achieved record results in 1998 and the first six months of 1999. Mortgage banking operation had a net loss of $220,160 for the first quarter 2000 compared to net income of $1,803,939 in the first quarter 1999. The decrease in mortgage banking earnings was largely due to the volatility and increases in market interest rates and expectation of additional rate increases by the Federal Reserve. Rates on 30-year mortgages increased over 150 basis points since May 1999. As a result, mortgage production in the first quarter totaled $226.9 million, a decrease of $411 million or 64% from the $638 million achieved in the first quarter of 1999. In addition, the Company's spread on the sale of purchased mortgage servicing rights decreased 31% from 77 basis points in the first quarter 1999 to 51 basis points in the first quarter 2000. Management, based upon a number of assumptions about future events, does not anticipate a significant change in mortgage production volume in the next two quarters.

         While the mortgage operation experienced a decline in earnings, the Bank's earnings continued to improve. The Bank had earnings of $191,462 in the first quarter 2000, 22% greater than earnings of $156,886 in the first quarter 1999. The Bank experienced loan growth of $10.2 million or 19% for the first quarter 2000. The Bank's loan portfolio totaled $64.3 million at March 31, 2000.

Financial Condition
-------------------

         The Company's assets decreased 4.3% during the first quarter 2000 from $175.8 million as of December 31, 1999 to $168.1 million as of March 31, 2000. The decrease in total assets in the first quarter 2000 was the result of a $23.8 million or 37% decrease in residential mortgage loans held for sale, which was partially offset by increases in commercial banking loans. The decrease in assets corresponded with a $13 million, or 28%, decrease in other borrowings. All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank ("Colonial Bank"), and PaineWebber Incorporated ("PaineWebber"), therefore the decrease in mortgage loans held for sale resulted in a lower average balance of other borrowings. The decrease in mortgage loans held for sale from the first quarter 1999 to the first quarter 2000 was the result of increases in market interest rates, that reduced mortgage loan originations.

         Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $145.1 million, or 86.3%, of total assets at March 31, 2000. This represents a 5% decrease from December 31, 1999 when earning assets totaled $152.4 million, or 86.7%, of total assets. The decrease in earning assets resulted primarily from the $23 million decrease of residential mortgage loans held for sale. Average mortgage loans held for sale during the first quarter 2000 of $73.7 million constituted 52.3% of average earning assets and 45.2% of average total assets. Average mortgage loans held for sale during 1999 of $101.7 million constituted 61.3% of average interest-earning assets and 54.2% of average total assets.

         During the first quarter 2000, average commercial banking loans were $58.6 million. Such loans constituted 41.5% of average earning assets and 37% of average total assets. For 1999, average commercial banking loans were $46.8 million, or 28.2% of average earning assets and 25.0% of average total assets. The 25.2% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank's operations in Bartow, Cherokee, and Forsyth Counties, Georgia.

         Commercial banking loans are expected to produce higher yields than securities and other interest-earning assets. In addition, residential mortgage loans held for sale generally generate net interest income due to the greater rates of interest paid to the Bank on the longer term mortgage loans over the rates of interest paid by the Bank on its shorter term warehouse line of credit, brokered deposits and core deposits. Therefore, the absolute volume of commercial banking loans and residential mortgage loans held for sale and the volume as a percentage of total interest-earning assets are an important determinant of the net interest margin thereof.

         The allowance for possible loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's credit administration area and presented to the Loan Committee on a regular basis. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio and adequacy of the allowance. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level that management estimates to be adequate.

         The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Georgia Department may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

         While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         The allowance for loan losses totaled $947,283 or 1.47% of total commercial banking loans at March 31, 2000, and $864,689 or 1.60% of total loans at December 31, 1999. The increase in the allowance for loan losses during the first quarter 2000 was primarily the result of the provision for loan loss of $95,000. The increase in the allowance for loan loss corresponds to the 19% increase in the commercial banking loans in the first quarter 2000. The determination of the reserve level rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and historical experience. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management believes that, based solely upon current projections, the allowance at March 31, 2000 was adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not be realized. Thus, there is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

         The Bank does not maintain a reserve with respect to mortgage loans held for sale due to the anticipated low risk associated with the loans during the Bank's expected short holding period, and the firm commitment takeouts from third parties for such production. The Company does have default and foreclosure risk during the short-term holding period of the mortgages held for sale, which is inherent to the residential mortgage industry. However, the Company has not incurred a loss as a result of this risk and therefore does not maintain a reserve for this purpose.

         The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans is recognized only when received. As of March 31, 2000, the Bank had $218,766 of loans contractually past due more than 90 days, $28,485 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings. As of December 31, 1999, the Bank had $507,531 contractually past due more than 90 days, $30,193 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings.

         Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $21,940 with non-performing loans results in non-performing assets of $50,425 at March 31, 2000. This compares to non-performing assets of $52,133 at December 31,1999. The Bank is currently holding the foreclosed properties for sale.

         The chart below summarizes those of the Bank's assets that management believes warrant special attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represent loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem loans totaled $1.1 million at March 31, 2000, a 20% decrease from December 31, 1999 when potential problem loans totaled $1.4 million.

                                                                      March 31, 2000     December 31, 1999
                                                                 --------------------- -----------------------
Non-performing loans (1)                                                 $28,485               $30,193
Foreclosed properties                                                     21,940                21,940
                                                                          ------                ------
Total non-performing assets                                               50,425                52,133
                                                                          ======                ======

Loans 90 days or more past due on accrual status                        $218,716              $507,532
Potential problem loans (2)                                            1,108,073             1,399,926
Potential problem loans/total loans                                         1.72%                 2.59%
Non-performing assets/total loans
      and foreclosed properties                                             0.08%                 0.10%
Non-performing assets and loans 90 days
         or more past due on accrual status/
         total loans and foreclosed properties                              0.41%                 1.03%

______________________________________________________
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.


         The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $13.5 million at March 31, 2000 compared to $11.9 million at December 31, 1999. Unrealized losses on securities amounted to $1.6 million and $1.5 million at March 31, 2000 and December 31, 1999, respectively. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank had no federal funds sold at March 31, 2000 or December 31, 1999.

         The Company's Mortgage Division (the "Mortgage Division") acquires residential mortgage loans from small retail-oriented originators through its operations of CMS and the mortgage division of the Bank. The Bank acquires conventional loans in the Southeast United States while CMS acquires conventional loans in the Northeast and Midwest United States and FHA/VA loans in the Southeast United States.

         The Bank acquires residential mortgage loans from small retail-oriented originators in the Southeast United States through various funding sources, including the Bank's regular funding sources, a $26.5 million warehouse line of credit from the FHLB-Atlanta and a $45 million repurchase agreement with PaineWebber. CMS acquires residential mortgage loans from small retail-oriented originators in the Southeast, Northeast and Midwest United States through various funding sources, including a $75.0 million line of credit from PaineWebber, a $35 million line of credit from Colonial Bank, a $6.4 million line of credit from Home Federal, and a $75 million repurchase agreement from PaineWebber. Under the repurchase agreements, the Mortgage Division sells its mortgage loans and simultaneously assigns the related forward sale commitments to PaineWebber. Substantially all of the Mortgage Division loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to 30 days. The Mortgage Division purchases loans that it believes will meet secondary market criteria, such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Mortgage Division retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Mortgage Division sells a portion of its retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

         During the first quarter 2000, the Mortgage Division acquired $226.9 million of mortgage loans. The Mortgage Division sold in the secondary market $246.9 million of mortgage loans. At March 31, 2000, $67.3 million of mortgage loans were carried as mortgage loans held for sale on the balance sheet pending sale of such loans, compared to $87.3 million at the end of 1999.

         At March 31, 2000, $4.9 million of purchased mortgage servicing rights were carried on the balance sheet. At December 31, 1999, the Company carried $4.2 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At March 31, 2000, the Company held servicing rights with respect to loans with unpaid principal balances totaling $457.3 million compared to $420.8 at December 31, 1999. During the first quarter 2000, the Company sold servicing rights with respect to $172.6 million of mortgage loans carried on its balance sheet at costs of $2.0 million for a gain of $887,494. During 1999, the Company sold servicing rights with respect to $1.8 billion of mortgage loans carried on its balance sheet at costs of $21.2 million for a gain of $9.8 million The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

         The Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") which is priced at the FHLB-Atlanta daily rate plus 25 basis points (6.84% as of March 31, 2000). All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at LIBOR plus 90 basis points (7.28% at March 31, 2000) and PaineWebber, priced at LIBOR plus 80 basis points (7.61% at March 31, 2000).

         The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $5.9 million at March 31, 2000 compared to fixed assets of $6.0 million at December 31, 1999. In 1999, the Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. At December 31, 1999, the Company had on its balance sheet $2.1 million of cash surrender value of life insurance related to the retirement plan. In the first quarter 2000, the Company added the Directors to the supplemental retirement plan, resulting in $3.1 million of cash value of life insurance at March 31, 2000.

         The Bank's deposits totaled $115.1 million and $110.3 million at March 31, 2000 and December 31, 1999, respectively, an increase of 4.4%. Deposits averaged $105.3 million and $94.5 million during the periods ended March 31, 2000 and December 31, 1999, respectively. Interest-bearing deposits represented 77% of total deposits at both March 31, 2000 and December 31, 1999. Certificates of deposit composed 61% of total interest-bearing deposits for March 31, 2000 compared to 63% at December 31, 1999. The decrease of certificates of deposits as a percentage of total interest-bearing deposits was the result of the $1.3 million increase in interest-bearing demand deposits. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates and increases in interest rates, generally. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

         Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, and 4.0% to 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At March 31, 2000 the Bank's leverage ratio was 9.86%.

         At March 31, 2000 the Company's total shareholders' equity was $14.4 million or 8.56% of total assets, compared to $14.7 million or 8.36% of total assets at December 31, 1999. The increase in shareholders' equity to total asset ratio in first quarter 2000 was the result of a 4.3% decrease in total assets. At March 31, 2000, total capital to risk-adjusted assets was 13.07%, with 12.28% consisting of tangible common shareholders' equity. The Company paid $123,220 of dividends during the first quarter 2000 or $.07 per share. A quarterly dividend of $.075 was declared in April 2000 for payment in May 2000.

         In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (8.50%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. In July 1999, the Company increased the amount of the promissory note to $4.5 million to facilitate the purchase of the Towne Lake branch. The Company was not required to provide additional collateral for the increased borrowings. The Company contributed the additional $3.0 million borrowings to the Bank as capital.

         During the first quarter 2000, 3,600 shares of Common Stock were issued pursuant to employee stock option exercises for an aggregate of $19,800. On March 11, 1998, the Company completed a stock offering for 270,000 shares of common stock at an issue price of $8.125 per share. The Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".

Liquidity and Interest Rate Sensitivity
---------------------------------------

         Liquidity involves the ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain operations. This is accomplished through maturities and repayments of loans and investments, deposit growth, and access to sources of funds other than deposits, such as the federal funds market, and borrowings from the Federal Home Loan Bank and other lenders.

         Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $53.1 million and $56.6 million during the periods ending March 31, 2000 and December 31, 1999, representing 50% and 55% of average deposits for those periods, respectively. The decrease in average liquid assets as a percentage of average deposits was primarily the result of the decrease in mortgage loans held for sale. Average non-mortgage loans were 69% and 45% of average deposits for during the periods ending March 31, 3000 and December 31, 1999, respectively. Average deposits were 74% and 64% of average interest-earning assets for during the periods ending March 31, 3000 and December 31, 1999, respectively.

         The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. In addition to the borrowing sources related to the mortgage operations, the Bank also maintains federal funds lines of credit totaling $4.1 million. The Bank's liquidity position has also been enhanced by the operations of the Mortgage Division due to the investment of funds in short-term assets in the form of mortgages held for sale. Once funded, mortgages will generally be held by the Bank for a period of 10 to 30 days. Management believes its liquidity sources are adequate to meet its operating needs.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the effects of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Bank.

         Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $1.4 million at December 31, 1999. The Bank had utilized the brokered deposits to fund its mortgage loans held for sale and had started to discontinue the use of the brokered deposits following the purchase of the Towne Lake branch which provided the Bank with excess liquidity. As of March 31, 2000, the Bank no longer held any brokered deposits.

         The following table shows the interest sensitivity gaps for four different time intervals as of March 31, 2000.

                         Interest Rate Sensitivity Gaps
                              As of March 31, 2000

                                                     Amounts Repricing In
                            ----------------------------------------------------------------

                                0-90 Days       91-365 Days      1-5 Years    Over 5 Years
                             --------------   ---------------  ------------  ---------------
                                                  (Millions of dollars)
Interest-earning
   assets                         $93.5             $14.8          $25.4            $11.4
Interest-bearing
   liabilities                     76.3              27.1           15.8              2.3
                            ----------------------------------------------------------------
Interest sensitivity
   gap                            $17.2            $(12.3)          $9.6             $9.1
                            ================================================================

         The Company was in an asset-sensitive position for the cumulative three-month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At March 31, 2000, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $23.6 million, or 14% of total assets.

         At March 31, 2000, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $284.2 million, down 47% from the $539 million a year earlier. Of the Pipeline, the Company had, as of March 31, 2000, approximately $116.3 million for which the Company had interest rate risk. The remaining $167.9 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be reprice at the current market rate.

         The Mortgage Division has adopted a policy intended to reduce interest rate risk incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by the Company, through "pairing off" the commitment, or purchasing loans through the secondary market. Under certain condition the Company seeks best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans purchased by the Company through the secondary market. The Company considers the cost of the hedge to be part of the cost of the Company's servicing rights, and therefore the hedge is accounted for as part of the cost of the Company's servicing portfolio. As a result, any gain or loss on the hedge reduces or increases, as appropriate, the cost basis of the servicing portfolio.

         In hedging the Pipeline, the Company must use a best estimation of the percentage of the Pipeline that will not close (i.e. loans that "fallout"). Loans generally fallout of the Pipeline for various reasons including, without limitation, borrowers' failures to qualify for the loan, construction delays, inadequate appraisal values and changes in interest rates which are substantial enough for the borrower to seek another financing source. An increasing interest rate environment provides greater motivation for the consumer to lock and close loans. Conversely, in a decreasing interest rate environment, the consumer has a tendency to delay locking and closing loans in order to obtain the lowest rate. As a result, an increasing interest rate environment generally results in the Company's fallout ratio to be less than in an average market. Conversely, in a decreasing rate environment, the Company's fallout ratio tends to be greater than in an average market. If the Company's fallout ratio is greater than anticipated, the Company will have more mandatory commitments to deliver loans than it has loans for which it has closed. In this circumstance, the Company must purchase the loans to meet the mandatory commitment on the secondary market and therefore will have interest rate risk in these loans. Conversely, if the Company's fallout ratio is less than anticipated, the Company will have fewer mandatory commitments to deliver loans than it has loans for which it has closed. In this circumstance, the Company must sell the loans on the secondary market without a mandatory commitment and therefore will have interest rate risk in these loans.

         The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of March 31, 2000, the Company had in place purchase commitment agreements terminating between April and June of 2000 with respect to an aggregate of approximately $63.3 million to hedge the mortgage pipeline of $116.3 million for which the Bank had an interest rate risk.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 2000. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

         Management continually tries to manage the interest rate sensitivity gap. Attempting to minimize the gap is a continual challenge in a changing interest rate environment and one of the objectives of the Bank's asset/liability management strategy.

Results of Operations
---------------------

         A principal source of revenue for the Bank is net interest income, which is the difference between income received on interest-earning assets, such as investment securities and loans, and interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") of interest-earning assets and the various rate spreads between the interest-earning assets and the Bank's funding sources. Changes in net interest income from period to period result from increases or decreases in volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans) and the availability of particular sources of funds, such as non-interest bearing deposits.

         The Company achieved record mortgage production with interest rates at historical low levels in the last six months of 1998 and the first six months of 1999. The Federal Reserve Open Market Committee has moved interest rates on four occasions since May 1999 for a total of 100 basis points. Rates began increasing mid-second quarter 1999 resulting in an increase in rates on a 30-year mortgage of over 150 basis points. As a result of the increase in interest rates, the Company's mortgage production declined. The Company had closed $226.9 million of mortgage loans during the first quarter 2000 compared to $638 million during the first quarter 1999.

         The Company had interest income of $3.3 million for the three months ended March 31, 2000 compared to $4.3 million three months ended March 31, 1999. The decrease in interest income is attributable to the decrease in interest-earning assets which is the result of the lower volume of mortgage loans as well as a lower volume of fee income associated with mortgage loans which is included in interest income. Fee income associated with mortgage loans for the first quarter 2000 totaled $548,210 compared to fee income for the first quarter 1999 of $1.5 million.

         The Company had interest expense of $1.7 million for the three months ended March 31, 2000 and $2.2 million for the three months ended March 31, 1999. The decrease resulted from a lower level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the lower volume in the Northeast and Midwest mortgage operation resulted in a lower average balance of other borrowings. In the first quarters 2000 and 1999, interest expense accounted for 32% and 28% of total expenses, respectively.

         Net interest income for the first quarter 2000 was $1.6 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first quarter 2000 was 5.21%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 4.51%. Net interest income, interest margin and net interest spread for the first quarter 1999 were $2.2 million, 5.4%, and 3.8%, respectively. The decrease in net interest income is related to the fee income related to a lower volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold. The decrease in net interest margin and interest spread is indicative of the relatively flat yield curve during the first quarter 2000 as well as the decrease in mortgage production. A flat yield curve is created as the yield on short term and long-term investments narrows.

         The Company made a provision to the allowance for loan losses of $95,000 in the first quarter 2000. The Company made provisions to the allowance for loan losses in the amount of $60,000 in first quarter 1999. During the first quarter of 2000, the Bank charged-off, net of recoveries, $12,406 of loans to the allowance for loan losses. During the first quarter of 1999, the Bank charged-off, net of recoveries, $591 of loans to the allowance for loan losses.

         Other income was $1.8 million in the first quarter 2000 compared to $5.3 million in the first quarter 1999. The decrease in other income was related to the decrease of gains on the sale of mortgage servicing rights. During the first three months of 2000, the Company sold servicing rights with respect to $172.6 million of mortgage loans for a gain of $887,494 or a spread on the sale of servicing of 0.51%. During the first three months of 1999, the Company sold servicing rights with respect to $553.4 million of mortgage loans for a gain of $4.3 million or a spread on the sale of servicing of 0.77%. The decrease in the spread on the sale of servicing rights is indicative of the competitive pricing in the mortgage industry in the first quarter 2000. The decrease in the spread on the sale of purchased mortgage rights resulted primarily from the decrease in mortgage production resulting in greater competition for the reduced volume of production. The Company currently plans to sell a portion of the servicing rights retained during 2000, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment.

         Other operating expenses decreased to $3.5 million in the first quarter 2000 from $5.2 million in the first quarter 1999. The Company had increased its labor and overhead in late 1998 and early 1999 in order to process the anticipated higher volume of mortgage production, including opening an office in Chicago during the fourth quarter of 1998. In response to the decline in mortgage production and spread on the sale of purchased mortgage servicing rights, the Company has attempted to reduce overhead expenses. CMS closed its office in Atlanta which primarily processed FHA and VA loans. These products continue to be offered through the Perimeter Center Circle office. In total, the Company has reduced mortgage overhead expenses by $1.6 million or 41% form $3.9 million in the first quarter 1999 to $2.3 million in the first quarter 2000.

         The Company had net loss of $94,573 in the first quarter 2000, compared to net income of $1.3 million in the first quarter 1999. Net income was adversely effected primarily by the decline in mortgage production and the reduced gain on the sale of mortgage servicing rights. Income tax as a percentage of pretax net income was 35% and 39% for the first quarter 2000 and 1999, respectively.

Effects of Inflation
--------------------

         Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and in 1999 the Federal Reserve increased interest rates in an attempt to prevent inflation. In addition, inflation results in financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Item 3)  Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to movements in interest rates. Interest rate risk is discussed under "liquidity and Interest Rate Sensitivity" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report, and in the same sections of the Company's 1999 Annual Report, as well as under "Effects of Inflation" in the 1999 Annual Report. Interest rate risk especially affects the Company's mortgage banking operations.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities -  None

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of Shareholders of the Company was held on April 20, 2000 at which time the following matters were brought before and voted upon by the shareholders:

     1) The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

                                                                 Withhold
          Name                     Term expiring  For            Authority
          ----                     -------------  ---            ---------
          James D. Boggus, Sr.          2003      1,234,267      --
          Michael W. Lowe               2003      1,234,267      --
          Charles Gehrmann              2002      1,234,267      --
          John S. Dean, Sr.             2001      1,234,267      --

     There were no broker non-votes with respect to the election of directors.


     2) The approval of the Crescent Banking Company 2000 Employee Stock Purchase Plan:

          For                 Against        Abstained
          ---                 -------        ---------
          1,096,507           4,600          2,300

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



Date:    May 11, 2000          /s/ J. Donald Boggus, Jr.
      -------------------      -------------------------
                               J. Donald Boggus, Jr.
                               President, Chief Executive Officer and
                               Chief Financial Officer