Form 10-Q
period 2000-06-30
CRESCENT BANKING CO
filed 2000-08-11
CIK 883476

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934
For the quarterly period ended June 30, 2000
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
---- EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

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


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X        No
                                                   -------        -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common stock, $1 par value per share, 1,785,302 shares issued and outstanding as of August 8, 2000. 6,668 shares are held as treasury stock.

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

PART I - FINANCIAL INFORMATION

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                 June 30      December 31
                                                                   2000           1999
                                                              ------------   ------------
Assets
Cash and due from banks                                       $  5,661,773   $  5,553,931
Interest bearing deposits in other banks                            76,314        193,151
Securities available-for-sale                                   11,456,756     10,751,741
Securities held-to-maturity, at cost (fair value of
    $2,448,800 and $1,000,000, respectively)                     2,497,407      1,000,000
Mortgage loans held for sale                                    89,074,540     87,284,155

Loans                                                           76,813,571     54,077,286
Less allowance for loan losses                                  (1,087,787)      (864,689)
                                                              ------------   ------------
   Loans, net                                                   75,725,784     53,212,597

Premises and equipment, net                                      6,464,052      6,036,385
Other real estate owned                                             21,940         21,940
Purchased mortgage servicing rights                              5,520,514      4,212,261
Cash surrender value of life insurance                           3,159,675      2,101,068
Premium on deposits purchased                                      667,147        704,210
Accounts receivable-brokers and escrow agents                    3,736,522      3,107,498
Other assets                                                     2,144,979      1,574,368
                                                              ------------   ------------

   Total Assets                                               $206,207,403   $175,753,305
                                                              ============   ============

Liabilities
Deposits
   Noninterest-bearing demand deposits                        $ 25,565,391   $ 20,061,680
   Interest-bearing demand                                      31,577,804     29,983,190
   Savings                                                       3,549,305      3,301,304
   Time, $100,000 and over                                      13,941,114     17,542,304
   Other time                                                   47,632,064     39,418,175
                                                              ------------   ------------
       Total deposits                                          122,265,678    110,306,653

Drafts payable                                                  11,287,982      2,765,182
Accrued interest and other liabilities                           2,381,310      2,199,692
Other borrowings                                                55,592,527     45,786,823
                                                              ------------   ------------
   Total liabilities                                           191,527,497    161,058,350

Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
   authorized; 1,785,302 and 1,760,536 issued, respectively      1,785,302      1,760,536
Surplus                                                          8,261,258      8,091,441
Retained earnings                                                5,589,752      5,777,722
Less cost of 6,668 shares acquired for the treasury                (36,091)       (36,091)
Accumulated other comprehensive loss                              (920,315)      (898,653)
                                                              ------------   ------------
       Total stockholders' equity                               14,679,906     14,694,955
                                                              ------------   ------------

       Total liabilities and stockholders' equity             $206,207,403   $175,753,305
                                                              ============   ============

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                       For the three months ended   For the six months ended
                                                                  June 30,                  June 30,
                                                             2000          1999         2000          1999
                                                       --------------------------   ------------------------
Interest income
Interest and fees on loans                                1,834,251     1,142,989    3,354,194     2,230,674
Interest and fees on mortgage loans held for sale         2,022,973     2,596,696    3,465,234     5,669,125
Interest on securities:
     Taxable                                                268,267       108,461      521,622       177,005
     Nontaxable                                               3,838         3,838        7,676         7,676
Interest on deposits in other banks                           6,395        60,505       36,855        96,522
Interest on Federal funds sold                                5,468        43,742       33,189        83,637
                                                          ---------     ---------    ---------     ---------
                                                          4,141,192     3,956,231    7,418,770     8,264,639
Interest expense
Interest on deposits                                      1,201,208       998,519    2,319,349     2,108,690
interest on other borrowings                                723,372     1,197,951    1,272,022     2,294,261
                                                          ---------     ---------    ---------     ---------
                                                          1,924,580     2,196,470    3,591,371     4,402,951


Net interest income                                       2,216,612     1,759,761    3,827,399     3,861,688
Provision for loan losses                                   140,000        90,000      235,000       150,000
                                                          ---------     ---------    ---------     ---------
Net interest income after provision for loan losses       2,076,612     1,669,761    3,592,399     3,711,688

Other income
Service charges on deposit accounts                         101,828        65,047      196,774       129,805
Mortgage servicing fee income                               282,568       387,665      552,877       641,196
Gestation fee income                                        190,641       836,612      536,237     1,435,052
Gains on sale of  mortgage  servicing rights              1,315,185     3,113,554    2,202,679     7,364,282
Other                                                       101,792       272,294      211,405       434,228
                                                          ---------     ---------    ---------     ---------
                                                          1,992,014     4,675,172    3,699,972    10,004,563


Other expenses
Salaries and employee benefits                            1,927,804     2,690,834    3,618,425     5,608,501
Net occupancy and equipment expense                         256,627       239,426      495,507       475,562
Supplies, postage, and telephone                            296,945       415,276      549,450       857,575
Advertising                                                 112,929       146,224      262,123       250,298
Insurance expense                                            45,877        37,295       87,652        76,725
Depreciation and amortization                               389,433       353,889      810,245       749,066
Legal, professional, outside services                        87,818     1,066,086      235,377     1,657,997
Director fees                                                44,075        35,825       79,400        78,350
Mortgage subservicing expense                                90,677       121,236      175,468       216,089
Other                                                       568,804       237,648      877,561       607,773
                                                          ---------     ---------    ---------     ---------
                                                          3,820,989     5,343,739    7,191,208    10,577,936

Income before income taxes                                  247,637     1,001,194      101,163     3,138,315
Applicable income taxes                                      84,823       308,086       32,922     1,160,707
                                                          ---------     ---------    ---------     ---------

Net income                                               $  162,814    $  693,108   $   68,241   $ 1,977,608
                                                          ---------     ---------    ---------     ---------
Other comprehensive income, net of tax
Unrealized gains/(losses) on securities available
      for sale arising during period                         36,413         8,667      (21,662)       (5,942)
                                                          ---------     ---------    ---------     ---------

Comprehensive income                                        199,227       701,775       46,579     1,971,666
                                                          =========     =========    =========     =========

Basic earnings per common share                              $ 0.09        $ 0.41       $ 0.04        $ 1.16

Diluted earnings per common share                            $ 0.09        $ 0.38       $ 0.04        $ 1.09

Cash dividends per share of common stock                     $0.075        $0.055       $0.145        $0.105

See Notes to Conslidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                 For the six months ended
                                                                         June 30,
                                                                   2000           1999
                                                               ----------------------------
Operating Activities
Net Income                                                           68,241      1,977,608
Adjustments to reconcile net income  to net
   cash provided by (used in) operating activities:
     Accretion of discount on securities                           (496,004)      (160,622)
     Amortization of deposit intangible                              37,063             --
     Amortization of purchased mortgage servicing rights            330,600        127,529
     Provision for loan loss                                        235,000        150,000
     Depreciation                                                   479,645        621,537
     Gains on sales of mortgage servicing rights                 (2,202,679)    (7,364,282)
     (Increase) decrease in mortgage loans held for sale         (1,790,385)     1,500,395
     (Increase) decrease in interest receivable                    (276,890)        39,714
     Increase in accounts  receivable                              (629,024)    (1,664,089)
     Increase in drafts payable                                   8,522,800        457,158
     Increase (decrease) in interest payable                       (178,407)        98,185
     (Increase) decrease in other assets and liabilities, net        66,306     (4,959,577)
                                                               ---------------------------
Net cash provided by (used in) operating activities               4,166,266     (9,176,444)



Investing Activities
Net decrease in interest-bearing deposits in other banks            116,837        408,614
Acquisition of securities held-to-maturity                       (1,467,580)            --
Acquisition of securities available for sale                       (260,500)    (2,891,781)
Purchase of life insurance policies                              (1,058,607)
Acquisition of purchased mortgage servicing rights               (6,623,831)   (13,007,049)
Proceeds from sales of purchased mortgage
             servicing rights                                     7,187,657     19,097,930
Decrease  in Federal funds sold, net                                     --     (6,340,000)
Net increase  in loans                                          (22,748,187)    (5,803,018)
Purchase of premises and equipment                                 (907,312)    (2,988,275)
                                                               ---------------------------
Net cash used in investing activities                           (25,761,523)   (11,523,579)

 Financing Activities
Net increase in deposits                                         11,959,025     16,620,208
Net increase in other borrowings                                  9,805,704      3,499,121
Proceeds from exercise of stock options                             194,583         97,270
Dividends paid                                                     (256,213)      (181,374)
                                                               ---------------------------
Net cash provided by financing activities                        21,703,099     20,035,225

Net increase (decrease) in cash and cash equivalents                107,842       (664,798)
Cash and cash equivalents at beginning of year                    5,553,931      4,382,047
                                                               ---------------------------

Cash and cash equivalents at end of year                       $  5,661,773   $  3,717,249
                                                               ===========================
Supplemental Disclosure of Cash Flow Information
            Cash paid during period for interest                  3,769,778      4,304,766


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

NOTE 1 -- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 3 -- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2000, the Company had purchased loans for which it provides servicing with principal balances totaling $515.2 million.

NOTE 4 -- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earning per common share (EPS):

                                        Six Months Ended June 30, 2000
                                        Net             Weighted-Average
                                        Income          Shares            Per-Share
                                        (Numerator)     (Denominator)     Amount
                                        -------------------------------------------
Basic EPS                               $68,241         1,774,028         $0.04
Effect of Dilutive securities
        Stock options                       --             76,808
Diluted EPS                             $68,241         1,850,836         $0.04

                                Six Months Ended June 30, 1999

                                Net             Weighted-Average
                                Income          Shares               Per Share
                                (Numerator)     (Denominator)        Amount
                                -----------------------------------------------
Basic EPS                       $1,977,608      1,702,376            $1.16

Effect of Dilutive Securities
  Stock Options                         --        109,185

Diluted EPS                     $1,977,608      1,811,561            $1.09


                                Three Months Ended June 30, 2000

                                Net             Weighted-Average
                                Income          Shares               Per Share
                                (Numerator)     (Denominator)        Amount
                                -----------------------------------------------
Basic EPS                       $  162,814      1,782,005            $0.09

Effect of Dilutive Securities
  Stock Options                         --         57,878

Diluted EPS                     $  162,814      1,839,883            $0.09


                                Three Months Ended June 30, 1999

                                Net             Weighted-Average
                                Income          Shares               Per Share
                                (Numerator)     (Denominator)        Amount
                                -----------------------------------------------
Basic EPS                       $  693,108      1,708,366            $0.41

Effect of Dilutive Securities
  Stock Options                         --        127,188

Diluted EPS                     $  693,108      1,835,554            $0.38

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

General
-------

     The Company is a Georgia corporation that was incorporated on November 19, 1991, to facilitate the Company becoming the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. The Company provides a broad range of banking and financial services in the areas surrounding Jasper, Georgia and has recently expanded through branches and loan production offices in nearby areas of Bartow, Cherokee and Forsyth Counties, Georgia. The Company also provides wholesale residential mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States. In March 1998, the Bank expanded a loan production office in Bartow County, Georgia to a full service Bank branch. In February 1999, the Bank opened a loan production office in Canton, Georgia converting it to a full service branch in September 1999. The Bank purchased a branch on Towne Lake Parkway, Woodstock, Georgia in June 1999. In February 2000, the Bank opened a loan production office in Cumming, Georgia, with expectations of this office converting to a full service branch in the fourth quarter 2000.

     The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS"), which offers wholesale residential mortgage banking services in the Southeast, Northeast and Midwest United States and provides servicing for residential mortgage loans. CMS was incorporated on October 11, 1994, and is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale residential mortgage banking services in Southeastern, Northeastern and Midwestern states and provides servicing for residential mortgage loans. In February 1998, the Company expanded its mortgage operations by engaging in Federal Housing Administration and Veterans Administration mortgage lending. CMS opened a wholesale mortgage banking office in Chicago, Illinois in December 1998. CMS will open a satellite office in Maryland in the 4th quarter 2000 to serve the Mid-Atlantic region. The office will be staffed with three account executives, two underwriters and two customer service representatives.

     On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT.

     The Company's net income for the six months ended June 30, 2000 was $68,241 compared to net income of $1,977,608 for the six months ended June 30, 1999.
The decrease in net income from the first six months of 1999 to the first six months of 2000 was primarily the result of earnings pressure on the mortgage banking operations, which had achieved record results in 1998 and the first six months of 1999. Mortgage banking operation had a net loss of $130,390 for the first six months of 2000 compared to net income of $1,819,474 in the first six months of 1999. The decrease in mortgage banking earnings was largely due to the volatility and increases in market interest rates and expectation of additional rate increases by the Federal Reserve. Rates on 30-year mortgages increased over 150 basis points since May 1999. As a result, mortgage production in the first six months 2000 totaled $541.2 million, a decrease of $659 million or 55% from the $1.2 billion achieved in the first six months of 1999. In addition, the Company's spread on the sale of purchased mortgage servicing rights decreased 21% from 67 basis points in the first six months of 1999 to 53 basis points in the first six months of 2000. Management, based upon a number of assumptions about future events, does not anticipate a significant change in mortgage production volume in the next two quarters.

     While the mortgage operation experienced a decline in earnings, the Bank's earnings continued to improve. The Bank had earnings of $390,142 in the first six months of 2000, 14% greater than earnings of $342,605 in the first six months of 1999. The Bank experienced loan growth of $22.7 million or 42% in the first six months of 2000. The Bank's loan portfolio totaled $76.8 million at June 30, 2000.

Financial Condition
-------------------

     The Company's assets increased 17% during the first six months of 2000 from $175.8 million as of December 31, 1999 to $206.2 million as of June 30, 2000. The increase in total assets in the first six months of 2000 was the result of the $22.7 million or 42% increase in commercial banking loans. The increase in assets corresponded with a $12 million, or 11%, increase in deposits and a $9.8 million, or 21% in other borrowings

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $178.8 million, or 86.7%, of total assets at June 30, 2000. This represents a 17% increase from December 31, 1999 when earning assets totaled $152.4 million, or 86.7%, of total assets. The increase in earning assets resulted primarily from the $22.7 million increase of commercial banking loans. Average mortgage loans held for sale during the first six months of 2000 of $70.4 million constituted 46.6% of average earning assets and 40.1% of average total assets. Average mortgage loans held for sale during 1999 of $101.7 million constituted 61.3% of average interest-earning assets and 54.2% of average total assets.

     During the first six months of 2000, average commercial banking loans were $65.2 million. Such loans constituted 43.2% of average earning assets and 37.3% of average total assets. For 1999, average commercial banking loans were $46.8 million, or 28.2% of average earning assets and 25.0% of average total assets. The 39.3% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank's operations in Bartow, Cherokee, and Forsyth Counties, Georgia.

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

     The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Georgia Department of Banking and Finance may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

     The allowance for loan losses totaled $1,087,787 or 1.42% of total commercial banking loans at June 30, 2000, and $864,689 or 1.60% of total loans at December 31, 1999. The increase in the allowance for loan losses during the first six months of 2000 was primarily the result of the provision for loan loss of $235,000. The increase in the allowance for loan loss corresponds to the 42% increase in the commercial banking loans in the first six months of 2000. The determination of the reserve level rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and historical experience. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management believes that, based solely upon current projections, the allowance at June 30, 2000 was adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not be realized. Thus, there is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

     The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans is recognized only when received. As of June 30, 2000, the Bank had $802,784 of loans contractually past due more than 90 days, $40,826 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings. As of December 31, 1999, the Bank had $507,531 contractually past due more than 90 days, $30,193 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings.

     Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $21,940 with non-performing loans results in non-performing assets of $62,766 at June

30, 2000. This compares to non-performing assets of $52,133 at December 31,1999. The Bank is currently holding the foreclosed properties for sale.

     The chart below summarizes those of the Bank's assets that management believes warrant special attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represent loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem loans totaled $1.5 million at June 30, 2000 compared to December 31, 1999 when potential problem loans totaled $1.4 million.


                                                     June 30, 2000     December 31, 1999
                                                     -------------     -----------------

Non-performing loans (1)                              $   40,826          $   30,193
Foreclosed properties                                     21,940              21,940
                                                      ----------          ----------
Total non-performing assets                               62,766              52,133
                                                      ==========          ==========

Loans 90 days or more past due on accrual status      $  802,784          $  507,532
Potential problem loans (2)                            1,459,673           1,399,926
Potential problem loans/total loans                         1.90%               2.59%
Non-performing assets/total loans
   and foreclosed properties                                0.08%               0.10%
Non-performing assets and loans 90 days
     or more past due on accrual status/
     total loans and foreclosed properties                  1.04%               1.03%

----------
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.


  The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $10.9 million at June 30, 2000 compared to $11.9 million at December 31, 1999. Unrealized losses on securities amounted to $1.6 million and $1.5 million at June 30, 2000 and December 31, 1999, respectively. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to
recover prior to the time of sale.   The Bank had no federal funds sold at June
30, 2000 or December 31, 1999.

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

   The Bank acquires residential mortgage loans from small retail-oriented originators in the Southeast United States through various funding sources, including the Bank's regular funding sources, a $26.5 million warehouse line of credit from the FHLB-Atlanta and a $45 million repurchase agreement with PaineWebber. In July 2000, the Bank increase its warehouse line of credit with the FHLB-Atlanta to $36 million. CMS acquires residential mortgage loans from small retail-oriented originators in the Southeast, Northeast and Midwest United States through various funding sources, including a $75.0 million line of credit from PaineWebber, a $35 million line of credit from Colonial Bank, and a $75 million repurchase agreement from PaineWebber. Under the repurchase agreements, the Mortgage Division sells its mortgage loans and simultaneously assigns the related forward sale commitments to PaineWebber. Substantially all of the Mortgage Division loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to 30 days. The Mortgage Division purchases loans that it believes will meet secondary market criteria, such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Mortgage Division retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Mortgage Division sells a portion of its retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

  During the first six months of 2000, the Mortgage Division acquired $541.2 million of mortgage loans. The Mortgage Division sold in the secondary market $539.4 million of mortgage loans. At June 30, 2000, $89.1 million of mortgage loans were carried as mortgage loans held for sale on the balance sheet pending sale of such loans, compared to $87.3 million at the end of 1999.

  At June 30, 2000, $5.5 million of purchased mortgage servicing rights were carried on the balance sheet. At December 31, 1999, the Company carried $4.2 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At June 30, 2000, the Company held servicing rights with respect to loans with unpaid principal balances totaling $515.2 million compared to $420.8 at December 31, 1999. During the first two quarters 2000, the Company sold servicing rights with respect to $419.1 million of mortgage loans carried on its balance sheet at costs of $5.0 million for a gain of $2.2 million. During 1999, the Company sold servicing rights with respect to $1.8 billion of mortgage loans carried on its balance sheet at costs of $21.2 million for a gain of $9.8 million The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

  The Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") which is priced at the FHLB-Atlanta daily rate plus 25 basis points (7.65% as of June 30, 2000). All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at LIBOR plus 90 basis points (7.54% at June 30, 2000) and PaineWebber, priced at Federal Funds rate plus 125 basis points (7.97% at June 30, 2000).

  The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $6.5 million at June 30, 2000 compared to fixed
assets of $6.0 million at December 31, 1999.    In 1999, the Bank provided a
supplemental retirement plan to its Banking officers funded with life insurance. At December 31, 1999, the Company had on its balance sheet $2.1 million of cash surrender value of life insurance related to the retirement plan. In the first quarter 2000, the Company added the Directors to the supplemental retirement plan, resulting in $3.2 million of cash value of life insurance at June 30, 2000.

  The Bank's deposits totaled $122.3 million and $110.3 million at June 30, 2000 and December 31, 1999, respectively, an increase of 10.9%. Deposits averaged $110.2 million and $94.5 million during the periods ended June 30, 2000 and December 31, 1999, respectively. Interest-bearing deposits represented 79% and 77% of total deposits at June 30, 2000 and December 31, 1999, respectively. Certificates of deposit composed 64% of total interest-bearing deposits for June 30, 2000 compared to 63% at December 31, 1999. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates and increases in interest rates, generally. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

  Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, and 4.0% to 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At June 30, 2000 the Bank's leverage ratio was 8.97%.

  At June 30, 2000 the Company's total shareholders' equity was $14.7 million or 7.08% of total assets, compared to $14.7 million or 8.36% of total assets at December 31, 1999. The decrease in shareholders' equity to total asset ratio in first six months of 2000 was the result of a 17.3% increase in total assets. At June 30, 2000, total capital to risk-adjusted assets was 12.39%, with 11.45% consisting of tangible common shareholders' equity. The Company paid $256,213 of dividends during the first six months of 2000 or $0.145 per share. A quarterly dividend of $0.0775 was declared in July 2000 for payment in August 2000.

     In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (9.00%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. In July 1999, the Company increased the amount of the promissory note to $4.5 million to facilitate the purchase of the Towne Lake branch. The Company was not required to provide additional collateral for the increased borrowings. The Company contributed the additional $3.0 million borrowings to the Bank as capital.

  During the first six months of 2000, 24,766 shares of Common Stock were issued pursuant to employee stock option exercises for an aggregate of $194,583. On March 11, 1998, the Company completed a stock offering for 270,000 shares of common stock at an issue price of $8.125 per share. The Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".

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

  Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $40.8 million and $56.6 million during the periods ending June 30, 2000 and December 31, 1999, representing 37% and 55% of average deposits for those periods, respectively. The decrease in average liquid assets as a percentage of average deposits was primarily the result of the growth in commercial banking loans. Average non-mortgage loans were 59% and 45% of average deposits for during the periods ending June 30, 2000 and December 31, 1999, respectively. Average deposits were 73% and 64% of average interest-earning assets for during the periods ending June 30, 2000 and December 31, 1999, respectively.

  The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. In addition to the borrowing sources related to the mortgage operations, the Bank also maintains federal funds lines of credit totaling $6.1 million. In addition, the Bank has entered into a master securities repurchase agreement, allowing access to approximately $7.6 million of borrowings. The Bank's liquidity position has also been enhanced by the operations of the Mortgage Division due to the investment of funds in short-term assets in the form of mortgages held for sale. Once funded, mortgages will generally be held by the Bank for a period of 10 to 30 days. Management believes its liquidity sources are adequate to meet its operating needs.

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

  Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $1.4 million at December 31, 1999. The Bank had utilized the brokered deposits to fund its mortgage loans held for sale and had started to discontinue the use of the brokered deposits following the purchase of the Towne Lake branch which provided the Bank with excess liquidity. As of June 30, 2000, the Bank held $693,000 of brokered deposits.

  The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 2000.

                                              Interest Rate Sensitivity Gaps
                                                   As of June 30, 2000

                                                   Amounts Repricing In
                                  --------------------------------------------------
                                  0-90 Days   91-365 Days   1-5 Years   Over 5 Years
                                  ---------   -----------   ---------   ------------
                                                  (Millions of dollars)

Interest-earning
 assets                             $116.9       $ 18.1       $33.0          $11.9
Interest-bearing
 liabilities                          78.5         35.8        35.7            2.3
                                    ----------------------------------------------
Interest sensitivity
 gap                                $ 38.4       $(17.7)      $(2.7)         $ 9.6
                                    ==============================================

  The Company was in an asset-sensitive position for the cumulative three-month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At June 30, 2000, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $27.6 million, or 13% of total assets.

  At June 30, 2000, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $316.9 million, down 28% from the $439.7 million a year earlier. Of the Pipeline, the Company had, as of June 30, 2000, approximately $124.5 million for which the Company had interest rate risk. The remaining $192.4 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be repriced at the current market rate.

  The Mortgage Division has adopted a policy intended to reduce interest rate risk incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by the Company, through "pairing off" the commitment, or purchasing loans through the secondary market. Under certain conditions the Company seeks best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans purchased by the Company through the secondary market. The Company considers the cost of the hedge to be part of the cost of the Company's servicing rights, and therefore the hedge is accounted for as part of the cost of the Company's servicing portfolio. As a result, any gain or loss on the hedge reduces or increases, as appropriate, the cost basis of the servicing portfolio.

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

  The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of June 30, 2000, the Company had in place purchase commitment agreements terminating between July and September of 2000 with respect to an aggregate of approximately $87.9 million to hedge the mortgage pipeline of $124.5 million for which the Bank had an interest rate risk.

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

  The Company achieved record mortgage production with interest rates at historical low levels in the last six months of 1998 and the first six months of 1999. Rates began increasing mid-second quarter 1999 resulting in an increase in rates on a 30-year mortgage of over 150 basis points. As a result of the increase in interest rates, the Company's mortgage production declined. The Company had closed $541.2 million of mortgage loans during the first six months of 2000 compared to $1.2 billion during the first six months of 1999.

  The Company had interest income of $7.4 million for the six months ended June 30, 2000 compared to $8.3 million six months ended June 30, 1999. The decrease in interest income is attributable to the lower volume of mortgage loans as well as a lower volume of fee income associated with mortgage loans which is included in interest income. Fee income associated with mortgage loans for the first six months of 2000 totaled $1.3 million compared to fee income for the first six months of 1999 of $2.7 million.

  The Company had interest income of $4.1 million for the three months ended June 30, 2000 compared to $4.0 million three months ended June 30, 1999. The increase in interest income is attributable to the higher volume of commercial bank loans partially offset by the lower volume of mortgage loan production and associated fee income.

  The Company had interest expense of $3.6 million for the six months ended June 30, 2000 and $4.4 million for the six months ended June 30, 1999. The decrease resulted from a lower level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the lower volume in the Northeast and Midwest mortgage operation resulted in a lower average balance of other borrowings. In the first two quarters 2000 and 1999, interest expense accounted for 33% and 29% of total expenses, respectively.

  The Company had interest expense of $1.9 million for the three months ended June 30, 2000 and $2.2 million for the three months ended June 30, 1999. The decrease resulted from a lower level of other borrowings as a result of the decline in mortgage loan production.

  Net interest income for the first six months of 2000 was $3.8 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first six months of 2000 was 5.70%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 4.86%. Net interest income, interest margin and net interest spread for the first six months of 1999 were $3.9 million, 4.1%, and 3.5%, respectively. The decrease in net interest income resulted from a decrease in the fee income related to a lower volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold. The increase in net interest margin and interest spread is indicative of the Company's balance sheet being asset sensitive in the short term during a period when rate were increasing.

  The Company made a provision to the allowance for loan losses of $235,000 in the first six months of 2000. During the first six months of 2000, the Bank charged-off, net of recoveries, $11,902 of loans to the allowance for loan losses. The Company made provisions to the allowance for loan losses in the amount of $150,000 in first six months of

1999. During the first six months of 1999, the Bank charged-off, net of recoveries, $13,128 of loans to the allowance for loan losses. The Company made a provision to the allowance for loan losses of $140,000 in the second quarter 2000. The Company made provisions to the allowance for loan losses in the amount of $90,000 in second quarter 1999.

  Other income was $3.7 million in the first six months of 2000 compared to $10.0 million in the first six months of 1999. The decrease in other income was related to the decrease of gains on the sale of mortgage servicing rights. During the first six months of 2000, the Company sold servicing rights with respect to $419.1 million of mortgage loans for a gain of $2.2 million or a spread on the sale of servicing of 0.53%. During the first six months of 1999, the Company sold servicing rights with respect to $1.1 billion of mortgage loans for a gain of $7.4 million or a spread on the sale of servicing of 0.67%. The decrease in the spread on the sale of servicing rights is indicative of the competitive pricing in the mortgage industry in the first six months of 2000. The decrease in the spread on the sale of purchased mortgage rights resulted primarily from the decrease in mortgage production resulting in greater competition for the reduced volume of production. The Company currently plans to sell a portion of the servicing rights retained during 2000, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Other income was $2.0 million in the second quarter of 2000 compared to $4.7 million in the second quarter of 1999. The decrease in other income during the second quarter was related to the decrease of gains on the sale of mortgage servicing rights.


  Other operating expenses decreased to $7.2 million in the first six months of 2000 from $10.6 million in the first six months of 1999. The Company had increased its labor and overhead in late 1998 and early 1999 in order to process the anticipated higher volume of mortgage production, including opening an
office in Chicago during the fourth quarter of 1998.   In response to the
decline in mortgage production and spread on the sale of purchased mortgage servicing rights, the Company has attempted to reduce overhead expenses. CMS closed its office in Atlanta which primarily processed FHA and VA loans. These products continue to be offered through the Perimeter Center Circle office. Other operating expenses decreased to $3.8 million in the second quarter 2000 from $5.3 million in the second quarter 1999.


  The Company had net income of $68,241 for the six months ending June 30, 2000, compared to net income of $2.0 million for the six months ending June 30, 1999. The Company had net income of $162,814 for the three months ending June 30, 2000, compared to net income of $693,108 for the six months ending June 30, 1999. Net income was adversely effected primarily by the decline in mortgage production and the reduced gain on the sale of mortgage servicing rights.
Income tax as a percentage of pretax net income was 33% and 37% for the first six months of 2000 and 1999, respectively.

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


                                       CRESCENT BANKING COMPANY
                                       ----------------------------
                                       (Registrant)



Date:   August 8, 2000                 /s/ J. Donald Boggus, Jr.
       -------------------             --------------------------------------
                                       J. Donald Boggus, Jr.
                                       President and Chief Executive Officer