Form 10-Q
period 2000-09-30
CRESCENT BANKING CO
filed 2000-11-13
CIK 883476

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            CRESCENT BANKING COMPANY

                                     INDEX


Part 1. Financial Information                                           Page No.

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets                                       3

           Consolidated Statements of Income and
             Comprehensive Income                                            4

           Consolidated Statements of Cash Flows                             5

           Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations                10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         21



Part II. Other Information

Item 1.  Legal Proceedings                                                  22

Item 2.  Changes in Securities                                              22

Item 3.  Defaults Upon Senior Securities                                    22

Item 4.  Submission of Matters to a Vote of Security Holders                22

Item 5.  Other Information                                                  22

Item 6.  Exhibits and Reports on Form 8-K                                   22

PART I - FINANCIAL INFORMATION



                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            September 30    December 31
                                                                2000           1999
                                                            ------------   ------------
Assets
Cash and due from banks                                     $  3,611,985   $  5,553,931
Interest bearing deposits in other banks                         152,896        193,151
Federal funds sold                                             3,010,000             --
Securities available-for-sale                                 12,171,216     10,751,741
Securities held-to-maturity, at cost (fair value of
   $2,454,650 and $1,000,000, respectively)                    2,528,085      1,000,000
Mortgage loans held for sale                                  77,457,182     87,284,155

Loans                                                         89,032,602     54,077,286
Less allowance for loan losses                                (1,181,294)      (864,689)
                                                            ------------   ------------
  Loans, net                                                  87,851,308     53,212,597

Premises and equipment, net                                    6,352,815      6,036,385
Other real estate owned                                           21,940         21,940
Purchased mortgage servicing rights                            3,243,604      4,212,261
Cash surrender value of life insurance                         3,396,380      2,101,068
Premium on deposits purchased                                    648,615        704,210
Accounts receivable-brokers and escrow agents                  6,733,705      3,107,498
Other assets                                                   2,437,488      1,574,368
                                                            ------------   ------------

  Total Assets                                              $209,617,219   $175,753,305
                                                            ============   ============

Liabilities
Deposits
    Noninterest-bearing demand deposits                     $ 20,631,683   $ 20,061,680
    Interest-bearing demand                                   29,549,147     29,983,190
    Savings                                                    3,778,409      3,301,304
    Time, $100,000 and over                                   13,941,114     17,542,304
    Other time                                                66,675,176     39,418,175
                                                            ------------   ------------
      Total deposits                                         134,575,529    110,306,653

Drafts payable                                                11,398,635      2,765,182
Other borrowings                                              45,962,168     45,676,823
Federal funds purchased                                               --        110,000
Deferred income taxes                                          1,182,177        805,711
Accrued interest and other liabilities                         1,349,218      1,228,013
                                                            ------------   ------------
     Total liabilities                                       194,467,727    160,892,382


Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
 authorized;1,785,302 and 1,760,536 issued, respectively       1,785,302      1,760,536
Surplus                                                        8,905,647      8,774,674
Retained earnings                                              5,276,324      5,260,457
Less cost of 6,668 shares acquired for the treasury              (36,091)       (36,091)
Accumulated other comprehensive loss                            (781,690)      (898,653)
                                                            ------------   ------------
  Total stockholders' equity                                  15,149,492     14,860,923
                                                            ------------   ------------

  Total liabilities and stockholders' equity                $209,617,219   $175,753,305
                                                            ============   ============

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                           For the three months ended        For the nine months ended
                                                                   September 30,                    September 30,
                                                               2000            1999            2000             1999
                                                            ----------      ----------     -----------      -----------
Interest income
Interest and fees on loans                                   2,267,050       1,275,867       5,621,244        3,506,541
Interest and fees on mortgage loans held for sale            2,236,841       1,970,807       5,702,075        7,639,932
Interest on securities:
     Taxable                                                   286,444         195,593         808,066          372,598
     Nontaxable                                                  3,838          34,051          11,514           41,727
Interest on deposits in other banks                              4,839          86,098          41,694          182,620
Interest on Federal funds sold                                   6,238          60,565          39,427          144,202
                                                            ----------      ----------     -----------      -----------
                                                             4,805,250       3,622,981      12,224,020       11,887,620
Interest expense
Interest on deposits                                         1,536,776       1,417,006       3,856,125        3,525,696
interest on other borrowings                                 1,017,059         692,188       2,289,081        2,986,449
                                                            ----------      ----------     -----------      -----------
                                                             2,553,835       2,109,194       6,145,206        6,512,145

Net interest income                                          2,251,415       1,513,787       6,078,814        5,375,475
Provision for loan losses                                      155,000          30,000         390,000          180,000
                                                            ----------      ----------     -----------      -----------
Net interest income after provision for loan losses          2,096,415       1,483,787       5,688,814        5,195,475

Other income
Service charges on deposit accounts                            140,377          79,332         337,151          209,137
Mortgage servicing fee income                                  297,328         323,127         850,205          964,323
Gestation fee income                                            19,341         752,504         555,578        2,187,556
Gains on sale of mortgage servicing rights                   1,875,294       1,392,963       4,077,973        8,757,245
Other                                                          139,043         144,674         350,448          578,902
                                                            ----------      ----------     -----------      -----------
                                                             2,471,383       2,692,600       6,171,355       12,697,163

Other expenses
Salaries and employee benefits                               1,996,277       2,221,582       5,650,651        8,289,914
Net occupancy and equipment expense                            319,665         357,176         815,172          832,738
Supplies, postage, and telephone                               311,099         401,630         860,549        1,259,205
Advertising                                                    130,981         104,873         393,104          355,171
Insurance expense                                               42,543          11,353         130,195           88,078
Depreciation and amortization                                  452,712         402,438       1,262,957        1,151,504
Legal, professional, outside services                          154,528         511,282         389,905        2,169,279
Director fees                                                   44,700          21,225         124,100           99,575
Mortgage subservicing expense                                  101,848          81,195         277,316          297,284
Other                                                          443,288         278,473       1,320,849          886,246
                                                            ----------      ----------     -----------      -----------
                                                             3,997,641       4,391,227      11,224,798       15,428,994

Income before income taxes                                     570,157        (214,840)        635,371        2,463,644
Applicable income taxes                                        206,091        (107,277)        225,447          879,889
                                                            ----------      ----------     -----------      -----------

Net income                                                     364,066        (107,563)        409,924        1,583,755
                                                            ----------      ----------     -----------      -----------

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities available
    for sale arising during period                             138,625        (762,532)        116,963         (768,474)
                                                            ----------      ----------     -----------      -----------

Comprehensive income                                           502,691        (870,095)        526,887          815,281
                                                            ==========      ==========     ===========      ===========
Basic earnings per common share                             $     0.20      $    (0.06)    $      0.23      $      0.93

Diluted earnings per common share                           $     0.20      $    (0.06)    $      0.22      $      0.87

Cash dividends per share of common stock                    $   0.0775      $    0.060     $     0.223      $     0.165

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           For the nine months ended
                                                                                September 30,
                                                                            2000           1999
                                                                        ------------   ------------
Operating Activities
Net Income                                                                   409,924      1,583,755
Adjustments to reconcile net income  to net
        cash provided by (used in) operating activities:
            Accretion of discount on securities                             (565,823)      (336,509)
            Amortization of deposit intangible                                55,595         18,532
            Amortization of purchased mortgage servicing rights              537,700        579,100
            Provision for loan loss                                          390,000        180,000
            Depreciation                                                     725,257        553,872
            Gains on sales of mortgage servicing rights                   (4,077,973)    (8,757,245)
            Increase in stock options outstanding                            (38,844)       447,122
            Decrease in mortgage loans held for sale                       9,826,973     59,496,684
            Increase in interest receivable                                 (474,875)      (595,617)
            Increase in accounts receivable                               (3,626,207)    (2,271,089)
            Increase in drafts payable                                     8,633,453        664,475
            Increase (decrease) in interest payable                         (111,393)       (43,227)
            (Increase) decrease in other assets and liabilities, net         220,819     (5,640,077)
                                                                        ------------   ------------
Net cash provided by (used in) operating activities                       11,904,606     45,879,776



Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks           40,255     (7,170,688)
Acquisition of securities held-to-maturity                                (1,528,085)            --
Acquisition of securities available for sale                                (736,689)    (7,684,711)
Purchase of life insurance policies                                       (1,295,312)            --
Acquisition of purchased mortgage servicing rights                       (10,292,865)   (19,200,877)
Proceeds from sales of purchased mortgage
        servicing rights                                                  14,801,795     27,755,307
Increase in Federal funds sold, net                                       (3,010,000)    (4,380,000)
Net increase in loans                                                    (35,028,711)   (10,549,381)
Purchase of premises and equipment                                        (1,041,687)    (3,267,942)
                                                                        ------------   ------------
Net cash used in investing activities                                    (38,091,299)   (24,498,292)

 Financing Activities
Net increase in deposits                                                  24,268,876     17,782,346
Net increase (decrease) in other borrowings                                  175,345    (38,870,737)
Proceeds from exercise of stock options                                      194,583        183,270
Dividends paid                                                              (394,057)      (286,305)
                                                                        ------------   ------------
Net cash provided by financing activities                                 24,244,747    (21,191,426)

Net increase (decrease) in cash and cash equivalents                      (1,941,946)       190,058
Cash and cash equivalents at beginning of year                             5,553,931      4,382,047
                                                                        ------------   ------------

Cash and cash equivalents at end of year                                $  3,611,985   $  4,572,105
                                                                        ============   ============

Supplemental Disclosure of Cash Flow Information
              Cash paid during period for interest                         6,256,599      6,555,372


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000


NOTE 1 ---- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2 ---- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 3 --- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 2000, the Company had purchased loans for which it provides servicing with principal balances totaling $309.1 million.

NOTE 4 --- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earning per common share (EPS):

                                      Nine Months Ended September 30, 2000

                                      Net            Weighted-Average
                                      Income         Shares            Per-Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------    ----------------  ---------

Basic EPS                               $409,924          1,771,118      $0.23

Effect of Dilutive securities
       Stock options                     -------             67,597

Diluted EPS                             $409,924          1,838,717      $0.22

                                      Nine Months Ended September 30, 1999

                                      Net          Weighted-Average
                                      Income       Shares              Per Share
                                      (Numerator)  (Denominator)       Amount
                                      -----------  ----------------    ---------

Basic EPS                             $1,583,755          1,702,376      $0.93

Effect of Dilutive Securities
       Stock Options                   ---------            109,185

Diluted EPS                           $1,583,755          1,811,561      $0.87




                                      Three Months Ended September 30, 2000

                                      Net          Weighted-Average
                                      Income       Shares              Per-Share
                                      (Numerator)  (Denominator)       Amount
                                      -----------  ----------------    ---------

Basic EPS                               $364,066          1,778,634      $0.20

Effect of Dilutive Securities
       Stock options                    --------             33,359

Diluted EPS                             $364,066          1,811,993      $0.20



                                      Three Months Ended September 30, 1999

                                      Net           Weighted-Average
                                      Income (loss) Shares             Per Share
                                      (Numerator)   (Denominator)      Amount
                                      ------------- ----------------   ---------

Basic EPS                              $(107,563)         1,708,366      $(0.06)

Effect of Dilutive Securities
       Stock Options                   ---------            127,188

Diluted EPS                            $(107,563)         1,835,554      $(0.06)

NOTE 5 --- RESTATEMENT

The Company has restated net income (loss) and earnings (losses) per share for the three and nine month periods ending September 30, 1999 to properly account for stock option awards in accordance with EITF 87-6 B ("Stock Option Plan With Tax-Offset Cash Bonus") and ABP Opinion No. 25 ("Accounting for Stock Issued to Employees"). The effect of the restatement on net income (loss) and earnings (losses) per share for each period is as follows:



                                        For the three months   For the nine months
                                                ended                 ended
                                         September 30, 1999     September 30, 1999

Net income (loss)
as previously reported                              (115,476)            1,862,132

(Increase) decrease in stock options
outstanding, net of tax                                7,913              (278,377)
                                                   _________            __________

Net income (loss) as restated                       (107,563)            1,583,755
                                                   =========            ==========

                                               For the three months    For the nine months
                                                     ended                  ended
                                                September 30, 1999     September 30, 1999

Basic earnings (losses) per share
as previously reported                                 (0.07)                 1.09

(Increase) decrease in stock options
outstanding, net of tax                                 0.01                 (0.16)
                                                   _________            __________

Basic EPS/LPS  as restated                             (0.06)                 0.93
                                                   =========            ==========



                                              For the three months   For the nine months
                                                      ended                 ended
                                               September 30, 1999     September 30, 1999

Diluted earnings (losses) per share
as previously reported                                 (0.06)                 1.02

(Increase) decrease in stock options
outstanding, net of tax                                 0.00                 (0.15)
                                                   _________            __________

Diluted EPS/LPS  as restated                           (0.06)                 0.87
                                                   =========            ==========

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

General
-------

     The Company is a Georgia corporation that was incorporated on November 19, 1991, to facilitate the Company becoming the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. The Company provides a broad range of banking and financial services in the areas surrounding Jasper, Georgia and has recently expanded through branches and loan production offices in nearby areas of Bartow, Cherokee and Forsyth Counties, Georgia. The Company also provides wholesale residential mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States. In March 1998, the Bank expanded a loan production office in Bartow County, Georgia to a full service Bank branch. In February 1999, the Bank opened a loan production office in Canton, Georgia converting it to a full service branch in September 1999. The Bank purchased a branch on Towne Lake Parkway, Woodstock, Georgia in September 1999. In February 2000, the Bank opened a loan production office in Cumming, Georgia. The Bank currently expects the office to become a full service banking office during the fourth quarter of 2000.

     The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS"), which offers wholesale residential mortgage banking services in the Southeast, Northeast and Midwest United States and provides servicing for residential mortgage loans. CMS was incorporated on October 11, 1994, and is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale residential mortgage banking services in Southeastern, Northeastern and Midwestern states and provides servicing for residential mortgage loans. In February 1998, the Company expanded its mortgage operations by engaging in Federal Housing Administration and Veterans Administration mortgage lending. CMS opened a wholesale mortgage banking office in Chicago, Illinois in December 1998. CMS opened a satellite office in Columbia, Maryland in the August 2000 to serve the Mid-Atlantic region.

     On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT."

     The Company's net income for the nine months ended September 30, 2000 was $409,924 compared to net income of $1,583,755 for the nine months ended September 30, 1999. The decrease in net income from the first nine months of 1999 to the first nine months of 2000 was primarily the result of earnings pressure on the mortgage banking operations, which had achieved record results in 1998 and the first nine months of 1999. Mortgage banking operations had a net loss of $9,496 for the first nine months of 2000 compared to net income of $1,561,166 in the first nine months of 1999. The decrease in mortgage banking earnings was largely due to the volatility and increases in market interest rates and expectation of additional rate increases by the Federal Reserve. As a result, mortgage production in the first nine months of 2000 totaled $860.3 million, a decrease of $764.8 million, or 48%, from the $1.6 billion achieved in the first nine months of 1999. In addition, the Company's spread on the sale of purchased mortgage servicing rights decreased 6.4% from 47 basis points in the first nine months of 1999 to 44 basis points in the first nine months of 2000. Management, based upon a number of assumptions about future events, does not anticipate a significant change in mortgage production volume in the next two quarters.

     While the mortgage operations experienced a decline in earnings, the Bank's earnings have continued to improve recetly. The Bank had earnings of $623,500 in the first nine months of 2000, 39% greater than earnings of $449,150 in the first nine months of 1999. The Bank experienced loan growth of $34.9 million, or 65%, in the first nine months of 2000. The Bank's loan portfolio totaled $87.9 million at September 30, 2000.

     The Company has restated net income (loss) and earnings (losses) per share for the three and nine month periods ending September 30, 1999 to properly account for stock option awards in accordance with EITF 87-6 B ("Stock Option Plan With Tax-Offset Cash Bonus") and ABP Opinion No. 25 ("Accounting for Stock Issued to Employees").

Financial Condition
-------------------

     The Company's assets increased 19% during the first nine months of 2000 from $175.8 million as of December 31, 1999 to $209.6 million as of September 30, 2000. The increase in total assets in the first nine months of 2000 was the result of the $34.9 million, or 65%, increase in commercial banking loans. The increase in assets corresponded with a $24.3 million, or 22%, increase in deposits.

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $183.2 million, or 87.4%, of total assets at September 30, 2000. This represents a 20% increase from December 31, 1999 when earning assets totaled $152.4 million, or 86.7%, of total assets. The increase in earning assets resulted primarily from the $34.9 million increase of commercial banking loans. Average mortgage loans held for sale during the first nine months of 2000 of $75.3 million constituted 46.7% of average earning assets and 40.3% of average total assets. Average mortgage loans held for sale during 1999 of $101.7 million constituted 61.3% of average interest-earning assets and 54.2% of average total assets.

     During the first nine months of 2000, average commercial banking loans were $70.6 million. Such loans constituted 43.7% of average earning assets and 37.8% of average total assets. For 1999, average commercial banking loans were $46.8 million, or 28.2%, of average earning assets and 25.0% of average total assets. The 39.3% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank's operations in Bartow, Cherokee, and Forsyth Counties, Georgia.

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

     The allowance for loan losses totaled $1,181,294, or 1.33% of total commercial banking loans, at September 30, 2000, and $864,689, or 1.60% of total loans at December 31, 1999. The increase in the allowance for loan losses during the first nine months of 2000 was primarily the result of the provision for loan loss of $390,000. The increase in the allowance for loan loss corresponds to the 65% increase in the commercial banking loans in the first nine months of 2000. The determination of the reserve level rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and historical experience. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management believes that, based solely upon current projections, the allowance at September 30, 2000 was adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not be realized. Thus, there is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

     The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans is recognized only when received. As of September 30, 2000, the Bank had $549,113 of loans contractually past due more than 90 days, $16,884 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings. As of December 31, 1999, the Bank had $507,531 contractually past due more than 90 days, $30,193 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings.

     Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $21,940 with non-performing loans results in non-performing assets of $38,824 at September 30, 2000. This compares to non-performing assets of $52,133 at December 31,1999. The Bank is currently holding the foreclosed properties for sale.

     The chart below summarizes those of the Bank's assets that management believes warrant special attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represent loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem loans totaled $1.4 million at September 30, 2000 and December 31, 1999.


                                                                   September 30, 2000           December 31, 1999
                                                                   ------------------           -----------------

Non-performing loans (1)                                               $   16,884                   $   30,193
Foreclosed properties                                                      21,940                       21,940
                                                                       ----------                   ----------
Total non-performing assets                                                38,824                       52,133
                                                                       ==========                   ==========

Loans 90 days or more past due on accrual status                       $  549,113                   $  507,532
Potential problem loans (2)                                             1,428,930                    1,399,926
Potential problem loans/total loans                                          1.60%                        2.59%
Non-performing assets/total loans
   and foreclosed properties                                                 0.04%                        0.10%
Non-performing assets and loans 90 days
     or more past due on accrual status/
     total loans and foreclosed properties                                   0.66%                        1.03%

--------------------------------
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.


     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $14.9 million at September 30, 2000 compared to $11.9 million at December 31, 1999. Unrealized losses on securities amounted to $1.3 million and $1.5 million at September 30, 2000 and December 31, 1999, respectively. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank had $3.0 of federal funds sold at September 30, 2000. The Bank had no federal funds sold at December 31, 1999.

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

     The Bank acquires residential mortgage loans from small retail-oriented originators in the Southeast United States through various funding sources, including the Bank's regular funding sources, a $36 million warehouse line of credit from the FHLB-Atlanta and a $45 million repurchase agreement with PaineWebber. CMS acquires residential mortgage loans from small retail-oriented originators in the Southeast, Northeast and Midwest United States through various funding sources, including a $75 million line of credit from PaineWebber, a $35 million line of credit from Colonial Bank, and a $75 million repurchase agreement from PaineWebber. Under the repurchase agreements, the Mortgage Division sells its mortgage loans and simultaneously assigns the related forward sale commitments to PaineWebber. Substantially all of the Mortgage Division loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to
30 days.   The Mortgage Division purchases loans that it believes will meet secondary market criteria, such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Mortgage Division retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Mortgage Division sells a portion of its retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

     During the first nine months of 2000, the Mortgage Division acquired $860.3 million of mortgage loans. The Mortgage Division sold in the secondary market $870.1 million of mortgage loans. At September 30, 2000, $77.5 million of mortgage loans were carried as mortgage loans held for sale on the balance sheet pending sale of such loans, compared to $87.3 million at the end of 1999.

     At September 30, 2000, $3.2 million of purchased mortgage servicing rights were carried on the balance sheet. At December 31, 1999, the Company carried $4.2 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At September 30, 2000, the Company held servicing rights with respect to loans with unpaid principal balances totaling $309.1 million compared to $420.8 at December 31, 1999. During the first three quarters 2000, the Company sold servicing rights with respect to $913.1 million of mortgage loans carried on its balance sheet at costs of $11.1 million for a gain of $4.1 million. During 1999, the Company sold servicing rights with respect to $1.8 billion of mortgage loans carried on its balance sheet at costs of $21.2 million for a gain of $9.8 million The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta"), which is priced at the FHLB-Atlanta daily rate plus 25 basis points (7.19% as of September 30, 2000). All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at LIBOR plus 90 basis points (7.54% at September 30,
2000), and PaineWebber, priced at Federal Funds rate plus 125 basis points (8.16% at September 30, 2000).

     The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $6.4 million at September 30, 2000 compared to fixed assets of $6.0 million at December 31, 1999. In 1999, the Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. At December 31, 1999, the Company had on its balance sheet $2.1 million of cash surrender value of life insurance related to the retirement plan. In the first quarter 2000, the Company added the Directors to the supplemental retirement plan, resulting in $3.4 million of cash value of life insurance at September 30, 2000.

     The Bank's deposits totaled $134.6 million and $110.3 million at September 30, 2000 and December 31, 1999, respectively, an increase of 22%. Deposits averaged $116.8 million and $94.5 million during the periods ended September 30, 2000 and December 31, 1999, respectively. Interest-bearing deposits represented 85% and 82% of total deposits at September 30, 2000 and December 31, 1999, respectively. Certificates of deposit composed 71% of total interest-bearing deposits for September 30, 2000 compared to 63% at December 31, 1999. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates and increases in interest rates, generally. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.


Capital
-------

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, and 4.0% to 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At September 30, 2000 the Bank's leverage ratio was 7.96%.

     At September 30, 2000 the Company's total shareholders' equity was $15.1 million, or 7.23% of total assets, compared to $14.9 million, or 8.47% of total assets, at December 31, 1999. The decrease in shareholders' equity to total asset ratio in first nine months of 2000 was the result of a 19% increase in total assets. At September 30, 2000, total capital to risk-adjusted assets was 9.64%, with 8.95% consisting of tangible common shareholders' equity. The Company paid $394,057 of dividends during the first nine months of 2000 or $0.223 per share. A quarterly dividend of $0.0775 was declared in October 2000 for payment in November 2000.

     In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (9.00%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. In July 1999, the Company increased the amount of the promissory note to $4.5 million to facilitate the purchase of the Towne Lake branch. The Company was not required to provide additional collateral for the increased borrowings. The Company contributed the additional $3.0 million borrowings to the Bank as capital. In July 2000, the Company made a principle reduction of $450,000 to the promissory note.

     During the first nine months of 2000, 24,766 shares of Common Stock were issued pursuant to employee stock option exercises for an aggregate of $194,583. On March 11, 1998, the Company completed a stock offering for 270,000 shares of common stock at an issue price of $8.125 per share. The Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".


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

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $45.8 million and $56.6 million during the periods ending September 30, 2000 and December 31,

1999, representing 39% and 55% of average deposits for those periods, respectively. The decrease in average liquid assets as a percentage of average deposits was primarily the result of the growth in commercial banking loans. Average non-mortgage loans were 61% and 45% of average deposits for during the periods ending September 30, 2000 and December 31, 1999, respectively. Average deposits were 72% and 64% of average interest-earning assets for during the periods ending September 30, 2000 and December 31, 1999, respectively.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $1.4 million at December 31, 1999. The Bank had utilized the brokered deposits to fund its mortgage loans held for sale and had started to discontinue the use of the brokered deposits following the purchase of the Towne Lake branch which provided the Bank with excess liquidity. As of September 30, 2000, the Bank held $6.5 million of brokered deposits.

     The following table shows the interest sensitivity gaps for four different time intervals as of September 30, 2000.

                                 Interest Rate Sensitivity Gaps
                                    As of September 30, 2000

                                       Amounts Repricing In
                      ---------------------------------------------------------
                       0-90 Days     91-365 Days     1-5 Years    Over 5 Years
                      -----------   -------------   -----------  --------------
                                   (Millions of dollars)
Interest-earning
   assets                $114.8        $ 20.6          $36.8          $12.2
Interest-bearing
   liabilities             85.4          48.5           23.7            2.3
                       ------------------------------------------------------
Interest sensitivity
   gap                   $ 29.4        $(27.9)         $13.1          $ 9.9
                       ======================================================


     The Company was in an asset-sensitive position for the cumulative three-month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At September 30, 2000, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $24.5 million, or 11.7% of total assets.

     At September 30, 2000, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $296.4 million compared to $303.4 million a year earlier. Of the Pipeline, the Company had, as of September 30, 2000, approximately $115.9 million for which the Company had interest rate risk. The remaining $180.5 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be repriced at the current market rate.

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

     The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of September 30, 2000, the Company had in place purchase commitment agreements terminating between October and December of 2000 with respect to an aggregate of approximately $66.4 million to hedge the mortgage pipeline of $115.9 million for which the Bank had an interest rate risk.

     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after September 15, 2000. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

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

     The Company achieved record mortgage production with interest rates at historical low levels in the last nine months of 1998 and the first nine months of 1999. Rates began increasing mid-second quarter 1999 resulting in an increase in rates on a 30-year mortgage of over 150 basis points. As a result of the increase in interest rates, the Company's mortgage production declined. The Company closed $860.4 million of mortgage loans during the first nine months of 2000 compared to $1.6 billion during the first nine months of 1999.

     The Company had interest income of $12.2 million for the nine months ended September 30, 2000 compared to $11.9 million nine months ended September 30, 1999. The increase in interest income is attributable the growth of the Bank's loan portfolio, partially offset by the lower volume of mortgage loans as well as a lower volume of fee income associated with mortgage loans, which is included in interest income. Interest income on commercial bank loans of $5.6 million for the nine months ended September 30, 2000 compared to $3.5 million nine months ended September 30, 1999.

     The Company had interest income of $4.8 million for the three months ended September 30, 2000 compared to $3.6 million three months ended September 30, 1999. The increase in interest income is attributable to the higher volume of commercial bank loans partially offset by the lower volume of mortgage loan production and associated fee income. Interest income on commercial bank loans of $2.3 million for the three months ended September 30, 2000 compared to $1.3 million nine months ended September 30, 1999.

     The Company had interest expense of $6.1 million for the nine months ended September 30, 2000 and $6.5 million for the nine months ended September 30, 1999. The decrease resulted from a lower level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the lower volume in the Northeast and Midwest mortgage operation resulted in a lower average balance of other borrowings. In the first three quarters 2000 and 1999, interest expense accounted for 35% and 29% of total expenses, respectively.

     The Company had interest expense of $2.6 million for the three months ended September 30, 2000 and $2.1 million for the three months ended September 30, 1999. The increase resulted from a higher level of deposits offset partially by a lower level of other borrowings.

     Net interest income for the first nine months of 2000 was $6.1 million.
The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first nine months of 2000 was 5.46%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 4.6%. Net interest income, interest margin and net interest spread for the first nine months of 1999 were $5.4 million, 4.1%, and 4.6%, respectively. The increase in net interest income is attributable to the higher level of interest income resulting from the growth of the commercial bank loan portfolio. The increase in net interest margin is indicative of the Company's balance sheet being asset sensitive in the short term during a period when rate were increasing.

     The Company made a provision to the allowance for loan losses of $390,000 in the first nine months of 2000. During the first nine months of 2000, the Bank charged-off, net of recoveries, $73,395 of loans to the allowance for loan losses. The Company made provisions to the allowance for loan losses in the amount of $180,000 in first nine months of 1999. During the first nine months of 1999, the Bank charged-off, net of recoveries, $14,450 of loans to the allowance for loan losses. The Company made a provision to the allowance for loan losses of $155,000 in the third quarter 2000. The Company made provisions to the allowance for loan losses in the amount of $30,000 in third quarter 1999.

     Other income was $6.1 million in the first nine months of 2000 compared to $12.7 million in the first nine months of 1999. The decrease in other income was related to the decrease of gains on the sale of mortgage servicing rights. During the first nine months of 2000, the Company sold servicing rights with respect to $913.1 million of mortgage loans for a gain of $4.1 million or a spread on the sale of servicing of 0.45%. During the first nine months of 1999, the Company sold servicing rights with respect to $1.5 billion of mortgage loans for a gain of $8.8 million or a spread on the sale of servicing of 0.60%. The decrease in the spread on the sale of servicing rights is indicative of the competitive pricing in the mortgage industry in the first nine months of 2000. The decrease in the spread on the sale of purchased mortgage rights resulted primarily from the decrease in mortgage production resulting in greater competition for the reduced volume of production. The Company currently plans to sell a portion of the servicing rights retained during 2000, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Other income was $2.5 million in the third quarter of 2000 compared to $2.7 million in the third quarter of 1999. The decrease in other income during the third quarter was related to the decrease of gestation fee income relating to the mortgage operation.

     Other operating expenses decreased to $11.2 million in the first nine months of 2000 from $15.4 million in the first nine months of 1999. The Company had increased its labor and overhead in late 1998 and early 1999 in order to process the anticipated higher volume of mortgage production, including
opening an office in Chicago during the fourth quarter of 1998.   In response to
the decline in mortgage production and spread on the sale of purchased mortgage servicing rights, the Company has attempted to reduce overhead expenses. CMS closed its office in Atlanta which primarily processed FHA and VA loans. These products continue to be offered through the Perimeter Center Circle office. Other operating expenses decreased to $4.1 million in the third quarter 2000 from $4.4 million in the third quarter 1999.

     The Company had net income of $409,924 for the nine months ending September 30, 2000, compared to net income of $1.6 million for the nine months ending September 30, 1999. The Company had net income of $364,066 for the three months ending September 30, 2000, compared to net loss of $107,563 for the three months ending September 30, 1999. Net income for the nine months ended September 30, 2000 was adversely effected primarily by the decline in mortgage production and the reduced gain on the sale of mortgage servicing rights. Income tax as a percentage of pretax net income was 35% and 36% for the first nine months of 2000 and 1999, respectively.

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


                                       CRESCENT BANKING COMPANY
                                       ----------------------------
                                       (Registrant)



Date: November 10, 2000                /s/ J. Donald Boggus, Jr.
      -----------------                -------------------------------------
                                       J. Donald Boggus, Jr.
                                       President and Chief Executive Officer