Form 10KSB/A
period 1999-12-31
CRESCENT BANKING CO
filed 2000-12-21
CIK 883476

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ----------------------

                                  FORM 10-KSB/A

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 1999

|_| Transition report under Section 13 of 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-20251

                            CRESCENT BANKING COMPANY
                 (Name of Small Business Issuer in Its Charter)

               Georgia                                 58-1968323
---------------------------------------     ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

  251 Highway 515, Jasper, Georgia                          30143
-----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (706) 692-2424
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Title of Each Class Securities registered under Section 12(b) of the Exchange
Act: None

Name of Each Exchange on which Registered: None

Title of Each Class Securities registered under Section 12(g) of the Exchange
Act:

                          Common Stock, $1.00 par value
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or (15) d of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Crescent Banking Company's revenues for its fiscal year ended December 31, 1999 were $29.7 million.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     The Company is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and with the Georgia Department of Banking and Finance (the "Georgia Department") under the Financial Institutions Code of Georgia. The Company was incorporated on November 19, 1991, to facilitate a reorganization (the "Reorganization") pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Reorganization was completed on May 1, 1992. The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS," and, together with the Bank, the "Subsidiaries"), which offers wholesale mortgage banking services in the southeast, northeast and midwest United States and provides servicing for residential mortgage loans. As of December 31, 1999, the Company had total consolidated assets of approximately $175.8 million, total deposits of approximately $110.3 million and consolidated shareholders' equity of approximately $14.9 million.

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

     As of December 31, 1999, the Company had Tier 1 Capital and total capital of approximately 12.88% and 13.62% of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 13.89% and 14.80% of risk-weighted assets. As of December 31, 1999, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.10% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.91%.

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

     The table which follows sets forth certain capital information of the Company and Bank as of December 31, 1999:

                                Capital Adequacy
                             (Dollars in thousands)

                                              Company                                 Bank
                                     ---------------------------          -----------------------------
                                       Amount          Percentage          Amount            Percentage
                                   ---------------- ----------------- ----------------- ---------------------
Leverage Ratio:
     Actual                             $15,056           9.10%            $13,168               9.91%
     Minimum Required (1)                 6,620           4.00%             10,636               8.00% (2)

Risk-Based Capital:
Tier 1 Capital
     Actual                              15,056          12.88%             13,168              13.89%
     Minimum Required                     4,675           4.00%              3,792               4.00%

Total Capital:
     Actual                              15,921          13.62%             14,033              14.80%
     Minimum Required                     9,349           8.00%              7,584               8.00%

---------------------------------

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

                                                   Sales Price per share of the
                                                      Company's Common Stock

                          Period                   High               Low
                     ----------------         --------------     -------------

                     1999

                       First Quarter*              $22.00             $13.00

                       Second Quarter              $23.00             $18.00

                       Third Quarter               $21.25             $17.75

                       Fourth Quarter              $18.00             $12.25

--------------------------
* Represents the period from January 12, 1999, the date that the Company's Common Stock began trading on the Nasdaq SmallCap Market, through March 31, 1999.

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

     The following table sets forth, for the Company's last two fiscal years, the dividends per share declared and paid by the Company:

                                                 Dividend Per
                             Period               Share (1)
                        ---------------          ------------

                        1999
                         Fourth Quarter              $.065
                         Third Quarter               $.06
                         Second Quarter              $.055
                         First Quarter               $.05

                        1998
                         Fourth Quarter              $.045
                         Third Quarter               $.0425
                         Second Quarter              $.04
                         First Quarter               $.0375

----------------------------

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------

     The following discussion and analysis of the consolidated financial condition and results of operations of Crescent Banking Company and its subsidiaries (the "Company") should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of Section 27A the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "consider," "continue," "intend," "possible" or other similar words and expressions.

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

     On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT." All of the information presented in this Annual Report to Shareholders for the year ended December 31, 1999 reflect the Company's September 30, 1998 two-for-one stock split.

     The Company's net income for the year ended December 31, 1999 was $1,293,186 compared to net income of $3,086,964 for the year ended December 31, 1998. The 56% decrease in net income from 1998 to 1999 was primarily the result of earnings pressure on the mortgage banking operations, which had achieved record results in 1998 and the first six months of 1999. Mortgage banking earnings for 1999 declined 60% to $1,188,901, compared to 1998 mortgage banking earnings of $2,962,440. The decrease in mortgage banking earnings was largely due to the volatility and increases in market interest rates and expectation of additional rate increases by the Federal Reserve. Rates on 30-year mortgages increased 162 basis points since May 1999 to year end. As a result, mortgage production in the third and fourth quarters totaled $677 million, a decrease of $551 million or 45% from the $1.2 billion achieved in the first six months of 1999. In addition, the Company's spread on the sale of purchased mortgage servicing rights decreased 10% from 56 basis points in 1998 to 51 basis points in 1999. Management, based upon a number of assumptions about future events, does not anticipate a significant change in mortgage production volume in the next two quarters.

     While the mortgage operation experienced a decline in earnings, the Bank's earnings continued to improve in 1999. The Bank had earnings of $590,004 in 1999, 47% greater than earnings of $400,168 in 1998. The Bank experienced loan growth of $12.8 million or 31% for 1999. The loan growth occurred while the Bank continued to decrease its classified and criticized loans from 5.92% of total loans at December 31,1998 to 2.59% of total loans at December 31, 1999. The Bank's loan portfolio totaled $54.1 million at December 31, 1999.

Financial Condition
-------------------

     The Company's assets decreased 12% during 1999 from $199.2 million as of December 31, 1998 to $175.8 million as of December 31, 1999. The decrease in total assets in 1999 was the result of a $41 million decrease in residential mortgage loans held for sale. The decrease in assets corresponded with a $29 million, or 39%, decrease in other borrowings. All mortgage production generated by CMS is funded through warehouse lines of credit from the Home Federal Savings Bank ("Home Federal"), and PaineWebber Incorporated ("PaineWebber"), therefore the decrease in mortgage loans held for sale resulted in a lower average balance of other borrowings. The decrease in mortgage loans held for sale from 1998 to 1999 was the result of increases in market interest rates, that reduced mortgage loan originations.

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $152.4 million, or 86.7%, of total assets at December 31, 1999. This represents a 16% decrease from December 31, 1998 when earning assets totaled $181.4 million, or 91.1%, of total assets. The decrease in earning assets resulted primarily from the $29 million decrease of residential mortgage loans held for sale. Average mortgage loans held for sale during 1999 of $101.7 million constituted 61.3% of average earning assets and 54.2% of average total assets. Average mortgage loans held for sale during 1998 of $85.6 million constituted 65.8% of average interest-earning assets and 59.8% of average total assets.

     During 1999, average commercial banking loans were $46.8 million. Such loans constituted 28.2% of average earning assets and 25.0% of average total assets. For 1998, average commercial banking loans were $38.2 million, or 29.4% of average earning assets and 26.7% of average total assets. The 22.5% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank's operations in Bartow and Cherokee Counties, Georgia.

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

     The following table sets forth a distribution of the assets, liabilities and shareholders' equity for the periods indicated:

     Distribution of Assets, Liabilities and Shareholders' Equity


                                        Year ended December 31, 1999          Year ended December 31, 1998
                                      --------------------------------      -------------------------------
                                        Daily                                Daily
                                       Average      Income/     Yields/     Average      Income/    Yields/
                                       Balances     Expense      Rates      Balances     Expense     Rates
                                     ------------ ------------ ---------- ------------ ----------- ----------
                                                                (In Thousands)
ASSETS
Interest-earning assets:
   Loans (1)                           $46,791       $4,911       10.50%    $38,150      $4,153      10.89%
   Mortgage loans held for sale        101,672        9,131        8.98%     85,641       8,352       9.75%
   Securities, at cost                   8,060          608        7.54%      3,024         193       6.38%
   Federal funds sold                    4,310          220        5.10%      2,557         140       5.48%
   Deposit in other banks                4,945          272        5.50%      2,276         128       5.62%
Total interest-earning assets          165,778       15,142        9.13%    131,648      12,966       9.85%
                                     ------------------------------------------------------------------------
Other assets                            21,782                               11,455


                                     -----------                         ----------
Total assets                          $187,560                             $143,103
                                     ===========                         ==========


LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits                     $20,728         $837        4.04%    $14,587        $630       4.32%
   Savings deposit                       8,026          293        3.65%      5,441         199       3.66%
   Time deposits                        61,301        3,562        5.81%     45,603       2,825       6.19%
Mortgage warehouse line
   of credit and other                  51,841        3,585        6.92%     32,336       2,425       7.50%
                                     ------------ ------------ ---------- ----------- ----------- ----------
Total interest-bearing
   Liabilities                         141,896        8,277        5.83%     97,967       6,079       6.21%
Noninterest-bearing deposits            13,919                               18,762
Other liabilities                       16,907                               14,446
                                     ------------
Shareholders' equity                    14,838                               11,928
                                                                          -----------
Total liabilities &
   shareholders' equity               $187,560                             $143,103
                                     ============                         ===========
Net interest income                                  $6,865                              $6,887
                                                  ============                        ===========
Net yield on interest-earning
   assets                                                          4.14%                              5.23%
                                                               ==========                         ==========

------------------------
(1) For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

     The Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") which is priced at the FHLB-Atlanta daily rate plus 25 basis points (4.80% as of December 31, 1999). All mortgage production generated by CMS is funded through warehouse lines of credit from Home Federal, priced at prime (8.50% at December 31, 1999) and PaineWebber, price at LIBOR plus 80 basis points (7.837% at December 31, 1999). In December 1999, CMS closed a $35.0 warehouse line of credit with Colonial Bank, priced at LIBOR plus 90 basis points. CMS began utilizing the Colonial Bank line of credit in February 2000.

     The following table shows the amount of loans outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates. See Note 3 to the Financial Statements and Supplementary Data for a discussion of concentrations of credit risk.

                                                                   LOANS MATURING
                                       -----------------------------------------------------------------------
                                                         After One Year
                                         Within One       but Within
                                            Year          Five Years       After Five Years         Total

                                       -----------------------------------------------------------------------
                                                                   (In Thousands)

Commercial                                  $5,466           $4,008                $0               $9,474
Real estate-construction                    14,025            1,889                 0               15,914
Other                                        8,298           18,777             1,614               28,689
                                       --------------------------------------------------------------------
     Total                                 $27,789          $24,674            $1,614              $54,077
                                       ====================================================================

Loans maturing after one year with:
    Fixed interest rates                                    $19,599            $1,158
    Variable interest rates                                   5,075               456
                                                        ------------------------------------
                                                            $24,674            $1,614
                                                        ====================================

     The following table summarizes the Bank's non-accrual, past due and restructured commercial banking loans:

                                                           December 31,
                                                   -------------------------
                                                     1999              1998

                                                          (In Thousands)

                 Non-accrual loans                   $ 30               $ 1
                                                   =========         ========

                 Accruing loans past due
                 90 days or more                    $ 507             $ 457
                                                   =========         ========

                 Restructured loans                    --                --
                                                   =========         ========

     The gross income on non-accrual commercial banking loans noted above that would have been reported in the year ended December 31, 1999, if the loans had been current in accordance with their original terms and had been outstanding throughout the year, or since origination, was $981. The gross income on non-accrual commercial banking loans noted above that would have been reported in the year ended December 31, 1998, if the loans had been current in accordance with their original terms and had been outstanding throughout the year, or since origination, was $98.

     The following table summarizes activity in the allowance for commercial banking loan losses for the dates indicated:

                                                         Years Ended December 31,
                                                         1999               1998
                                                -------------------------------------
Balance, beginning of period                          $699,020           $514,634
Loans charged off:
    Commercial                                              --            (21,984)
    Real estate-construction                                --                 --
    Real estate-mortgage                                    --                 --
    Installment and other consumer                     (26,103)           (10,184)
                                                -------------------------------------
Total loans charged off                                (26,103)           (32,168)
Recoveries:
    Installment and other consumer                       1,772             62,612
    Commercial                                              --                942
                                                -------------------------------------
Total loans recovered                                    1,772             63,554
Net loans recovered (charged off)                      (24,331)            31,386
Provision for loan losses                              190,000            153,000
                                                -------------------------------------
Balance, end of period                                $864,689           $699,020
                                                =====================================
                                                       (Dollars in Thousands)

Loans outstanding at end of period,
     excluding loans held for sale                     $54,077            $41,328
Ratio of allowance to loans
     outstanding at end of period,
     excluding loans held for sale                     1.60%              1.69%
Average loans outstanding during
     the period, excluding loans held
     for sale                                          $46,791            $38,753
Ratio of net charge offs during the
     period to average loans outstanding               0.05%              0.08%


     The allocation of the allowance for possible loan losses by loan category at the dates indicated is presented below. The Bank does not maintain a reserve with respect to mortgage loans held for sale due to the anticipated low risk associated with the loans during the Bank's expected short holding period, and the firm commitment takeouts from third parties for such production. The Company does have default and foreclosure risk during the short-term holding period of the mortgages held for sale, which is inherent to the residential mortgage industry. However, the Company has not incurred a loss as a result of this risk and therefore does not maintain a reserve for this purpose. The percentages represent banking loans in each category to total loans outstanding at the end of each respective period.


                                                          Year Ended December 31,
                                                 1999                                1998
                                   -------------------------------------------------------------------
                                           Amt              %                 Amt              %
                                   -------------------------------------------------------------------
                                                           (Dollars in Thousands)
Commercial                                $331             22.9%             $253             15.9%
Real estate-mortgage (1)                   146             38.5%              124             45.9%
Real estate-construction
    and land development                   165             51.6%              153             24.3%
Consumer                                   168             17.9%              120             13.9%
Unallocated                                 55                                 49
                                   -------------------------------------------------------------------
                                          $865            100.0%             $699            100.0%
                                   ===================================================================

-------------------------
(1)  Includes any loans secured in whole or in part by real estate.

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

     The allowance for loan losses totaled $864,689 or 1.60% of total commercial banking loans at December 31, 1999, and $699,020 or 1.69% of total loans at December 31, 1998. The increase in the allowance for loan losses from 1998 to 1999 was primarily the result of the provision for loan loss of $190,000 in 1999. The increase in the allowance for loan loss corresponds to the 30.8% increase in the commercial banking loans in 1999. The determination of the reserve level rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and historical experience. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management believes that, based solely upon current projections, the allowance at December 31, 1999 was adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not be realized. Thus, there is no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans is recognized only when received. As of December 31, 1999, the Bank had $507,531 of loans contractually past due more than 90 days, $30,193 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings. As of December 31, 1998, the Bank had $457,120 contractually past due more than 90 days, $772 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings.

     Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $21,940 with non-performing loans results in non-performing assets of $52,133 at December 31, 1999. This compares to non-performing assets of $264,021 at December 31,1998. The 80% reduction of non-performing assets from 1998 to 1999 was the result of the sale of foreclosed properties of $241,309. The Bank is currently holding the foreclosed properties for sale.

     The chart below summarizes those of the Bank's assets that management believes warrant special attention due to the potential for loss, in addition to the non-performing loans and foreclosed properties. Potential problem loans represent loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem loans totaled $1.4 million at December 31, 1999, a 42% decrease from December 31, 1998 when potential problem loans totaled $2.4 million. The decrease in potential problem loans was primarily the result of the Bank being paid out from one creditor representing $1.2 million in potential problem loans.


                                                                                 December 31,
                                                                         1999                   1998
                                                                 --------------------------------------------

Non-performing loans (1)                                                 $30,193                  $772
Foreclosed properties                                                     21,940               263,249
                                                                          ------               -------
Total non-performing assets                                               52,133               264,021
                                                                          ======               =======

Loans 90 days or more past due on accrual status                        $507,532              $457,120
Potential problem loans (2)                                            1,399,926             2,445,317
Potential problem loans/total loans                                        2.59%                 5.92%
Non-performing assets/total loans
      and foreclosed properties                                            0.10%                 0.63%
Non-performing assets and loans 90 days
         or more past due on accrual status/
         total loans and foreclosed properties                             1.03%                 1.74%



-------------------------
(1)  Defined as non-accrual loans and renegotiated loans.

(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

     The information on non-accrual and restructured loans in the above table is presented in the same manner as management categorizes its loan portfolio is not comparable with the information on impaired loans, as defined by SFAS no 114 "Accounting by Creditors for Impairment of a Loan", as disclosed in Note 3 of the Financial Statements and Supplementary Data.

     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $11.9 million at December 31, 1999 compared to $4.8 million at December 31, 1998. Unrealized losses on securities amounted to $1.5 million at December 31, 1999. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank had no federal funds sold at December 31, 1999 compared to $7,510,000 at December 31, 1998. The decrease in federal funds sold corresponded to the increase in investment securities.

     The following table sets forth the maturities of securities, held by the Bank as of December 31, 1999 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Equity securities, consisting of shares held in the FHLB-Atlanta in the amount of $624,500, and shares held in The Bankers Bank in the amount of $165,975, collectively totaling approximately $790,475, are not presented in the table below as they lack a contractual maturity. See Note 2 to the Financial Statements and Supplementary Data, which provides details regarding the Bank's investment portfolio as of December 31, 1999 and 1998.


                                                                    Maturing
                                ---------------------------------------------------------------------------------
                                                      After One But       After Five but
                                    Within One         Within Five          Within Ten            After Ten
                                       Year               Years                Years                Years
                                ---------------------------------------------------------------------------------
                                 Amount     Yield    Amount     Yield    Amount     Yield     Amount     Yield
                                ---------------------------------------------------------------------------------
                                (In Thousands)
Municipal Bond                      --        --      $345        4.45%      --      --           --      --
U. S. government securities         --        --     2,492        6.84%  $1,000        7.50%  $8,622       7.39%
                                ---------------------------------------------------------------------------------
Total                               --        --    $2,837        6.55%  $1,000        7.50%  $8,622       7.39%
                                =================================================================================


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

     The Bank acquires residential mortgage loans from small retail-oriented originators in the Southeast United States through various funding sources, including the Bank's regular funding sources, a $26.5 million warehouse line of credit from the FHLB-Atlanta and a $45 million repurchase agreement with PaineWebber. CMS acquires residential mortgage loans from small retail-oriented originators in the Southeast, Northeast and Midwest United States through various funding sources, including a $75.0 million line of credit from PaineWebber, a $35 million line of credit from Colonial Bank, a $7.0 million line of credit from Home Federal, and a $75 million repurchase agreement from PaineWebber. Under the repurchase agreements, the Mortgage Division sells its mortgage loans and simultaneously assigns the related forward sale commitments to PaineWebber. Substantially all of the Mortgage Division loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to 30 days. The Mortgage Division purchases loans that it believes will meet secondary market criteria, such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac and Fannie Mae. To the extent that the Mortgage Division retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Mortgage Division sells a portion of its retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

     The following table presents the outstanding balances of the Company's borrowings under its warehouse line of credits and the weighted average interest rates thereon for the last two years. Draws on such line of credit have a 30-day maturity.


                                                                           Year ended December 31,
                                                                         1999                   1998
                                                                -------------------------------------------
Balance at period end                                                 $45,676,823             $74,756,311
Weighted average interest rate at period end                               7.39%                   7.23%
Maximum amount outstanding at any month's end                         $82,272,689             $74,756,311
Average amount outstanding                                            $51,840,917             $32,266,747
Weighted average interest rate                                             6.75%                   7.50%


     During 1999, the Mortgage Division acquired $1.9 billion of mortgage loans, of which $1.8 billion were resold in the secondary market with servicing rights retained by the Company. This was a slight decline of $0.1 billion from the amount acquired in 1998. At December 31, 1999, $87.3 million of mortgage loans were carried as mortgage loans held for sale on the balance sheet pending sale of such loans, compared to $128.4 million at the end of 1998.

     At December 31, 1999, $4.2 million of purchased mortgage servicing rights were carried on the balance sheet. At December 31, 1998, the Company carried $4.0 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At December 31, 1999, the Company held servicing rights with respect to loans with unpaid principal balances totaling $420.8 million compared to $486.0 at December 31, 1998. During 1999, the Company sold servicing rights with respect to $1.8 billion of mortgage loans carried on its balance sheet at costs of $21.2 million for a gain of $9.8 million. During 1998, the Company sold servicing rights with respect to $1.6 billion of mortgage loans carried on its balance sheet at costs of $15.1 million for a gain of $10.2 million. The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

     The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $6.0 million at December 31,1999 compared to fixed assets of $3.4 million at December 31, 1998. The increase in fixed assets resulted primarily from the Towne Lake branch purchase of $1.7 million and the 5,000 square foot addition to its main office in Jasper, Georgia which began in 1998 and was completed in 1999.

     In 1999, the Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. At December 31, 1999, the Company had on its balance sheet $2.1 million of cash surrender value of life insurance related to the retirement plan.

     The Bank's deposits totaled $110.3 million and $100.6 million at December 31, 1999 and 1998, respectively, an increase of 9.6%. Deposits averaged $94.5 million and $84.4 million during the years ended December 31, 1999 and 1998, respectively. Interest-bearing deposits increased from 77% of total deposits at December 31, 1998 to 82% of total deposits at December 31, 1999. The increase of interest bearing deposits as a percent of total deposits was the result of growth in certificates of deposits, which reflects, in part, increases in interest rates. Certificates of deposit composed 63% of total interest-bearing deposits for December 31, 1999 compared to 70% at December 31, 1998. The decrease of certificates of deposits as a percentage of total interest-bearing deposits was the result of the $9.1 million or 43.7% increase in interest-bearing demand deposits. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates and increases in interest rates, generally. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

     The following table summarizes average daily balances of deposits and rates paid on such deposits for the periods indicated:


                                                                    Years ended
                                               December 31, 1999                   December 31, 1998
                                       -------------------------------------------------------------------
                                                Amount          Rate            Amount            Rate
                                       -------------------------------------------------------------------
                                                             (Dollars in Thousands)
Noninterest-bearing
    demand deposits                            $13,919             --              $18,762        --
Interest-bearing
    demand deposits                             20,728           4.04%              14,587       4.32%
Savings deposits                                 8,026           3.65%               5,441       3.66%
Time deposits                                   51,841           5.81%              45,603       6.19%
                                       ---------------------               -----------------
Total                                          $94,514                             $84,393
                                       =====================               =================


     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1999 are summarized as follows (in thousands):

                               Under 3 months                    $4,603
                               3 to 6 months                      3,415
                               6 to 12 months                     5,358
                               Over 12 months                     4,166
                                                               -----------
                                                                $17,542
                                                               ===========

Capital
-------

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, and 4.0% to 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the

"Banking Department") to maintain a leverage ratio of 8.0%. At December 31, 1999 the Bank's leverage ratio was 9.91%.

     At December 31, 1999 the Company's total shareholders' equity was $14.9 million or 8.46% of total assets, compared to $14.3 million or 7.20% of total assets at December 31, 1998. The increase in shareholders' equity to total asset ratio in 1999 was the result of a 12% decrease in total assets, primarily as a result of decreased mortgage loan production in 1999, which was only partially offset by increases in commercial banking loans. At December 31, 1999, total capital to risk-adjusted assets was 13.62%, with 12.88% consisting of tangible common shareholders' equity. The Company paid $400,473 of dividends during 1999 or $.23 per share compared to $273,267 or $.165 per share during 1998. A quarterly dividend of $.07 was paid in February 2000.

     In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (8.00%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. In July 1999, the Company increased the amount of the promissory note to $4.5 million to facilitate the purchase of the Towne Lake branch. The Company was not required to provide additional collateral for the increased borrowings. The Company contributed the additional $3.0 million borrowings to the Bank as capital.

     The following table shows operating and capital ratios for each of the last two years:


                                                                      Year ended December 31
                                                                   1999                   1998
                                                          ----------------------------------------------

                Percentage of net income to:
                    Average shareholders' equity                  8.72%                   25.88%
                    Average total assets                          0.69%                    2.16%
                Percentage of average
                    shareholders' equity to
                    average total assets                          7.91%                    8.33%
                Percentage of dividends paid
                    to net income                                30.97%                    8.85%


     During 1999, 30,800 shares of Common Stock were issued pursuant to employee stock option exercises for an aggregate of $183,270. In addition, during 1999, 3,028 shares of restricted common shares were issued pursuant to the employment agreement with Mr. Bob KenKnight. On March 11, 1998, the Company completed a stock offering for 270,000 shares of common stock at an issue price of $8.125 per share. The Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".

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

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $56.6 million and $52.2 million during 1999 and 1998, representing 55% and 62% of average deposits for those years, respectively. The decrease in average liquid assets as a percentage of average deposits was the result of the decrease in mortgage loans held for sale as well as the increase in fixed assets in 1999. Average non-mortgage loans were 45% and 46% of average deposits for 1999 and 1998, respectively. Average deposits were 63% and 64% of average interest-earning assets for 1999 and 1998, respectively.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $1.4 million at December 31, 1999 and $6.2 million at December 31, 1998. The Bank had utilized the brokered deposits to fund its mortgage loans held for sale and had started to discontinue the use of the brokered deposits following the purchase of the Towne Lake branch which provided the Bank with excess liquidity. As of February 28, 2000, the Bank no longer held any brokered deposits.

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1999.

                                              Interest Rate Sensitivity Gaps
                                                 As of December 31, 1999

                                                   Amounts Repricing In
                            -------------------------------------------------------------------

                                0-90 Days       91-365 Days      1-5 Years      Over 5 Years
                             --------------   --------------   -------------  ----------------
                                                  (Millions of dollars)
Interest-earning
   assets                        $111.8             $10.0          $21.6             $9.9
Interest-bearing
   liabilities                     89.8              27.1           16.7              2.3
                            -------------------------------------------------------------------
Interest sensitivity
   gap                            $22.0            $(17.1)          $4.9             $7.6
                            ===================================================================

     The Company was in an asset-sensitive position for the cumulative three-month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. The Company's net interest margin for 1999 was 4.20% compared to 5.23% for 1998. This is indicative of the historical low mortgage rates during the first six months of 1999. At December 31, 1999, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $17.4 million, or 9.9% of total assets.

     At December 31, 1999, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $254.4 million, down 50% from the $508 million a year earlier. Of the Pipeline, the Company had, as of December 31, 1999, approximately $62.2 million for which the Company had interest rate risk. The remaining $192.2 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be reprice at the current market rate.

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

     The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of December 31, 1999, the Bank had in place purchase commitment agreements terminating between January and March of 2000 with respect to an aggregate of approximately $44 million to hedge the mortgage pipeline of $62 million for which the Bank had an interest rate risk, compared to $127 million and $181 million, respectively, one year earlier.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" This statement is required to be adopted for fiscal years beginning after June 15, 2000. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The Company does not anticipate a material effect on its financial statements as a result of adopting SFAS No. 133.

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

     The Company experienced significant changes in interest rates and mortgage production during 1999. The Company achieved record mortgage production with interest rates at historical low levels in the first six months of 1999. The Company recognized an increase in average interest-earning assets and interest-bearing liabilities for the year as a result of the record mortgage production in the first six months. Rates began increasing mid-second quarter 1999 resulting in an increase in rates on a 30-year mortgage of 162 basis points during 1999. The Federal Reserve Open Market Committee moved interest rates on three occasions in 1999 for a total of 75 basis points. As a result, mortgage production in the third and fourth quarters totaled $677 million, a decrease of $551 million or 45% from the first and second quarters 1999 production of $1.2 billion. With the increase in interest rates, the Company's net interest margin was negatively effected during the latter six months due to the asset sensitive structure of the Company's balance sheet.

     The Company had interest income of $15.1 million in 1999, and $13.0 million in 1998. The 16% increase in interest income is attributable to the increase in average interest-earning assets which is the result of the higher volume of average commercial banking loans and average mortgage loans held for sale offset by a lower yield on interest-earning assets in 1999. Average interest-earning assets totaled $165.8 million in 1999 compared to $131.6 million in 1998. The yield on earning assets decreased from 9.85% in 1998 to 9.13% in 1999. The decrease in the yield on earning assets from 1998 to 1999 was the result of the historically low mortgage rates in the first six months of 1999. The Company had closed $1.9 billion of mortgage loans during 1999 compared to $1.8 billion during 1998.

     The Company had interest expense of $8.3 million in 1999 and $6.1 million in 1998. The increase resulted from a higher level of average other borrowings as well as a higher volume of average interest-bearing deposits offset by a lower rate paid on interest-bearing liabilities. Interest-bearing liabilities averaged $141.9 million in 1999 compared to $97.9 million in 1998. The rates paid on interest-bearing liabilities was 5.83% in 1999 and 6.21% in 1998, although at year end 1999, the composite rate paid on interest-bearing liabilities was 6.25%, reflecting generally increasing rates. In 1999 and 1998, interest expense accounted for 30% and 26% of total expenses, respectively.

     Net interest income for 1999 was $6.9 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during 1999 was 4.14%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 3.30%. Net interest income, interest margin and net interest spread in 1998 were $6.9 million, 5.23%, and 3.6%, respectively. The decrease in net interest margin and interest spread is indicative of the historically low interest rates in the first six months of 1999 and the Company's having an asset sensitive gap ratio.

     The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rate:

                                          1999 compared to 1998             1998 compared to 1997
                                     -----------------------------------------------------------------------
                                                         Increase (Decrease due to (1))
                                     -----------------------------------------------------------------------
                                       Volume      Rate         Net        Volume      Rate        Net
                                     -----------------------------------------------------------------------
                                                                (In Thousands)
Interest earned on:
   Loans                                  $907      $(148)       $759          $613       $73       $686
   Mortgage loans held for sale          1,438       (659)        779         4,471        68      4,539
   Securities, at cost                     380         35         415            58        (8)        50
   Federal funds sold                       90        (10)         80            49        (3)        46
   Deposits in other banks                 147         (2)        145            49         1         50
                                     -----------------------------------------------------------------------
Total interest income                   $2,962      $(784)     $2,178        $5,240      $131     $5,371
                                     =======================================================================

Interest paid on:
   Demand deposits                        $248       $(41)       $207          $231       $17       $248
   Savings deposits                         95         (1)         94            12         6         18
   Time deposits                           911       (174)        737           717       (12)       705
   Mortgage warehouse
     line of credit and other            1,348       (188)      1,160         1,556       299      1,855
                                     -----------------------------------------------------------------------
Total interest expense                  $2,602      $(404)     $2,198        $2,516      $310     $2,826
                                     =======================================================================

------------------
(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The Bank made provisions for loan losses of $190,000 in 1999, and charged off $26,103 of loans. The Bank made provisions for loan losses of $153,000 in 1998, and charged off $32,168 of loans. The ratios of net charge offs to average non-mortgage loans outstanding during the year were 0.05% and 0.08% for 1999 and 1998, respectively.

     Other income was $14.6 million in 1999 compared to $15.2 million in 1998. The Company sold servicing rights with respect to $1.8 billion of mortgage loans in 1999 for a total net gain of $9.8 million or a spread on the sale of servicing of 0.54%. This compares to servicing rights sales in 1998 of $1.6 billion for a net gain of $10.2 million or a spread on the sale of servicing of 0.64%. The decrease in the spread on the sale of servicing rights is indicative of the competitive pricing in the mortgage industry in the last six months of 1999. The Company's spread on the sale of purchased mortgage servicing rights decreased from 60 basis points in the first and second quarters of 1999 to 36 basis points in the third and fourth quarters 1999, a 40% decline. The decrease in the spread on the sale of purchased mortgage rights resulted primarily from the decrease in mortgage production in the third and fourth quarters 1999 resulting in greater competition for the reduced volume of production. The Company currently plans to sell a portion of the servicing rights retained during 2000, although there can be no assurance as to the volume of the Bank's loan acquisition or that any gain will be recognized on such sales. Origination fee income is generated from the sale of mortgage loans to securities brokers pursuant a repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment.

     Other operating expenses increased to $19.2 million in 1999 from $17.1 million in 1998. The Company had increased its labor and overhead in late 1998 and early 1999 in order to process the anticipated higher volume, including opening an office in Chicago during the fourth quarter of 1998. In response to the decline in mortgage production and spread on the sale of purchased mortgage servicing rights, the Company has attempted to reduce overhead expenses in the third and fourth quarters 1999. CMS closed its office in Atlanta which primarily processed FHA and VA loans. These products continue to be offered through the Perimeter Center Circle office. In total, the Company has reduced mortgage personnel by 26 employees or a 21% reduction. In addition, the mortgage operation began handling all post closing and quality control reviews in house. These functions had previously been outsourced.

     The Company had net income of $1.3 million in 1999, compared to $3.1 million in 1998. Net income was adversely effected primarily by the decline in mortgage production and the reduced gain on the sale of mortgage servicing rights in the last six months of 1999. Income tax as a percentage of pretax net income was 36% for 1999 and 1998.

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

The Year 2000 Issue and Year 2000 Readiness
-------------------------------------------

     The Company did not experience any Year 2000 related problems with the century date change period. The Company had budgeted and spent approximately $103,000 in 1999 related to the Year 2000 issues. There remain six dates in 2000, which have been identified as potentially causing system problems. The Company tested the dates during its testing phase of its Year 2000 plan and anticipates no problems relating to the dates.

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

ITEM 7. FINANCIAL STATEMENTS

                         INDEPENDENT AUDITOR'S REPORT

================================================================================

To the Board of Directors
Crescent Banking Company and Subsidiaries
Jasper, Georgia


          We have audited the accompanying consolidated balance sheets of the Crescent Banking Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Banking Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

          As described in Note 2 to the financial statements, the 1999 and 1998 financial statements have been restated for an error in the method of recognizing compensation expense related to stock options.

                                         /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
February 25, 2000, except for Note 2 as to which the date is October 26, 2000

                           CRESCENT BANKING COMPANY
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

=================================================================================================================
                                Assets                                            1999                  1998
                                ------
                                                                        --------------------   -----------------
Cash and due from banks                                                 $         5,553,931    $       4,382,047
Interest-bearing deposits in banks                                                  193,151              733,183
Federal fund sold                                                                         -            7,510,000
Securities available-for-sale                                                    10,751,741            4,104,772
Securities held-to-maturity, at cost (fair value $1,000,000)                      1,000,000                    -
Mortgage loans held for sale                                                     87,284,155          128,409,669

Loans                                                                            54,077,286           41,328,423
Less allowance for loan losses                                                      864,689              699,020
                                                                        -------------------    -----------------
        Loans, net                                                               53,212,597           40,629,403

Purchased mortgage servicing rights                                               4,212,261            4,004,146
Accounts receivable-brokers and escrow agents                                     3,107,498            4,804,208
Premises and equipment                                                            6,036,385            3,369,209
Other real estate owned                                                              21,940              263,249
Cash surrender value of life insurance                                            2,101,068                    -
Deposit intangible                                                                  704,210                    -
Other assets                                                                      1,574,368            1,034,575
                                                                        -------------------    -----------------

        Total assets                                                    $       175,753,305    $     199,244,461
                                                                        ===================    =================

                 Liabilities and Stockholders' Equity
                 -------------------------------------
Deposits
  Noninterest-bearing demand                                            $        20,061,680    $      23,361,371
  Interest-bearing demand                                                        29,983,190           20,857,970
  Savings                                                                         3,301,304            1,861,355
  Time, $100,000 and over                                                        17,542,304           16,345,339
  Other time                                                                     39,418,175           38,175,754
                                                                        -------------------    -----------------
        Total deposits                                                          110,306,653          100,601,789
Drafts payable                                                                    2,765,182            4,984,145
Other borrowings                                                                 45,676,823           74,756,311
Federal funds purchased                                                             110,000                    -
Deferred income taxes                                                               805,711            1,354,645
Other liabilities                                                                 1,228,013            3,209,123
                                                                        -------------------    -----------------
        Total liabilities                                                       160,892,382          184,906,013
                                                                        -------------------    -----------------

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock, par value $1, 1,000,000 shares authorized, no shares issued or outstanding
  Common stock, par value $1; 10,000,000 shares authorized;
      1,760,536 and 1,726,708 issued                                              1,760,536            1,726,708
  Capital surplus                                                                 8,774,674            8,287,772
  Retained earnings                                                               5,260,457            4,367,744
  Treasury stock, 6,668 shares                                                      (36,091)             (36,091)
  Accumulated other comprehensive loss                                             (898,653)              (7,685)
                                                                        -------------------    -----------------
        Total stockholders' equity                                               14,860,923           14,338,448
                                                                        -------------------    -----------------

        Total liabilities and stockholders' equity                      $       175,753,305    $     199,244,461
                                                                        ===================    =================


See Notes to Consolidated Financial Statements.

                           CRESCENT BANKING COMPANY
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

===============================================================================================================
                                                                              1999                    1998
                                                                        -----------------     -----------------
Interest income
  Loans                                                                 $       4,911,841     $       4,153,310
  Mortgage loans held for sale                                                  9,131,244             8,351,498
  Taxable securities                                                              592,841               177,779
  Nontaxable securities                                                            15,353                15,353
  Deposits in banks                                                               272,391               127,959
  Federal funds sold                                                              220,111               139,614
                                                                        -----------------     -----------------
        Total interest income                                                  15,143,781            12,965,513
                                                                        -----------------     -----------------

Interest expense
  Deposits                                                                      4,692,273             3,653,994
  Other borrowings                                                              3,585,181             2,425,164
                                                                        -----------------     -----------------
        Total interest expense                                                  8,277,454             6,079,158
                                                                        -----------------     -----------------

        Net interest income                                                     6,866,327             6,886,355
Provision for loan losses                                                         190,000               153,000
                                                                        -----------------     -----------------
        Net interest income after provision for
           loan losses                                                          6,676,327             6,733,355
                                                                        -----------------     -----------------

Other income
  Service charges on deposit accounts                                             298,879               222,684
  Gestation fee income                                                          2,529,586             2,123,569
  Mortgage loan servicing fees                                                  1,262,767               934,894
  Gains on sales of purchased mortgage servicing rights                         9,804,994            10,219,326
  Gains on sales of mortgage loans held for sale                                  501,270             1,669,511
  Net realized gains (losses) on sales of securities                               (2,527)                2,850
  Other operating income                                                          185,441                50,729
                                                                        -----------------     -----------------
        Total other income                                                     14,580,410            15,223,563
                                                                        -----------------     -----------------

Other expenses
  Salaries and employee benefits                                                9,510,943             8,803,460
  Equipment and occupancy expenses                                              1,936,297             1,230,088
  Other operating expenses                                                      7,796,570             7,095,945
                                                                        -----------------     -----------------
        Total other expenses                                                   19,243,810            17,129,493
                                                                        -----------------     -----------------

        Income before income taxes                                              2,012,927             4,827,425

Income tax expense                                                                719,741             1,740,461
                                                                        -----------------     -----------------

        Net income                                                      $       1,293,186     $       3,086,964
                                                                        =================     =================

Basic earnings per common share                                         $            0.76     $            1.85
                                                                        =================     =================

Diluted earnings per common share                                       $            0.71     $            1.80
                                                                        =================     =================

See Notes to Consolidated Financial Statements.

                           CRESCENT BANKING COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------
                                                                                1999                   1998
                                                                           ---------------     ----------------
Net income                                                                 $     1,293,186     $      3,086,964
                                                                           ---------------     ----------------

Other comprehensive loss:

    Unrealized losses on securities available-for-sale:

        Unrealized holding losses arising during period, net of
            tax (benefits) of $(594,990) and $(2,301), respectively               (892,484)              (3,231)

         Reclassification adjustment for gains (losses) realized
            in net income, net of  tax (benefit) of $(1,011) and $1,140
            respectively                                                             1,516               (1,710)
                                                                           ---------------     ----------------

Other comprehensive loss                                                          (890,968)              (4,941)
                                                                           ---------------     ----------------

Comprehensive income                                                       $       402,218     $      3,082,023
                                                                           ===============     ================

See Notes to Consolidated Financial Statements.

                           CRESCENT BANKING COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

================================================================================

                                                              Common Stock            Capital       Retained
                                                       ------------------------
                                                          Shares     Par Value        Surplus       Earnings
                                                       ---------     ----------    ------------    -----------
Balance, December 31, 1997, as previously reported       726,354     $  726,354    $  6,549,186    $ 1,693,113
    Correction of prior period accounting
       error (Note 2)                                          -              -         218,817       (139,066)
                                                       ---------     ----------    ------------    -----------
Balance, December 31, 1997, as restated                  726,354        726,354       6,768,003      1,554,047
    Net income                                                 -              -               -      3,086,964
    Issuance of common stock                             135,000        135,000       2,004,762              -
    Common stock split                                   862,754        862,754        (862,754)             -
    Cash dividends declared, $.165 per share                   -              -               -       (273,267)
    Increase in outstanding stock options                      -              -         344,731              -
    Exercise of stock options                              2,600          2,600          33,030              -
    Other comprehensive loss                                   -              -               -              -
                                                       ---------     ----------    ------------    -----------
Balance, December 31, 1998                             1,726,708      1,726,708       8,287,772      4,367,744
    Net income                                                 -              -               -      1,293,186
    Cash dividends declared, $.23 per share                    -              -               -       (400,473)
    Increase in outstanding stock options                      -              -         262,721              -
    Exercise of stock options                             30,800         30,800         152,470              -
    Restricted stock awards                                3,028          3,028          48,340              -
    Tax benefit from exercise of stock options                 -              -          23,371              -
    Other comprehensive loss                                   -              -               -              -
                                                       ---------     ----------    ------------    -----------
Balance, December 31, 1999                             1,760,536     $1,760,536    $  8,774,674    $ 5,260,457
                                                       =========     ==========    ============    ===========

                                                                                   Accumulated
                                                                                      Other            Total
                                                           Treasury Stock         Comprehensive     Stockholders'
                                                       -----------------------
                                                        Shares          Cost          Loss             Equity
                                                       -------       ---------    -------------     -------------
Balance, December 31, 1997, as previously reported        3,334      $ (36,091)   $      (2,744)    $   8,929,818
    Correction of prior period accounting
       error (Note 2)                                         -              -                -            79,751
                                                       --------      ---------    -------------     -------------
Balance, December 31, 1997, as restated                   3,334        (36,091)          (2,744)        9,009,569
    Net income                                                -              -                -         3,086,964
    Issuance of common stock                                  -              -                -         2,139,762
    Common stock split                                    3,334              -                -                 -
    Cash dividends declared, $.165 per share                  -              -                -          (273,267)
    Increase in outstanding stock options                     -              -                -           344,731
    Exercise of stock options                                 -              -                -            35,630
    Other comprehensive loss                                  -              -           (4,941)           (4,941)
                                                       --------      ---------    -------------     -------------
Balance, December 31, 1998                                6,668        (36,091)          (7,685)       14,338,448
    Net income                                                -              -                -         1,293,186
    Cash dividends declared, $.23 per share                   -              -                -          (400,473)
    Increase in outstanding stock options                     -              -                -           262,721
    Exercise of stock options                                 -              -                -           183,270
    Restricted stock awards                                   -              -                -            51,368
    Tax benefit from exercise of stock options                -              -                -            23,371
    Other comprehensive loss                                  -              -         (890,968)         (890,968)
                                                       --------      ---------    -------------     -------------
Balance, December 31, 1999                                6,668      $ (36,091)   $    (898,653)    $  14,860,923
                                                       ========      =========    =============     =============

See Notes to Consolidated Financial Statements.

                           CRESCENT BANKING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                                       1999                1998
                                                                               ------------------   -----------------
OPERATING ACTIVITIES
    Net income                                                                 $        1,293,186   $       3,086,964
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Accretion of discount on securities                                              (434,888)           (120,968)
        Depreciation                                                                      808,579             475,814
        Amortization of purchased mortgage servicing rights                               967,172           1,216,200
        Amortization of deposit intangible                                                 37,064                   -
        Provision for loan losses                                                         190,000             153,000
        Increase in outstanding stock options                                             262,721             344,731
        Loss on sale of other real estate owned                                             6,417               3,333
        Income on life insurance policies                                                 (49,068)                  -
        Deferred income taxes                                                             (97,991)            (94,368)
        (Gain) loss on sale of securities available-for-sale                                2,527              (2,850)
        Gains on sales of purchased mortgage servicing rights                          (9,804,994)        (10,219,326)
        Restricted stock awards                                                            45,079               6,289
        Net (increase) decrease in mortgage loans held for sale                        41,125,514         (79,010,798)
        (Increase) decrease in accounts receivable -
           brokers and escrow agents                                                    1,696,710          (1,508,746)
        Increase (decrease) in drafts payable                                          (2,218,963)          1,820,796
        (Increase) decrease in interest receivable                                        109,829            (350,886)
        Increase (decrease) in interest payable                                          (135,831)             98,822
        Other operating activities                                                     (2,351,458)          2,136,869
                                                                               ------------------   -----------------
         Net cash provided by (used in) operating activities                           31,451,605         (81,965,124)
                                                                               ------------------   -----------------

INVESTING ACTIVITIES
    Purchase of securities available-for-sale                                          (9,520,805)         (1,706,364)
    Proceeds from sales of securities available-for-sale                                1,321,250             501,094
    Proceeds from maturities of securities available-for-sale                             500,000                   -
    Purchase of securities held-to-maturity                                            (1,000,000)                  -
    Net (increase) decrease  in Federal funds sold                                      7,510,000          (6,200,000)
    Net decrease in interest-bearing deposits
        in banks                                                                          540,032             347,286
    Net increase in loans                                                             (12,860,192)         (4,911,493)
    Proceeds from sale of other real estate owned                                         321,890             149,989
    Purchase of premises and equipment                                                 (1,824,016)         (1,565,629)
    Acquisition of purchased mortgage servicing rights                                (22,374,576)        (16,142,685)
    Proceeds from sales of purchased mortgage
        servicing rights                                                               31,004,283          25,285,228
    Purchase of life insurance policies                                                (2,052,000)                  -
                                                                               ------------------   -----------------
          Net cash used in investing activities                                        (8,434,134)         (4,242,574)
                                                                               ------------------   -----------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                (2,960,056)         24,920,905
    Net increase (decrease) in other borrowings                                       (29,079,488)         60,447,661
    Net increase  in Federal funds purchased                                              110,000                   -
    Dividends paid                                                                       (400,473)           (273,267)
    Net proceeds from sale of common stock                                                      -           2,139,762
    Proceeds from exercise of stock options                                               183,270              35,630
    Net cash received in branch acquisition                                            10,301,160                   -
                                                                               ------------------   -----------------
          Net cash provided by (used in) financing activities                         (21,845,587)         87,270,691
                                                                               ------------------   -----------------

                           CRESCENT BANKING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                                 1999                    1998
                                                                           -----------------    -----------------
Net increase in cash and due from banks                                    $       1,171,884    $       1,062,993

Cash and due from banks at beginning of year                                       4,382,047            3,319,054
                                                                           -----------------    -----------------
Cash and due from banks at end of year                                     $       5,553,931    $       4,382,047
                                                                           =================    =================
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                           $       8,413,285    $       5,980,336

        Income taxes                                                       $       1,691,701    $       1,347,197

NONCASH TRANSACTIONS
    Unrealized losses on securities available-for-sale                     $       1,484,947    $           8,382

    Principal balances of loans transferred to other real estate           $          86,998    $         264,662

BRANCH ACQUISITION

    Premises and equipment                                                 $      (1,651,739)   $               -
    Other assets                                                                      (5,864)                   -
    Deposit intangible                                                              (741,274)                   -
    Deposits                                                                      12,664,920                    -
    Other liabilities                                                                 35,117                    -
                                                                           -----------------    -----------------
    Net cash received                                                      $      10,301,160    $               -
                                                                           =================    =================

See Notes to Consolidated Financial Statements.

                           CRESCENT BANKING COMPANY
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

            Crescent Banking Company (the "Company") provides a full range of banking services to individual and corporate customers through its subsidiary, Crescent Bank and Trust Company (the "Bank") in Jasper, Pickens County, Georgia and the surrounding areas. The Bank also provides mortgage loan origination and servicing to customers throughout the southeastern United States. The Company also offers mortgage banking services through its subsidiary, Crescent Mortgage Services, Inc. ("CMS"). CMS, located in Atlanta, Georgia, Manchester, New Hampshire, and Chicago, Illinois provides mortgage loan servicing to customers throughout the southeastern, northeastern, and midwestern United States.

          Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of purchased mortgage servicing rights, the valuation of foreclosed real estate, and deferred tax assets.

          Cash and Due from Banks

            Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

            The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Securities

            Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. All other debt securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income, net of tax. Equity securities without a readily determinable fair value are classified as available-for-sale and are recorded at cost.

            Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

          Mortgage Loans Held for Sale

            The Company originates first mortgage loans with the intention to sell the loans in the secondary market and are carried at the lower of cost or fair value. Interest collected on these loans during the period they are held in inventory is included in interest income. Income from the sale of these loans is recognized at the time of sale and is determined by the difference between net sales proceeds and the book value of the loans.

          Loans

            Loans are reported at their outstanding principal balances less the allowance for loan losses. Interest income on loans is accrued based on the principal balance outstanding.

            Loan origination fees and certain direct costs of loans are recognized at the time the loan is recorded. Because net loan origination fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Loans (Continued)

            The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

            The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

            A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

          Purchased Mortgage Servicing Rights

            Purchased mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans. Those rights are being amortized in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of purchased mortgage servicing rights represent the difference between the sales proceeds and the related capitalized purchased mortgage servicing rights.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Accounts Receivable-Brokers and Escrow Agents

            Accounts receivable-brokers and escrow agents represent amounts due from mortgage loan servicers in settlement of mortgage loan servicing fees and mortgage loan servicing rights sold. These are noninterest-bearing receivables and are generally collected within thirty days.

          Premises and Equipment

            Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

          Other Real Estate Owned

            Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses.

          Drafts Payable

            Drafts payable represent the amount of mortgage loans held for sale that have been closed by the Company, but for which the cash has not yet been disbursed. The Company disburses the cash funds when the loan proceeds checks are presented for payment.

          Gestation Fee Income

            The Company uses gestation repurchase agreements to facilitate the sales of mortgage loans to security brokers. Gestation fee income, which is recognized as earned, represents the spread between the gestation fee (which is based on the loan's coupon rate) received on the mortgage loan and the fee charged by the security broker during the gestation period.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Mortgage Servicing Fees and Expenses

            Mortgage servicing fees are based on a contractual percentage of the unpaid principal balance of the loans serviced and are recorded as income when received. Mortgage servicing costs are charged to expense when incurred.

          Income Taxes

            Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

            Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

            The Company and its subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

          Derivatives

            The Company incurs interest rate risk as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by the Company or through "pairing off" the commitment. Under certain conditions the Company achieves best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans purchased by the Company through a secondary market. The Company considers the cost of the hedge to be part of the cost of the Company's servicing rights, and therefore the hedge is accounted for as part of the cost of the Company's servicing portfolio. As a result, any gain or loss on the hedge decreases or increases, as appropriate, the cost basis of the servicing portfolio.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings Per Common Share

            Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options. In 1998, the Company declared a one-for-one common stock split. Earnings and dividends per common share, weighted-average shares outstanding, and related stock information have been restated to reflect the common stock split.

          Comprehensive Income

            Statement of Financial Accounting Standards ("SFAS") No. 130 ("Reporting Comprehensive Income") describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

          Recent Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. As of December 31, 1999, unrealized gains, net of tax, associated with the Company's $44 million of mandatory future commitments that would be reported in other comprehensive income under SFAS No. 133 was approximately $120,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (Continued)

            There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.


NOTE 2.   PRIOR PERIOD ADJUSTMENT

          The Company's financial statements have been restated for the correction of an error to properly account for stock option awards in accordance with EITF 87-6 B ("Stock Option Plan with Tax-Offset Cash Bonus") and APB Opinion No. 25 ("Accounting for Stock Issued to Employees"). The effect of this restatement for 1999 and 1998 is as follows:


                                                                   For the Years Ended
                                                                      December 31,
                                       -------------------------------------------------------------------------
                                                       1999                                  1998
                                       -----------------------------------   -----------------------------------
                                         As Previously            As           As Previously            As
                                            Reported           Restated           Reported           Restated
                                       ----------------   ----------------   ----------------   ----------------
          Balance Sheet
            Retained earnings            $    5,777,722     $    5,260,457     $    4,721,440     $    4,367,744
            Capital surplus                   8,091,441          8,774,674          7,724,224          8,287,772
          Total stockholders' equity         14,694,955         14,860,923         14,128,956         14,338,448

          Statements of Income
            Net income                        1,456,755          1,293,186          3,301,594          3,086,964
             Basic earnings per
              common share                         0.85               0.76               1.98               1.85
             Diluted earnings per
              common share                         0.80               0.71               1.92               1.80


          Retained earnings as of December 31, 1997 has been decreased by $139,066 with a net increase of $79,751 in total stockholders' equity for the effects of the restatement of prior years.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3.   SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                           Gross              Gross
                                                      Amortized         Unrealized         Unrealized             Fair
                                                         Cost              Gains             Losses              Value
                                                  ----------------   ---------------   ----------------    ----------------
          Securities Available-for-Sale
            December 31, 1999:
              U.S. Government and
               agency securities                    $   11,114,021     $           -     $   (1,498,038)     $    9,615,983
              State and municipal securities               345,000               283                  -             345,283
              Equity securities                            790,475                 -                  -             790,475
                                                  ----------------   ---------------   ----------------    ----------------
                                                    $   12,249,496     $         283     $   (1,498,038)     $   10,751,741
                                                  ================   ===============   ================    ================

                                                                           Gross              Gross
                                                      Amortized         Unrealized         Unrealized             Fair
                                                         Cost              Gains             Losses              Value
                                                  ----------------   ---------------   ----------------    ----------------
          December 31, 1998:
            U.S. Government and
             agency securities                      $    2,656,605     $      28,634     $      (52,190)     $    2,633,049
            State and municipal securities                 345,000            10,748                  -             355,748
            Equity securities                            1,115,975                 -                  -           1,115,975
                                                  ----------------   ---------------   ----------------    ----------------
                                                    $    4,117,580     $      39,382     $      (52,190)     $    4,104,772
                                                  ================   ===============   ================    ================

     Securities Held-to-Maturity
          December 31, 1999:
            U.S. Government and
             agency securities                      $    1,000,000     $           -     $            -      $    1,000,000
                                                  ================   ===============   ================    ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3.   SECURITIES (Continued)

          The amortized cost and fair value of securities as of December 31, 1999 by contractual maturity are shown below.

                                                  Securities Available-for-Sale            Securities Held-to-Maturity
                                              ------------------------------------    ------------------------------------
                                                  Amortized              Fair             Amortized              Fair
                                                     Cost               Value                Cost               Value
                                              ----------------    ----------------    ----------------    ----------------
          Due from one year to five years        $   2,837,421       $   2,814,701       $           -       $           -

          Due from five years to ten years                   -                   -           1,000,000           1,000,000

          Due after ten years                        8,621,600           7,146,565                   -                   -
          Equity securities                            790,475             790,475                   -                   -
                                              ----------------    ----------------    ----------------    ----------------
                                                 $  12,249,496       $  10,751,741       $   1,000,000       $   1,000,000
                                              ================    ================    ================    ================

          Securities with a carrying value of $2,833,959 and $1,558,338 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

          Gross gains and losses on sales of securities available-for-sale consist of the following:

                                                                          Years Ended December 31,
                                                                   ------------------------------------
                                                                           1999                 1998
                                                                   ---------------      ---------------
          Gross gains                                                 $          -         $      2,850
          Gross losses                                                      (2,527)                   -
                                                                   ---------------      ---------------
          Net realized gains (losses)                                 $     (2,527)        $      2,850
                                                                   ===============      ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                              December 31,
                                                               ---------------------------------------
                                                                        1999                  1998
                                                               -----------------     -----------------
          Commercial                                              $    9,474,000        $    6,585,000
          Real estate - construction and land development             15,914,000            10,027,000
          Real estate - mortgage                                      21,311,000            18,942,000
          Consumer instalment and other                                7,378,286             5,774,423
                                                               -----------------     -----------------
                                                                      54,077,286            41,328,423
          Allowance for loan losses                                     (864,689)             (699,020)
                                                               -----------------     -----------------
          Loans, net                                              $   53,212,597        $   40,629,403
                                                               =================     =================

          Changes in the allowance for loan losses are as follows:

                                                                         December 31,
                                                          ---------------------------------------
                                                                   1999                  1998
                                                          -----------------     -----------------
          Balance, beginning of year                         $      699,020        $      514,634
            Provision for loan losses                               190,000               153,000
            Loans charged off                                       (26,103)              (32,168)
            Recoveries of loans previously charged off                1,772                63,554
                                                          -----------------     -----------------
          Balance, end of year                               $      864,689        $      699,020
                                                          =================     =================

          The total recorded investment in impaired loans was $36,316 and $772 at December 31, 1999 and 1998, respectively. There were no loans that had related allowances for loan losses determined in accordance with SFAS No. 114 ("Accounting by Creditors for Impairment of a Loan") at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans for 1999 and 1998 was $38,258 and $34,486, respectively. Interest income on impaired loans recognized for cash payments received was not material for the years ended 1999 and 1998, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

          The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

          Balance, beginning of year                          $     1,857,170
            Advances                                                2,210,519
            Repayments                                             (1,117,499)
                                                            -----------------
          Balance, end of year                                $     2,950,190
                                                            =================

NOTE 5.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                                              December 31,
                                                               ---------------------------------------
                                                                        1999                  1998
                                                               -----------------     -----------------

          Land                                                   $       687,726       $       263,978
          Buildings and improvements                                   3,346,498             1,209,219
          Equipment                                                    4,311,990             3,297,762
          Construction in progress                                             -                99,500
                                                               -----------------     -----------------
                                                                       8,346,214             4,870,459
          Accumulated depreciation                                    (2,309,829)           (1,501,250)
                                                               -----------------     -----------------
                                                                 $     6,036,385       $     3,369,209
                                                               =================     =================


NOTE 6.   DEPOSIT INTANGIBLE

          In 1999, the Company acquired certain assets and all deposits of another financial institution's branch operations in Woodstock, Georgia. The premium paid for the deposits is reported in the balance sheet, net of amortization as a deposit intangible. The deposit intangible is being amortized over a period of ten years. The balance at December 31, 1999 was $704,210. The amount amortized for the year ended December 31, 1999 was $37,064.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 7.   DEPOSITS

          The scheduled maturities of time deposits at December 31, 1999 are as follows:

          2000                                                $     42,081,381
          2001                                                       5,489,032
          2002                                                       3,326,574
          2003                                                       4,842,201
          2004                                                       1,221,291
                                                            ------------------
                                                              $     56,960,479
                                                            ==================

          At December 31, 1999 and 1998, brokered deposits amounted to $1,386,000 and $6,216,000, respectively, and are included in time deposits as follows:

                                                        December 31,
                                             ----------------------------------
                                                    1999               1998
                                             ---------------    ---------------
          Time, $100,000 and over              $     100,000      $     900,000
          Other time                               1,286,000          5,316,000
                                             ---------------    ---------------
                                               $   1,386,000      $   6,216,000
                                             ===============    ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 8.   OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                      December 31,
                                                                         ------------------------------------
                                                                                 1999                1998
                                                                         ----------------    ----------------
          $75,000,000 line of credit with interest at  the one            $   34,176,823      $   73,807,415
           month LIBOR plus .80% (7.8367% at December 31, 1999)
           due on demand, collateralized  by first mortgage loans.
          $26,500,000 line of credit with interest at the Federal              7,000,000                   -
           Home Loan Daily Rate Credit plus .25% (4.80% at December
           31, 1999), due between January 24 and 31, 2000,
           collateralized by first mortgage loans.
          Note payable from correspondent bank with interest                   4,500,000                   -
           at prime minus .50% (8.00% at December 31, 1999), due in
           ten equal annual instalments of $450,000, collateralized
           by the common stock of the Bank.
          $7,000,000 line of credit with interest at prime (8.50%                      -             948,896
           at December 31, 1998) due May 1, 1999, collateralized
           by first mortgage loans.
                                                                         ----------------    ----------------
                                                                          $   45,676,823      $   74,756,311
                                                                         ================    ================

          The advance from correspondent bank has various covenants related to capital adequacy, allowance for loan losses and profitability of the Company and its subsidiaries. As of December 31, 1999, the Company was in compliance with all covenants.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 9.   LEASES

          The Bank leases certain of its branch facilities under various noncancelable operating leases. The initial terms range from one to seven years.

          Crescent Mortgage leases its facilities under various noncancelable operating leases. The initial lease terms range from three to five years.

          Rental expense under all operating leases amounted to $506,491 and $334,896 for the years ended December 31, 1999 and 1998, respectively.

          Future minimum lease payments on noncancelable operating leases are summarized as follows:

            2000                                              $       366,221
            2001                                                      380,207
            2002                                                      390,862
            2003                                                      195,204
            2004                                                       41,069
                                                             ----------------
                                                              $     1,373,563
                                                             ================


NOTE 10.  DEFERRED COMPENSATION PLAN

          In 1999, the Company adopted a deferred compensation plan providing for death and retirement benefits for its directors and executive officers. The estimated amounts to be paid under the compensation plan have been funded through the purchase of life insurance policies on the directors and executive officers. The balance of the policy cash surrender values included in the balance sheet at December 31, 1999 is $2,101,068. Income recognized on the policies amounted to $49,068 for the year ended December 31, 1999. The balance of the deferred compensation included in other liabilities at December 31, 1999 is $16,350. Expense recognized for deferred compensation amounted to $16,350 for the year ended December 31, 1999.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 11.  STOCK OPTIONS

          The Company has a non-qualified stock option plan for key employees (the "employee plan") and has reserved 78,932 shares of common stock. Under the terms of the employee plan, cash awards may be paid to option holders which are designed to compensate the employee for the difference in the tax treatment between non-qualified options and incentive stock options. Options under the employee plan are granted at the estimated fair market value at the date of grant. The Company also has a non-qualified stock option plan for directors (the "director plan") and has reserved 88,400 shares of common stock. Options granted in 1998 under the director plan were granted at 105% of the estimated fair market value. Options granted in 1999 under the director plan were granted at $8 per share. All options under these plans expire ten years from the date of grant. At December 31, 1999, 6,332 and 14,800 options were available to grant under the employee and director plans, respectively. Other pertinent information related to the options follows:

                                                                        Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                              1999                            1998
                                                 ----------------------------------     --------------------------
                                                                       Weighted-                      Weighted-
                                                                        Average                        Average
                                                                       Exercise                        Exercise
                                                    Number               Price           Number         Price
                                                 -----------      -----------------   ------------  --------------
          Under option, beginning of year            159,200        $     7.79            115,200    $     6.48
            Granted at market price                   13,000             12.46                  -             -
            Granted at below market price              4,800              8.00                  -             -
            Granted at above market price                  -                 -             48,000         11.02
            Exercised                                (30,800)             5.95             (4,000)         8.91
                                                 -----------                          -----------
          Under option, end of year                  146,200              8.60            159,200          7.79
                                                 ===========                          ===========

          Exercisable, end of year                   117,867              8.44            134,533          8.01
                                                 ===========                          ===========
          Weighted-average fair value of
            options granted during the year        $    2.48                             $   3.75
                                                 ===========                          ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 11.  STOCK OPTIONS (Continued)

                                                                                                         Weighted-
                                                                                      Weighted-           Average
                                                                                       Average           Remaining
                                                                Range of              Exercise          Contractual
                                              Number             Prices                 Price              Life
                                            ----------    -------------------    -----------------     -------------
          Under option, end of year             59,600      $     5.00 - 6.88      $      6.27                    5
                                                73,600           8.00 - 11.02             9.81                    8
                                                13,000          12.25 - 15.00            12.46                   10
                                            ----------
                                               146,200                                                            7
                                            ==========

          Options exercisable, end of year      44,267            5.00 - 6.88             6.16                    3
                                                73,600           8.00 - 11.02             9.81                    8
                                            ----------
                                               117,867                                                            6
                                            ==========

          As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has recognized $214,721 and $344,731 of compensation cost under the employee plan for the years ended December 31, 1999 and 1998, respectively. The Company has recognized $48,000 and $ - - of compensation cost under the director plan for the years ended December 31, 1999 and 1998, respectively. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have changed as follows:

                                                               Year Ended December 31, 1999
                                                 ------------------------------------------------------
                                                                          Basic             Diluted
                                                                        Earnings            Earnings
                                                    Net Income          Per Share          Per Share
                                                 ---------------    ---------------    ----------------
          As reported                              $   1,293,186      $        0.76      $         0.71
          Excess of expense recognized under APB
            No. 25 compared to SFAS No. 123              145,950               0.08                0.08
                                                 ---------------    ---------------    ----------------
          As adjusted                              $   1,439,136      $        0.84      $         0.79
                                                 ===============    ===============    ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 11.  STOCK OPTIONS (Continued)

                                                               Year Ended December 31, 1998
                                                 ------------------------------------------------------
                                                                          Basic             Diluted
                                                                        Earnings            Earnings
                                                    Net Income          Per Share          Per Share
                                                 ---------------    ---------------    ----------------
          As reported                              $   3,086,964      $        1.85      $         1.80
          Excess of expense recognized under APB
            No. 25 compared to SFAS No. 123               87,152               0.06                0.05
                                                 ---------------    ---------------    ----------------
          As adjusted                              $   3,174,116      $        1.91      $         1.85
                                                 ===============    ===============    ================

          The fair value of the options granted during the years were based upon the discounted value of future cash flows of the options using the following assumptions:

                                                                        Year Ended December 31,
                                                               ---------------------------------------
                                                                        1999                  1998
                                                               -----------------     -----------------
          Risk-free rate                                              6.43%                 5.12%
          Expected life of the options                               5 Years               5 Years
          Expected dividends (as a percent of the fair value
          of the stock)                                               1.28%                 1.36%
          Volatility                                                  9.84%                34.14%

          The Company also has restricted stock plans for two of its key employees. The employees annually may earn shares of stock based on certain performance goals of the Company's mortgage operations. The stock grants vest ratably over a five year period after one year from the date of grant. At December 31, 1999, 30,840 shares of stock had been awarded under these plans, of which 3,028 have vested. Expense incurred under these plans amounted to $45,079 and $6,289 for the years ended December 31, 1999 and 1998, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 12.  INCOME TAXES


          The components of income tax expense are as follows:

                                                                        Years Ended December 31,
                                                               ---------------------------------------
                                                                     1999                  1998
                                                               -----------------     -----------------
          Current                                                $       817,732       $     1,909,360
          Deferred                                                       (97,991)              (94,368)
          Benefit of net operating loss carryforward                           -               (74,531)
                                                               -----------------     -----------------
               Income tax expense                                $       719,741       $     1,740,461
                                                               =================     =================

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                  Years Ended December 31,
                                             ---------------------------------------------------------------
                                                           1999                              1998
                                             -------------------------------    ----------------------------
                                                  Amount           Percent           Amount         Percent
                                             ---------------    ------------    ---------------    ---------
          Income taxes at statutory rate       $     684,395        34 %          $   1,641,325       34 %
          State income tax                            16,473         1                   79,574        1
          Other items, net                            18,873         1                   19,562        1
                                             ---------------    ------------    ---------------    ---------
               Income tax expense              $     719,741        36 %          $   1,740,461       36 %
                                             ===============    ============    ===============    =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 12.  INCOME TAXES (Continued)

          The components of deferred income taxes are as follows:

                                                                              December 31,
                                                               ---------------------------------------
                                                                        1999                  1998
                                                               -----------------     -----------------
          Deferred tax assets:
            Loan loss reserves                                   $       260,227       $       188,529
            Accrual to cash adjustment for income tax reporting
            purposes                                                           -                12,461
            Stock options                                                128,228               172,112
            Securities available-for-sale                                599,102                 5,123
            Deferred compensation                                          6,170                     -
                                                               -----------------     -----------------
                                                                         993,727               378,225
                                                               -----------------     -----------------

          Deferred tax liabilities:
            Purchased mortgage servicing rights                        1,589,103             1,510,999
            Depreciation                                                 201,909               209,054
            Other                                                          8,426                12,817
                                                               -----------------     -----------------
                                                                       1,799,438             1,732,870
                                                               -----------------     -----------------

          Net deferred tax liabilities                           $      (805,711)      $    (1,354,645)
                                                               =================     =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 13.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share (EPS):

                                                              Year Ended December 31, 1999
                                               --------------------------------------------------------
                                                      Net              Weighted-           Per share
                                                    Income           Average Shares          Amount
                                               ---------------    ------------------   ----------------
          Basic EPS                              $   1,293,186             1,712,357     $         0.76
                                                                                       ================
          Effect of Dilutive Securities
          Stock options                                      -               102,171
                                               ---------------    ------------------
          Diluted EPS                            $   1,293,186             1,814,528     $         0.71
                                               ===============    ==================   ================

                                                              Year Ended December 31, 1998
                                               --------------------------------------------------------
                                                      Net              Weighted-           Per share
                                                    Income           Average Shares          Amount
                                               ---------------    ------------------   ----------------
          Basic EPS                              $   3,086,964             1,665,957     $         1.85
                                                                                       ================
          Effect of Dilutive Securities
          Stock options                                      -                53,691
                                               ---------------    ------------------
          Diluted EPS                            $   3,086,964             1,719,648     $         1.80
                                               ===============    ==================   ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 14.  MORTGAGE LOAN SERVICING

          Mortgage loans serviced for others are not reflected in the financial statements. The Company is obligated to service the unpaid principal balances of these loans, which approximated $421 million as of December 31, 1999. The Company pays a third party subcontractor to perform servicing and escrow functions with respect to loans sold with retained servicing. During 1999, substantially all of the Company's mortgage lending and servicing activity was concentrated within the southeastern, northeastern, and midwestern United States. Also, the servicing portfolio was comprised principally of mortgage loans serviced on behalf of the Federal Home Loan Mortgage Corporation.

          At December 31, 1999, the Company had errors and omissions and fidelity bond insurance coverage in force of $2,000,000.


NOTE 15.  COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the Company has entered into financial instruments with off-balance-sheet risk which are not reflected in the financial statements. These financial instruments include commitments to extend credit, standby letters of credit, mortgage loans in process of origination (the pipeline), mandatory and optional forward commitments, and other hedging instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit and collateral policies for these off-balance-sheet financial instruments as it does for on-balance-sheet financial instruments. A summary of these commitments is as follows:

                                                                                    December 31,
                                                                       --------------------------------------
                                                                               1999                  1998
                                                                       ----------------       ---------------
                  Commitments to extend credit                         $     11,428,000       $     9,287,000
                  Standby letters of credit                                     691,550               563,783
                                                                       ----------------       ---------------
                                                                       $     12,119,550       $     9,850,783
                                                                       ================       ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 15.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

          In addition to the mortgage loans held for sale on the balance sheet, the Company's mortgage loan pipeline at December 31, 1999 totaled approximately $254 million. The Company's exposure to credit loss in the event of nonperformance by another party to the mortgage is represented by the principal balance of loans for which the Company has offered to extend credit. The pipeline consists of approximately $62 million in mortgage loans for which the Company has interest rate risk. The remaining $192 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (1) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (2) loans with floating interest rates which close at the current market rate, and (3) loans where the original fixed interest rate commitment has expired and will reprice at the current market rate. The Company funds approximately fifty percent of its mortgage pipeline every month. At December 31, 1999, the Company had the ability to sell up to $120 million in mortgage loans to security brokers without recourse under gestation repurchase agreements. Under these agreements, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to the security broker. The Company continues to receive fee income from the security broker until the loan is delivered into the forward commitment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 15.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          At December 31, 1999, the Company had approximately $44 million of mandatory commitments for the mortgage pipeline. In addition, the Company had mandatory commitments for all mortgage loans held for sale at December 31, 1999.

          The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

          Employment contracts

               At December 31, 1999, the Company was obligated under an employment agreement with one of its key officers. The employment agreement includes provisions for severance pay that would be paid if certain events occur, including but not limited to, the termination of the employee due to a change in control of the Company. The maximum amount the Company would be obligated to pay under this agreement is approximately $276,000.


NOTE 16.  CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Pickens County and surrounding areas as well as mortgage loans in the southeastern, northeastern, and midwestern United States. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

          Sixty-nine percent of the Company's loan portfolio is concentrated in loans secured by real estate of which a substantial portion is secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 16.  CONCENTRATIONS OF CREDIT (Continued)

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $3,066,000.


NOTE 17.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, approximately $766,000 of retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 17.  REGULATORY MATTERS (Continued)

          As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                              To Be Well
                                                                                For Capital                Capitalized Under
                                                                                  Adequacy                 Prompt Corrective
                                                    Actual                        Purposes                 Action Provisions
                                          -------------------------     -------------------------     ------------------------
                                              Amount         Ratio           Amount         Ratio          Amount        Ratio
                                          -------------   ---------     --------------   --------     --------------   -------
          As of December 31, 1999:                                        (Dollars in Thousands)
                                          ------------------------------------------------------------------------------------
            Total Capital to Risk
              Weighted Assets:
              Company                      $     15,921      13.62%       $      9,349          8%      $        N/A       N/A
              Bank                         $     14,033      14.80%       $      7,584          8%      $      9,480        10%

          Tier I Capital to Risk
              Weighted Assets:
              Company                      $     15,056      12.88%       $      4,675          4%      $        N/A       N/A
              Bank                         $     13,168      13.89%       $      3,792          4%      $      5,688         6%

          Tier I Capital to Average
              Assets:
              Company                      $     15,056       9.10%       $      6,620          4%      $        N/A       N/A
              Bank                         $     13,168       9.91%       $      5,318          4%      $      6,647         5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 17.  REGULATORY MATTERS (Continued)

                                                                                                             To Be Well
                                                                                For Capital               Capitalized Under
                                                                                 Adequacy                 Prompt Corrective
                                                    Actual                       Purposes                 Action Provisions
                                         --------------------------    --------------------------    ------------------------
                                              Amount         Ratio          Amount          Ratio         Amount        Ratio
                                         --------------   ---------    ---------------   --------    --------------   -------
          As of December 31, 1998:                                        Dollars in Thousands
                                         ------------------------------------------------------------------------------------
            Total Capital to Risk
              Weighted Assets:
              Company                      $     14,836       12.35%     $       9,615          8%     $        N/A       N/A
              Bank                         $     10,216       12.76%     $       6,408          8%     $      8,010        10%

            Tier I Capital to Risk
              Weighted Assets:
              Company                      $     14,137       11.76%     $       4,808          4%     $        N/A       N/A
              Bank                         $      9,517       11.88%     $       3,204          4%     $      4,806         6%

            Tier I Capital to Average
              Assets:
              Company                      $     14,137        7.25%     $       7,800          4%     $        N/A       N/A
              Bank                         $      9,517        7.74%     $       4,921          4%     $      6,151         5%

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Cash, Due From Banks, Interest-Bearing Deposits in Banks, and Federal Funds Sold:

             The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and Federal funds sold approximate their fair values.

          Securities

             Fair values for securities are based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximate their fair values.

          Loans:

             For mortgage loans held for sale and variable-rate loans that reprice frequently and have no significant change in credit risk, carrying amounts approximate fair values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

          Purchased Mortgage Servicing Rights:

             Fair values for purchased mortgage servicing rights are based upon independent appraisal.

          Accounts Receivable - Brokers and Escrow Agents:

             The carrying amount of accounts receivable - brokers and escrow agents approximates its fair value.

          Deposits and Drafts Payable:

             The carrying amounts of demand deposits, savings deposits, variable-rate certificates of deposit and drafts payable approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Other Borrowings and Federal Funds Purchased:

            The carrying amount of other borrowings and Federal funds purchased approximates their fair value.

          Accrued Interest:

            The carrying amounts of accrued interest approximate their fair values.

          Off-Balance Sheet Instruments:

            The fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

          The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                  December 31, 1999                         December 31, 1998
                                          -----------------------------------      -----------------------------------
                                             Carrying              Fair                 Carrying              Fair
                                              Amount               Value                 Amount              Value
                                          ---------------     ---------------      ---------------     ---------------
       Financial assets:
          Cash and due from banks,
            interest-bearing deposits in
            banks and Federal funds sold   $    5,747,082     $     5,747,082      $    12,625,230     $    12,625,230
          Securities available-for-sale        10,751,741          10,751,741            4,104,772           4,104,772
          Securities held-to-maturity           1,000,000           1,000,000                    -                   -
          Mortgage loans held for sale         87,284,155          87,284,155          128,409,669         128,409,669
          Loans                                53,212,597          53,717,183           40,629,403          42,111,117
          Accrued interest receivable             657,288             657,288              767,117             767,117
          Purchased mortgage
            servicing rights                    4,212,261           4,544,739            4,004,146           5,083,365
          Accounts receivable-brokers
            and escrow agents                   3,107,498           3,107,498            4,804,208           4,804,208

       Financial liabilities:
          Deposits                            110,306,653         110,897,296          100,601,789         101,317,890
          Drafts payable                        2,765,182           2,765,182            4,984,145           4,984,145
          Other borrowings                     45,786,823          45,786,823           74,756,311          74,756,311
          Accrued interest payable                522,138             522,138              622,852             622,852

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 19.  SUPPLEMENTAL FINANCIAL DATA

          Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                     December 31,
                                                                          -----------------------------------
                                                                                1999                 1998
                                                                          --------------      ---------------
                  Outside service fees                                   $     2,072,028      $     2,136,555
                  Subservicing expense                                           428,771              295,477
                  Amortization of purchased mortgage servicing rights            967,172            1,216,200
                  Business development                                           312,687              564,202
                  Stationery and printing                                        438,054              359,343
                  Telephone                                                      574,780              442,831
                  Courier service                                                448,646              339,444


NOTE 20.  SUPPLEMENTAL SEGMENT INFORMATION

          The Company has two reportable segments: commercial banking and mortgage banking. The commercial banking segment provides traditional banking services offered through the Bank. The mortgage banking segment provides mortgage loan origination and servicing offered through the Bank and Crescent Mortgage.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

          The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 20. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

                                                                            INDUSTRY SEGMENTS
                                                      ---------------------------------------------------------------------------
                                                        Commercial           Mortgage               All
        For the Year Ended December 31, 1999              Banking            Banking               Other               Total
        ------------------------------------           -------------      --------------       ------------       ---------------
        Interest income                               $    6,018,461      $    9,131,244       $          -       $    15,149,705
        Interest expense                                   1,784,797           6,498,581                  -             8,283,378
        Intersegment net interest income (expense)             5,924              (5,924)                 -                     -
        Net interest income                                4,233,664           2,632,663                  -             6,866,327
        Other revenue from external customers                488,308          14,092,102                  -            14,580,410
        Depreciation and amortization                        374,607           1,401,144                  -             1,775,751
        Provision for loan losses                            190,000                   -                  -               190,000
        Segment profit                                       821,961           1,857,221           (666,255)            2,012,927
        Segment assets                                    77,540,477          98,212,828                  -           175,753,305
        Expenditures for premises and equipment            3,065,215             410,540                  -             3,475,755

                                                                                INDUSTRY SEGMENTS
                                                     ----------------------------------------------------------------------------
                                                       Commercial           Mortgage               All
        For the Year Ended December 31, 1998             Banking            Banking               Other               Total
        ------------------------------------         ---------------    ----------------     --------------     -----------------
        Interest income                              $     4,624,126    $      8,351,498     $            -     $      12,975,624
        Interest expense                                   1,415,648           4,673,621                  -             6,089,269
        Intersegment net interest income (expense)            10,111             (10,111)                 -                     -
        Net interest income                                3,208,478           3,677,877                  -             6,886,355
        Other revenue from external customers                276,263          14,947,300                  -            15,223,563
        Depreciation and amortization                        249,693           1,442,321                  -             1,692,014
        Provision for loan losses                            153,000                   -                  -               153,000
        Segment profit                                       671,184           4,640,413           (484,172)            4,827,425
        Segment assets                                    59,204,350         140,040,111                  -           199,244,461
        Expenditures for premises and equipment              641,775             923,854                  -             1,565,629

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 21.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income, and cash flows of Crescent Banking Company as of and for the years ended December 31, 1999 and 1998:

                                               CONDENSED BALANCE SHEETS
                                                                              1999                  1998
                                                                       ---------------     -----------------
             Assets
                Cash                                                   $       450,783       $       264,271
                Investment in subsidiaries                                  18,946,373            14,036,312
                Other assets                                                   165,968               209,852
                                                                       ---------------     -----------------

                         Total assets                                  $    19,563,124       $    14,510,435
                                                                       ===============     =================

             Liabilities
                Other borrowings                                       $     4,500,000       $             -
                Other                                                          202,201               171,987
                                                                       ---------------     -----------------
                                                                             4,702,201               171,987
                                                                       ---------------     -----------------

             Stockholders' equity                                           14,860,923            14,338,448
                                                                       ---------------     -----------------

                         Total liabilities and stockholders' equity    $    19,563,124       $    14,510,435
                                                                       ===============     =================

                             CONDENSED STATEMENTS OF INCOME
                                                                            1999                  1998
                                                                       ---------------       ---------------
             Income, dividends from subsidiary                         $       568,931       $       273,267

             Expenses, other                                                   666,255               484,172
                                                                       ---------------       ---------------
                        Loss before income tax benefits and
                            equity in undistributed
                            income of subsidiaries                             (97,324)             (210,905)

             Income tax benefits                                              (255,608)             (179,101)
                                                                       ---------------       ---------------
                        Income (loss) before equity in undistributed
                            income of subsidiaries                             158,284               (31,804)

             Equity in undistributed income of subsidiaries                  1,134,902             3,118,768
                                                                       ---------------       ---------------
                        Net income                                     $     1,293,186       $     3,086,964
                                                                       ===============       ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 21.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                              CONDENSED STATEMENTS OF CASH FLOWS

                                                                               1999                  1998
                                                                      -----------------     -----------------
            OPERATING ACTIVITIES
                Net income                                            $       1,293,186     $       3,086,964
                Adjustments to reconcile net income to net
                   cash provided by operating activities:
                   Undistributed income of subsidiaries                      (1,134,902)           (3,118,768)
                   Restricted stock awards                                       45,079                 6,289
                   Increase in stock options outstanding                        262,721               344,731
                   Other operating activities                                   (62,369)              (34,803)
                                                                      -----------------     -----------------

                       Net cash provided by operating activities                403,715               284,413
                                                                      -----------------     -----------------

            INVESTING ACTIVITIES
                   Investment in subsidiaries                                (4,500,000)           (2,200,000)
                                                                      -----------------     -----------------

                       Net cash used in investing activities                 (4,500,000)           (2,200,000)
                                                                      -----------------     -----------------

            FINANCING ACTIVITIES
                   Proceeds from other borrowings                             4,500,000                     -
                   Dividends paid                                              (400,473)             (273,267)
                   Net proceeds from sale of common stock                             -             2,139,762
                   Proceeds from exercise of stock options                      183,270                35,630
                                                                      -----------------     -----------------

                       Net cash provided by financing activities              4,282,797             1,902,125
                                                                      -----------------     -----------------

            Net increase (decrease) in cash                                     186,512               (13,462)

            Cash at beginning of year                                           264,271               277,733
                                                                      -----------------     -----------------

            Cash at end of year                                       $         450,783     $         264,271
                                                                      =================     =================

Supplementary Financial Information
-----------------------------------

     In addition, the following supplementary financial information, which is not a part of the preceding audited financial statements, amends and replaces that supplementary information that was previously included in the Company's 1999 Annual Report to Shareholders for the year ended December 31, 1999, and which was incorporated by reference into the Company's previously filed Form 10-KSB for the year ended December 31, 1999:


                                                 1999               1998
                                         --------------------------------------
Year ended December 31:
   Interest income (1)                          $15,143,781        $12,965,513
   Interest expense                               8,277,454          6,079,158

   Net interest income                            6,866,327          6,886,355
   Provision for loan losses                        190,000            153,000

   Net interest income after
      provision for loan losses                   6,676,327          6,733,355
   Other operating income                        14,580,410         15,223,563
   Other operating expenses                      19,243,810         17,129,493

   Net income before income taxes                 2,012,927          4,827,425
   applicable income taxes                          719,741          1,740,461
   Net income                                     1,293,186          3,086,964



Per share data:
   Net income - basic earnings                        $0.76              $1.85
   Net income - diluted earnings                      $0.71              $1.80
   Period-end book value                              $8.47              $8.34
   Cash dividends                                     $0.23             $0.165

Financial ratios:
   Return on assets                                   0.69%              2.16%
   Return on shareholders' equity                     8.72%             25.88%
   Total capital to adjusted assets                  13.48%             12.35%





Balances as of December 31:
   Loans, net                                   $53,212,597        $40,629,403
   Allowance for loan losses                        864,689            699,020
   Mortgage loans held for sale                  87,284,155        128,409,669
   Total assets                                 175,753,305        199,244,461
   Total deposits                               110,306,653        100,601,789
   Shareholders' equity                          14,860,923         14,338,448
---------------------
(1) The amount of fee income included in interest income for the years ended December 31, 1999 and December 31, 1998 was $4,820,648 and $4,822,497,
     respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information regarding the Company's directors and executive officers required by this Item 9 is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Exchange Act (the "Proxy Statement"), under the captions "Proposal One--General," "--Recent Changes Affecting the Board of Directors," "--Retirement of Certain Directors," "--Election of Directors," "--Information Relating to Directors, Officers and Nominees," "Additional Information--Compensation of Directors and Attendance at Meetings," "--Committees of the Board of Directors," "--Ownership of Common Stock by Certain Beneficial Owners and Management," and "--Compensation of Executive Officers and Directors," and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company's Board of Directors. The term "executive officer," as used herein, means any officer who has major policy-making functions with respect to the Company and/or the Bank.

     Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption "Additional Information--Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information on compensation of the Company's executive officers is contained in the Proxy Statement under the captions "Additional
Information--Compensation of Executive Officers and Directors," "--Option/SAR Grants in Last Fiscal Year," "--Executive Employment Agreement" and "--Certain Transactions" and is incorporated herein by reference.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits. The following Exhibits are attached hereto or incorporated by
        --------
reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission):


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

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

     10.5 Loan Agreement, dated as of February 1, 1999, by and between the Company and The Bankers Bank (includes the related Promissory Note, dated as of February 1, 1999, by and between the Company and The Bankers Bank).*

     11.1 Statement Regarding Computation of Per Share Earnings.

     13.1 Crescent Banking Company 1999 Annual Report to Shareholders. With the exception of information expressly incorporated herein, the 1999 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-KSB.*

     21.1 Subsidiaries of the Registrant.*

     23.1 Consent of Mauldin & Jenkins, LLC.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

     27.1 Financial Data Schedule.

     99.1 Crescent Banking Company Proxy Statement for the 2000 Annual Meeting of Shareholders.*

---------------------
*    Previously Filed.

     B. Reports on Form 8-K. The Company did not file any Current Reports on
        -------------------
Form 8-K during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 20, 2000.

                                  CRESCENT BANKING COMPANY


                                  By:     /s/ J. Donald Boggus, Jr.
                                      ------------------------------
                                          J. Donald Boggus, Jr.
                                          President and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated as of December 20, 2000.

                    Signature                                                 Title
                    ---------                                                 -----

     /s/ J. Donald Boggus, Jr.                           President, Chief Executive Officer and Director
------------------------------------                              (Principal Executive Officer)
     J. Donald Boggus, Jr.


     /s/ Bonnie B. Boling                                            Chief Financial Officer
------------------------------------                      (Principal Financial and Accounting Officer)
     Bonnie B. Boling


     /s/ A. James Elliott                                      Chairman of the Board of Directors
------------------------------------
     A. James Elliott


     /s/ J. Donald Boggus, Sr.                                              Director
------------------------------------
     J. Donald Boggus, Sr.


     /s/ Charles Fendley                                                    Director
------------------------------------
     Charles Fendley


     /s/ Charles Gehrmann                                                   Director
------------------------------------
     Charles Gehrmann


     /s/ Michael W. Lowe                                                    Director
------------------------------------
     Michael W. Lowe

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

 11.1     Statement Regarding Computation of Per Share Earnings.

 23.1     Consent of Mauldin & Jenkins, LLC.

 27.1     Financial Data Schedule.