Form 10-Q/A
period 2000-03-31
CRESCENT BANKING CO
filed 2000-12-21
CIK 883476

                UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-Q/A

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934
For the quarterly period ended March 31, 2000
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
____ EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X    No _____
                                                   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common stock, $1 par value per share, 1,764,136 shares issued and outstanding as of May 8, 2000. 6,668 shares are held as treasury stock.

                           CRESCENT BANKING COMPANY

                                     INDEX

Part 1.  Financial Information                                          Page No.

Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets                                    3

               Consolidated Statements of Operations and
                    Comprehensive Income (loss)                               4

               Consolidated Statements of Cash Flows                          5

               Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations               9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           19



Part II. Other Information

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities                                                20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

The following financial statements, including the financial statements as of and for the year ending December 31, 1999, have been restated to reflect the effects of application of EITF 87-6 B and ABP Opinion No. 25, which requires variable accounting for the Company's stock options. The Company's cash earnings were not effected by these restatements. See Note 5 to the financial statements.

PART I - FINANCIAL INFORMATION


                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       March 31       December 31
                                                                         2000            1999
                                                                    -----------------------------
Assets
Cash and due from banks                                               $  3,917,504   $  5,553,931
Interest bearing deposits in other banks                                   121,757        193,151
Securities available-for-sale                                           10,913,840     10,751,741
Securities held-to-maturity, at cost (fair value of
   $2,448,800 and $1,000,000, respectively)                              2,467,580      1,000,000
Mortgage loans held for sale                                            67,311,212     87,284,155

Loans                                                                   64,309,042     54,077,286
Less allowance for loan losses                                            (947,283)      (864,689)
                                                                    -----------------------------
  Loans, net                                                            63,361,759     53,212,597

Premises and equipment, net                                              5,859,318      6,036,385
Other real estate owned                                                     21,940         21,940
Purchased mortgage servicing rights                                      4,903,022      4,212,261
Cash surrender value of life insurance                                   3,122,971      2,101,068
Premium on deposits purchased                                              685,678        704,210
Accounts receivable-brokers and escrow agents                            3,504,642      3,107,498
Other assets                                                             1,937,869      1,574,368
                                                                    -----------------------------

  Total Assets                                                        $168,129,092   $175,753,305
                                                                    =============================


Liabilities
Deposits
    Noninterest -bearing demand deposits                              $ 26,381,331   $ 20,061,680
    Interest -bearing demand                                            30,977,810     29,983,190
    Savings                                                              3,636,360      3,301,304
    Time, $100,000 and over                                             11,948,630     17,542,304
    Other time                                                          42,173,083     39,418,175
                                                                    -----------------------------
       Total deposits                                                  115,117,214    110,306,653

Drafts payable                                                           3,662,417      2,765,182
Accrued interest and other liabilities                                   1,931,078      2,033,724
Other borrowings                                                        32,795,464     45,786,823
                                                                    -----------------------------
     Total liabilities                                                 153,506,173    160,892,382


Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
 authorized;1,764,136 and 1,726,708 issued, respectively                 1,764,136      1,760,536
Surplus                                                                  8,838,741      8,774,674
Retained earnings                                                        5,012,861      5,260,457
Less cost of 6,668 shares acquired for the treasury                        (36,091)       (36,091)
Accumulated other comprehensive loss+A19                                  (956,728)      (898,653)
                                                                    -----------------------------
      Total stockholders' equity                                        14,622,919     14,860,923
                                                                    -----------------------------
      Total liabilities and stockholders' equity                      $168,129,092   $175,753,305
                                                                    =============================

See notes to Consolidated Financial Statements.

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)


                                                             For the three months ended
                                                                      March 31,
                                                               2000             1999
                                                            ----------------------------
Interest income
Interest and fees on loans                                  $ 1,519,943      $ 1,087,665
Interest and fees on mortgage loans held for sale             1,442,261        3,072,429
Interest on securities:
    Taxable                                                     253,355           68,544
    Nontaxable                                                    3,838            3,838
Interest on deposits in other banks                              30,460           36,017
Interest on Federal funds sold                                   27,721           39,895
                                                            ----------------------------
                                                              3,277,578        4,308,408
                                                            ----------------------------
Interest expense
Interest on deposits                                          1,118,141        1,110,171
interest on other borrowings                                    548,650        1,096,310
                                                            ----------------------------
                                                              1,666,791        2,206,481
                                                            ----------------------------

Net interest income                                           1,610,787        2,101,927
Provision for loan losses                                        95,000           60,000
                                                            ----------------------------
Net interest income after provision for loan losses           1,515,787        2,041,927


Other income
Service charges on deposit accounts                              94,946           64,758
Mortgage servicing fee income                                   270,309          253,531
Gestation fee income                                            345,596          598,440
Gains on sale of mortgage
      servicing rights                                          887,494        4,250,728
Other                                                           205,574          161,934
                                                            ----------------------------
                                                              1,803,919        5,329,391

Other expenses
Salaries and employee benefits                                1,738,488        3,227,299
Occupancy and equipment expense                                 238,880          236,136
Supplies, postage, and telephone                                252,505          442,299
Advertising                                                     149,194          104,074
Insurance expense                                                41,775           39,430
Depreciation and amortization                                   420,812          395,177
Legal and professional                                          243,520          591,911
Director fees                                                    35,325           42,525
Mortgage subservicing expense                                    84,791           94,853
Other                                                           308,757          370,125
                                                            ----------------------------
                                                              3,514,047        5,543,829

Income (loss) before income taxes                             ($194,341)     $ 1,827,489
Applicable income taxes (benefits)                             ($69,965)     $   735,766
                                                            ----------------------------

Net income (loss)                                             ($124,376)     $ 1,091,723
                                                            ----------------------------

Other  comprehensive Income, net of tax
Unrealized losses on securities available-for-sale
  arising during period                                          58,075           14,455
                                                            ----------------------------

Comprehensive Income (loss)                                    (182,451)       1,077,268
                                                            ============================


Basic  earnings (loss) per common share                     $     (0.07)     $      0.63

Diluted earnings (loss) per common share                    $     (0.07)     $      0.61

Cash dividends per share of common stock                    $     0.070      $     0.050

See Notes to Consolidated Financial Statements

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                       For the three months ended
                                                                                March 31,
                                                                          2000          1999
                                                                    -----------------------------
Operating Activities
Net Income (loss)                                                      ($124,376)    $  1,091,723
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Accretion of discount on securities                                  (220,174)         (56,514)
   Amortization of deposit intangible                                     18,532               --
   Amortization of purchased mortgage servicing rights                   163,400          229,500
   Provision for loan loss                                                95,000           60,000
   Depreciation                                                          238,880          165,677
   Increase in stock options outstanding                                  47,867          309,632
   Gains on sales of mortgage servicing rights                          (887,494)      (4,250,728)
   Decrease (Increase) in mortgage loans held for sale                19,972,943      (14,527,328)
   Increase in interest receivable                                      (188,509)         (97,715)
   Increase in accounts receivable                                      (397,144)        (843,146)
   Increase (decrease) in drafts payable                                 897,235       (1,254,460)
   Decrease in interest payable                                         (104,470)          (8,733)
   (Increase) decrease in other assets and liabilities, net             (173,168)         473,268
                                                                    -----------------------------
Net cash provided by (used in) operating activities                   19,338,522      (18,708,824)

Investing Activities
Net (increase) decrease in interest-bearing deposits
   in other banks                                                         71,394          (31,400)
Acquisition of securities held-to-maturity                            (1,467,580)              --
Acquisition of securities available-for-sale                                  --       (1,244,767)
Purchase of life insurance policies                                   (1,021,903)              --
Acquisition of purchased mortgage servicing rights                    (3,527,758)      (6,274,678)
Proceeds from sales of purchased mortgage
    servicing rights                                                   3,561,091        9,974,833
Decrease in Federal funds sold, net                                           --        4,410,000
Net increase in loans                                                (10,244,162)      (2,191,250)
Purchase of premises and equipment                                       (61,813)        (590,850)
                                                                    -----------------------------
Net cash provided by (used in) investing activities                  (12,690,731)       4,051,888

 Financing Activities
Net increase in deposits                                               4,810,561        8,520,585
Net increase (decrease) in other borrowings                          (12,991,359)       5,230,483
Proceeds from the exercies of stock options                               19,800           80,840
Dividends paid                                                          (123,220)         (86,002)
                                                                    -----------------------------
Net cash provided (used in) by financing activities                   (8,284,218)      13,745,906

Net decrease in cash and due from banks                               (1,636,427)        (911,030)
Cash and due from banks at beginning of year                           5,553,931        4,382,047
                                                                    -----------------------------
Cash and due from banks at end of period                            $  3,917,504     $  3,471,017
                                                                    =============================

Supplemental Disclosure of Cash Flow Information
     Cash paid during period for interest                           $  1,771,261     $  2,215,214

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

NOTE 2 ---- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purposes of the statements of cash flows, cash equivalents include amounts due from banks.



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



NOTE 4 --- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earning per common share (EPS):

                                 Three Months Ended March 31, 2000

                                 Net            Weighted-Average
                                 loss           Shares             Per-Share
                                 (Numerator)    (Denominator)      Amount
                                 ----------------------------------------

Basic EPS                        $(124,376)     1,764,018          $(0.07)

Effect of Dilutive securities
     Stock options                 -------         93,962

Diluted EPS                      $(124,376)     1,857,980          $(0.07)

                                 Three Months Ended March 31, 1999

                                 Net            Weighted-Average
                                 Income         Shares            Per Share
                                 (Numerator)    (Denominator)     Amount
                                 ---------------------------------------

Basic EPS                        $1,091,723     1,732,730         $0.63

Effect of Dilutive Securities
     Stock Options                ---------        51,297

Diluted EPS                      $1,091,723     1,784,027         $0.61



NOTE 5 --- RESTATEMENT

The Company has restated net income (loss) and earnings (losses) per share for the three month period ending March 31, 2000 and March 31, 1999 to properly account for stock option awards in accordance with EITF 87-6 B ("Stock Option Plan With Tax-Offset Cash Bonus") and ABP Opinion No. 25 ("Accounting for Stock Issued to Employees"). The effect of the restatement on net income (loss) and earnings (losses) per share for each period is as follows:



                                      For the three months  For the three months
                                              ended                 ended
                                         March 31, 2000         March 31, 1999

Net income (loss)
as previously reported                      (94,573)            1,284,500

(Increase) decrease in stock options        (29,803)             (192,777)
outstanding, net of tax

                                          ---------            ----------
Net income (loss) as restated              (124,376)            1,091,723
                                          =========            ==========

                                      For the three months  For the three months
                                             ended                  ended
                                         March 31, 2000         March 31, 1999

Basic earnings (losses) per share
as previously reported                               (0.05)               0.76

(Increase) decrease in stock options                 (0.02)              (0.13)
outstanding, net of tax
                                                  --------             -------
Basic EPS/LPS as restated                            (0.07)               0.63
                                                  ========             =======


                                      For the three months  For the three months
                                              ended                 ended
                                         March 31, 2000        March 31, 1999

Diluted earnings (losses) per share
as previously reported                               (0.05)                0.72

(Increase) decrease in stock options                 (0.02)               (0.11)
outstanding, net of tax
                                                   -------              -------
Diluted EPS/LPS as restated                          (0.07)                0.61
                                                   =======              =======

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

     The Company's net loss for the three months ended March 31, 2000 was $124,376 compared to net income of $1,091,723 for the three months ended March 31, 1999. The decrease in net income from the first quarter of 1999 to the first quarter of 2000 was primarily the result of earnings pressure on the mortgage banking operations, which had achieved record results in 1998 and the first six months of 1999. Mortgage banking operation had a net loss of $220,160 for the first quarter 2000 compared to net income of $1,803,939 in the first quarter 1999. The decrease in mortgage banking earnings was largely due to the volatility and increases in market interest rates and expectation of additional rate increases by the Federal Reserve. Rates on 30-year mortgages increased over 150 basis points since May 1999. As a result, mortgage production in the first quarter totaled $226.9 million, a decrease of $411 million or 64% from the $638 million achieved in the first quarter of 1999. In addition, the Company's spread on the sale of purchased mortgage servicing rights decreased 31% from 77 basis points in the first quarter 1999 to 51 basis points in the first quarter 2000. Management, based upon a number of assumptions about future events, does not anticipate a significant change in mortgage production volume in the next two quarters.

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

                                                                 March 31, 2000     December 31, 1999
                                                               ----------------------------------------
Non-performing loans (1)                                          $   28,485           $   30,193
Foreclosed properties                                                 21,940               21,940
                                                                  ----------           ----------
Total non-performing assets                                           50,425               52,133
                                                                  ==========           ==========

Loans 90 days or more past due on accrual status                  $  218,716           $  507,532
Potential problem loans (2)                                        1,108,073            1,399,926
Potential problem loans/total loans                                     1.72%                2.59%
Non-performing assets/total loans
   and foreclosed properties                                            0.08%                0.10%
Non-performing assets and loans 90 days
     or more past due on accrual status/
     total loans and foreclosed properties                              0.41%                1.03%

_________________
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.


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

     At March 31, 2000 the Company's total shareholders' equity was $14.6 million or 8.70% of total assets, compared to $14.9 million or 8.46% of total assets at December 31, 1999. The increase in shareholders' equity to total asset ratio in first quarter 2000 was the result of a 4.3% decrease in total assets. At March 31, 2000, total capital to risk-adjusted assets was 13.07%, with 12.28% consisting of tangible common shareholders' equity. The Company paid $123,220 of dividends during the first quarter 2000 or $.07 per share. A quarterly dividend of $.075 was declared in April 2000 for payment in May 2000.

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

Liquidity and Interest Rate Sensitivity
---------------------------------------

     Liquidity involves the ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain operations. This is accomplished through maturities and repayments of loans and investments, deposit growth, and access to source of funds other than deposits, such as the federal funds market, and borrowings from the Federal Home Loan Bank and other lenders.

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings and drafts payable, investment securities and securities held for sale) totaled $53.1 million and $56.6 million during the period ending March 31, 2000 and December 31, 1999, representing 50% and 55% of average deposits for those periods, respectively. The decrease in average liquid assets as a percentage of average deposits was primarily the result of the decrease in mortgage loans held for sale. Average non-mortgage loans were 69% and 45% of average deposits for during the periods ending March 31, 3000 and December 31, 1999, respectively. Average deposits were 74% and 64% of average interest-earning assets for during the periods ending March 31, 2000 and December 31, 1999, respectively.

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

                                              Interest Rate Sensitivity Gaps
                                                   As of March 31, 2000

                                                   Amounts Repricing In
                            -----------------------------------------------------------------
                                0-90 Days       91-365 Days      1-5 Years     Over 5 Years
                             ----------------  -------------   -------------  ---------------
                                                  (Millions of dollars)
Interest-earning
   assets                         $93.5             $14.8          $25.4            $11.4
Interest-bearing
   liabilities                     76.3              27.1           15.8              2.3
                            -------------------------------------------------------------------
Interest sensitivity
   gap                            $17.2            $(12.3)          $9.6             $9.1
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

         Other operating expenses decreased to $3.5 million in the first quarter 2000 from $5.5 million in the first quarter 1999. The Company had increased its labor and overhead in late 1998 and early 1999 in order to process the anticipated higher volume of mortgage production, including opening an office in Chicago during the fourth quarter of 1998. In response to the decline in mortgage production and spread on the sale of purchased mortgage servicing rights, the Company has attempted to reduce overhead expenses. CMS closed its office in Atlanta which primarily processed FHA and VA loans. These products continue to be offered through the Perimeter Center Circle office. In total, the Company has reduced mortgage overhead expenses by $1.6 million or 41% form $3.9 million in the first quarter 1999 to $2.3 million in the first quarter 2000.

         The Company had net loss of $124,376 in the first quarter 2000, compared to net income of $1.1 million in the first quarter 1999. Net income was adversely effected primarily by the decline in mortgage production and the reduced gain on the sale of mortgage servicing rights. Income tax as a percentage of pretax net income was 35% and 39% for the first quarter 2000 and 1999, respectively.

Effects of Inflation
--------------------

         Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and the Federal Reserve has increased interest rates twice since 1999 in an attempt to prevent inflation. In addition, inflation results in financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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


                                     CRESCENT BANKING COMPANY
                                     ------------------------
                                     (Registrant)



Date:  December 13, 2000             /s/ J. Donald Boggus, Jr.
     -----------------------         -------------------------
                                     J. Donald Boggus, Jr.
                                     President, Chief Executive Officer and
                                     Chief Financial Officer