Form 10-Q/A
period 2000-06-30
CRESCENT BANKING CO
filed 2000-12-21
CIK 883476

                UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-Q/A

(Mark One)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---  EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ___  EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No____
                                             ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1 par value per share, 1,785,302 shares issued and outstanding as of August 8, 2000. 6,668 shares are held as treasury stock.

                           CRESCENT BANKING COMPANY

                                     INDEX



Part 1. Financial Information                                         Page No.

Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets                                   3

            Consolidated Statements of Income and
               Comprehensive Income                                       4

            Consolidated Statements of Cash Flows                         5

            Notes to Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations              10

Item 3. Quantitative and Qualitative Disclosures about Market Risk        20



Part II. Other Information

Item 1. Legal Proceedings                                                 21

Item 2. Changes in Securities                                             21

Item 3. Defaults Upon Senior Securities                                   21

Item 4. Submission of Matters to a Vote of Security Holders               21

Item 5. Other Information                                                 21

Item 6. Exhibits and Reports on Form 8-K                                  21


The following financial statements, including the financial statements as of and for the year ending December 31, 1999, have been restated to reflect the effects of application of EITF 87-6 B and ABP Opinion No. 25, which requires variable accounting for the Company's stock options. The Company's cash earnings were not effected by these restatements. See Note 5 to the financial statements.

PART I - FINANCIAL INFORMATION



                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                            June 30         December 31
                                                                              2000             1999
                                                                        ------------------------------
Assets
Cash and due from banks                                                 $  5,661,773     $  5,553,931
Interest bearing deposits in other banks                                      76,314          193,151
Securities available-for-sale                                             11,456,756       10,751,741
Securities held-to-maturity, at cost (fair value of
        $2,448,800 and $1,000,000, respectively)                           2,497,407        1,000,000
Mortgage loans held for sale                                              89,074,540       87,284,155

Loans                                                                     76,813,571       54,077,286
Less allowance for loan losses                                            (1,087,787)        (864,689)
                                                                        ------------------------------
     Loans, net                                                           75,725,784       53,212,597

Premises and equipment, net                                                6,464,052        6,036,385
Other  real estate owned                                                      21,940           21,940
Purchased mortgage servicing rights                                        5,520,514        4,212,261
Cash surrender value of life insurance                                     3,159,675        2,101,068
Premium on deposits purchased                                                667,147          704,210
Accounts receivable-brokers and escrow agents                              3,736,522        3,107,498
Other assets                                                               2,144,979        1,574,368
                                                                        ------------------------------
     Total Assets                                                       $206,207,403     $175,753,305
                                                                        ==============================


Liabilities
Deposits
          Noninterest -bearing demand deposits                           $25,565,391      $20,061,680
          Interest -bearing demand                                        31,577,804       29,983,190
          Savings                                                          3,549,305        3,301,304
          Time, $100,000 and over                                         13,941,114       17,542,304
          Other time                                                      47,632,064       39,418,175
                                                                        ------------------------------
                          Total deposits                                 122,265,678      110,306,653

Drafts payable                                                            11,287,982        2,765,182
Accrued interest and other liabilities                                     2,201,778        2,033,724
Other borrowings                                                          55,592,527       45,786,823
                                                                        ------------------------------
            Total liabilities                                            191,347,965      160,892,382


Shareholders' equity

Common stock, par value $1.00; 10,000,000 shares
    authorized;1,785,302 and 1,760,536 issued, respectively                1,785,302        1,760,536
Surplus                                                                    8,980,440        8,774,674
Retained earnings                                                          5,050,102        5,260,457
Less cost of 6,668 shares acquired for the treasury                          (36,091)         (36,091)
Accumulated other comprehensive loss                                        (920,315)        (898,653)
                                                                        ------------------------------
             Total stockholders' equity                                   14,859,438       14,860,923
                                                                        ------------------------------
             Total liabilities and stockholders' equity                 $206,207,403     $175,753,305
                                                                        ==============================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                          For the three months ended          For the six months ended
                                                                 June 30,                           June 30,
                                                           2000           1999                2000           1999
                                                       ---------------------------        ---------------------------
Interest income
Interest and fees on loans                              1,834,251       1,142,989          3,354,194       2,230,674
Interest and fees on mortgage loans held for sale       2,022,973       2,596,696          3,465,234       5,669,125
Interest on securities:
     Taxable                                              268,267         108,461            521,622         177,005
     Nontaxable                                             3,838           3,838              7,676           7,676
Interest on deposits in other banks                         6,395          60,505             36,855          96,522
Interest on Federal funds sold                              5,468          43,742             33,189          83,637
                                                       ---------------------------        ---------------------------
                                                        4,141,192       3,956,231          7,418,770       8,264,639
Interest expense
Interest on deposits                                    1,201,208         998,519          2,319,349       2,108,690
interest on other borrowings                              723,372       1,197,951          1,272,022       2,294,261
                                                       ---------------------------        ---------------------------
                                                        1,924,580       2,196,470          3,591,371       4,402,951


Net interest income                                     2,216,612       1,759,761          3,827,399       3,861,688
Provision for loan losses                                 140,000          90,000            235,000         150,000
                                                       ---------------------------        ---------------------------
Net interest income after provision for loan losses     2,076,612       1,669,761          3,592,399       3,711,688

Other income
Service charges on deposit accounts                       101,828          65,047            196,774         129,805
Mortgage servicing fee income                             282,568         387,665            552,877         641,196
Gestation fee income                                      190,641         836,612            536,237       1,435,052
Gains on sale of mortgage servicing rights              1,315,185       3,113,554          2,202,679       7,364,282
Other                                                     101,792         272,294            211,405         434,228
                                                       ---------------------------        ---------------------------
                                                        1,992,014       4,675,172          3,699,972      10,004,563

Other expenses
Salaries and employee benefits                          1,915,886       2,841,033          3,654,374       6,068,332
Net occupancy and equipment expense                       256,627         239,426            495,507         475,562
Supplies, postage, and telephone                          296,945         415,276            549,450         857,575
Advertising                                               112,929         146,224            262,123         250,298
Insurance expense                                          45,877          37,295             87,652          76,725
Depreciation and amortization                             389,433         353,889            810,245         749,066
Legal, professional, outside services                      87,818       1,066,086            235,377       1,657,997
Director fees                                              44,075          35,825             79,400          78,350
Mortgage subservicing expense                              90,677         121,236            175,468         216,089
Other                                                     568,804         237,648            877,561         607,773
                                                       ---------------------------        ---------------------------
                                                        3,809,071       5,493,938          7,227,157      11,037,767

Income before income taxes                                259,555         850,995             65,214       2,678,484
Applicable income taxes                                    89,321         251,400             19,356         987,166
                                                       ---------------------------        ---------------------------
Net income                                             $  170,234      $  599,595         $   45,858     $ 1,691,318
                                                       ---------------------------        ---------------------------

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities available
      for sale arising during period                       36,413           8,667            (21,662)         (5,942)
                                                       ---------------------------        ---------------------------

Comprehensive income                                      206,647         608,262             24,196       1,685,376
                                                       ===========================        ===========================

Basic earnings per common share                        $     0.10      $     0.35         $     0.03     $      0.99

Diluted earnings per common share                      $     0.09      $     0.33         $     0.03     $      0.93

Cash dividends per share of common stock               $    0.075      $    0.055         $    0.145     $     0.105

See Notes to Consolidated Financial Statements

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         For the six months ended
                                                                                                  June 30,
                                                                                          2000               1999
                                                                                     -------------------------------
Operating Activities
Net Income                                                                                45,858          1,691,318
Adjustments to reconcile net income  to net
          cash provided by (used in) operating activities:
            Accretion of discount on securities                                         (496,004)          (160,622)
            Amortization of deposit intangible                                            37,063                 --
            Amortization of purchased mortgage servicing rights                          330,600            127,529
            Provision for loan loss                                                      235,000            150,000
            Depreciation                                                                 479,645            621,537
            Gains on sales of mortgage servicing rights                               (2,202,679)        (7,364,282)
            Increase in stock options outstanding                                         35,949            459,831
            (Increase) decrease in mortgage loans held for sale                       (1,790,385)         1,500,395
            (Increase) decrease in interest receivable                                  (276,890)            39,714
            Increase in accounts  receivable                                            (629,024)        (1,664,089)
            Increase in drafts payable                                                 8,522,800            457,158
            Increase (decrease) in interest payable                                     (178,407)            98,185
            (Increase) decrease in other assets and liabilities, net                      52,740         (5,133,118)
                                                                                     -------------------------------
Net cash provided by (used in)  operating  activities                                  4,166,266         (9,176,444)


Investing Activities
Net decrease in interest-bearing deposits in other banks                                 116,837            408,614
Acquisition of securities held-to-maturity                                             (1,467,580)                --
Acquisition of securities available for sale                                            (260,500)        (2,891,781)
Purchase of life insurance policies                                                   (1,058,607)
Acquisition of purchased mortgage servicing rights                                    (6,623,831)       (13,007,049)
Proceeds from sales of purchased mortgage
             servicing rights                                                          7,187,657         19,097,930
Decrease  in Federal funds sold, net                                                          --         (6,340,000)
Net increase  in loans                                                               (22,748,187)        (5,803,018)
Purchase of premises and equipment                                                      (907,312)        (2,988,275)
                                                                                     -------------------------------
Net cash used in investing activities                                                (25,761,523)       (11,523,579)

 Financing Activities
Net increase in deposits                                                              11,959,025         16,620,208
Net increase in other borrowings                                                       9,805,704          3,499,121
Proceeds from exercise of stock options                                                  194,583             97,270
Dividends paid                                                                          (256,213)          (181,374)
                                                                                     -------------------------------
Net cash provided by  financing activities                                            21,703,099         20,035,225

Net increase (decrease) in cash and cash equivalents                                     107,842           (664,798)
Cash and cash equivalents at beginning of year                                         5,553,931          4,382,047
                                                                                     -------------------------------
Cash and cash equivalents at end of year                                              $5,661,773         $3,717,249
                                                                                     ===============================

Supplemental Disclosure of Cash Flow Information
                         Cash paid  during period for interest                         3,769,778          4,304,766

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

NOTE 4 --- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earning per common share (EPS):

                                Six Months Ended June 30, 2000

                                Net           Weighted-Average
                                Income        Shares             Per-Share
                                (Numerator)   (Denominator)      Amount
                                ---------------------------------------------
Basic EPS                       $45,858       1,774,028          $0.03

Effect of Dilutive securities
     Stock options                  ---          76,808

Diluted EPS                     $45,858       1,850,836          $0.03

                                Six Months Ended June 30, 2000

                                Net           Weighted-Average
                                Income        Shares             Per-Share
                                (Numerator)   (Denominator)      Amount
                                ---------------------------------------------
Basic EPS                       $1,691,318    1,702,376          $0.99

Effect of Dilutive Securities
     Stock Options                     ---      109,185

Diluted EPS                     $1,691,318    1,811,561          $0.93

                                Three Months Ended June 30, 2000

                                Net           Weighted-Average
                                Income        Shares             Per-Share
                                (Numerator)   (Denominator)      Amount
                                ---------------------------------------------
Basic EPS                         $170,234    1,782,005          $0.10

Effect of Dilutive securities
     Stock options                     ---       57,878

Diluted EPS                       $170,234    1,839,883          $0.09

                                Three Months Ended June 30, 2000

                                Net           Weighted-Average
                                Income        Shares             Per-Share
                                (Numerator)   (Denominator)      Amount
                                ---------------------------------------------
Basic EPS                         $599,595    1,708,366          $0.35

Effect of Dilutive Securities
     Stock Options                     ---      127,188

Diluted EPS                       $599,595    1,835,554          $0.33

NOTE 5 --- RESTATEMENT

The Company has restated net income and earnings per share for the three and six month periods ending June 30, 1999 to properly account for stock option awards in accordance with EITF 87-6 B ("Stock Option Plan With Tax-Offset Cash Bonus") and ABP Opinion No. 25 ("Accounting for Stock Issued to Employees"). The effect of the restatement on net income and earnings per share for each period is as follows:

                                        For the three months  For the three months
                                               ended                  ended
                                           June 30, 2000          June 30, 1999
Net income
as previously reported                          162,814               693,108

(Increase) decrease in stock options              7,420               (93,513)
outstanding, net of tax                        ---------             ---------

Net income as restated                          170,234               599,595
                                               =========             =========

                                        For the three months  For the three months
                                               ended                  ended
                                           June 30, 2000          June 30, 1999
Basic earnings per share
as previously reported                            0.09                   0.41

(Increase) decrease in stock options              0.01                  (0.06)
outstanding, net of tax                        ---------             ---------

Basic EPS as restated                             0.10                   0.35
                                               =========             =========

                                        For the three months  For the three months
                                               ended                  ended
                                           June 30, 2000          June 30, 1999
Diluted earnings per share
as previously reported                              0.09                   0.38

(Increase) decrease in stock options                0.00                  (0.05)
outstanding, net of tax                         ---------                --------

Diluted EPS as restated                             0.09                   0.33
                                                =========                ========

                                          For the six months             For the six months
                                               ended                          ended
                                            June 30, 2000                   June 30, 1999
Net income
as previously reported                            68,241                        1,977,608

(Increase) decrease in stock options             (22,383)                        (286,290)
outstanding, net of tax                         ---------                       ----------

Net income as restated                            45,858                        1,691,318
                                                =========                       ==========

                                          For the six months             For the six months
                                               ended                          ended
                                            June 30, 2000                   June 30, 1999
Basic earnings per share
as previously reported                              0.04                            1.16

(Increase) decrease in stock options               (0.01)                          (0.17)
outstanding, net of tax                           -------                         -------

Basic EPS as restated                               0.03                            0.99
                                                  =======                         =======

                                        For the six months   For the six months
                                               ended                ended
                                           June 30, 2000        June 30, 1999

Diluted earnings per share
as previously reported                                0.04                 1.09

(Increase) decrease in stock options                 (0.01)               (0.16)
outstanding, net of tax                             -------              -------

Diluted EPS as restated                               0.03                 0.93
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

     The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS"), which offers wholesale residential mortgage banking services in the Southeast, Northeast and Midwest United States and provides servicing for residential mortgage loans. CMS was incorporated on October 11, 1994, and is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale residential mortgage banking services in Southeastern, Northeastern and Midwestern states and provides servicing for residential mortgage loans. In February 1998, the Company expanded its mortgage operations by engaging in Federal Housing Administration and Veterans Administration mortgage lending. CMS opened a wholesale mortgage banking office in Chicago, Illinois in December 1998. CMS will open a satellite office in Maryland in the 4/th/ quarter 2000 to serve the Mid-Atlantic region. The office will be staffed with three account executives, two underwriters and two customer service representatives.

     On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT.

     The Company's net income for the six months ended June 30, 2000 was $45,858 compared to net income of $1,691,318 for the six months ended June 30, 1999.
The decrease in net income from the first six months of 1999 to the first six months of 2000 was primarily the result of earnings pressure on the mortgage banking operations, which had achieved record results in 1998 and the first six months of 1999. Mortgage banking operation had a net loss of $130,390 for the first six months of 2000 compared to net income of $1,819,474 in the first six months of 1999. The decrease in mortgage banking earnings was largely due to the volatility and increases in market interest rates and expectation of additional rate increases by the Federal Reserve. Rates on 30-year mortgages increased over 150 basis points since May 1999. As a result, mortgage production in the first six months 2000 totaled $541.2 million, a decrease of $659 million or 55% from the $1.2 billion achieved in the first six months of 1999. In addition, the Company's spread on the sale of purchased mortgage servicing rights decreased 21% from 67 basis points in the first six months of 1999 to 53 basis points in the first six months of 2000. Management, based upon a number of assumptions about future events, does not anticipate a significant change in mortgage production volume in the next two quarters.

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

                                                    June 30, 2000   December 31, 1999
                                                  -----------------------------------
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

______________________
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

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


Capital
-------

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, and 4.0% to 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At June 30 , 2000 the Bank's leverage ratio was 8.97%.

     At June 30, 2000 the Company's total shareholders' equity was $14.9 million or 7.21% of total assets, compared to $14.9 million or 8.46% of total assets at December 31, 1999. The decrease in shareholders' equity to total asset ratio in first six months of 2000 was the result of a 17.3% increase in total assets. At June 30, 2000, total capital to risk-adjusted assets was 12.39%, with 11.45% consisting of tangible common shareholders' equity. The Company paid $256,213 of dividends during the first six months of 2000 or $0.145 per share. A quarterly dividend of $0.0775 was declared in July 2000 for payment in August 2000.

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

                                Interest Rate Sensitivity Gaps
                                     As of June 30, 2000

                                    Amounts Repricing In
                    --------------------------------------------------------

                       0-90 Days   91-365 Days    1-5 Years     Over 5 Years
                    ------------  -------------  ------------  -------------
                                    (Millions of dollars)
Interest-earning
   assets               $116.9     $ 18.1          $33.0         $11.9
Interest-bearing
   liabilities            78.5       35.8           35.7           2.3
                      ------------------------------------------------------
Interest sensitivity
   gap                  $ 38.4     $(17.7)         $(2.7)        $ 9.6
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

     The Company had interest expense of $3.6 million for the six months ended June 30, 2000 and $4.4 million for the six months ended June 30, 1999. The decrease resulted from a lower level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the lower volume in the Northeast and Midwest mortgage operation resulted in a lower average balance of other borrowings. In the first two quarters 2000 and 1999, interest expense accounted for 32% and 28% of total expenses, respectively.

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

     Other operating expenses decreased to $7.2 million in the first six months of 2000 from $11.0 million in the first six months of 1999. The Company had increased its labor and overhead in late 1998 and early 1999 in order to process the anticipated higher volume of mortgage production, including opening an office in Chicago during the fourth quarter of 1998. In response to the decline in mortgage production and spread on the sale of purchased mortgage servicing rights, the Company has attempted to reduce overhead expenses. CMS closed its office in Atlanta which primarily processed FHA and VA loans. These products continue to be offered through the Perimeter Center Circle office. Other operating expenses decreased to $3.8 million in the second quarter 2000 from $5.5 million in the second quarter 1999.

     The Company had net income of $45,858 for the six months ending June 30, 2000, compared to net income of $1.7 million for the six months ending June 30, 1999. The Company had net income of $170,234 for the three months ending June 30, 2000, compared to net income of $599,595 for the six months ending June 30, 1999. Net income was adversely effected primarily by the decline in mortgage production and the reduced gain on the sale of mortgage servicing rights. Income tax as a percentage of pretax net income was 33% and 37% for the first six months of 2000 and 1999, respectively.

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

                                  CRESCENT BANKING COMPANY
                                  ----------------------------
                                  (Registrant)






Date:   December 13, 2000         /s/ J. Donald Boggus, Jr.
       --------------------       -------------------------
                                  J. Donald Boggus, Jr.
                                  President and Chief Executive Officer