Form 10-K405
period 2000-12-31
CRESCENT BANKING CO
filed 2001-03-30
CIK 883476

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             ______________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2000
                            -----------------

                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                         Commission file number 0-20251
                                                -------

                            CRESCENT BANKING COMPANY
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Georgia                                           58-1968323
---------------------------------                         -------------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

    251 Highway 515, Jasper, Georgia                             30143
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's telephone number, including area code             (706) 692-2424
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class              Name of Each Exchange on Which Registered
---------------------             -----------------------------------------

---------------------             -----------------------------------------

---------------------             -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                         -----------------------------
                                (Title of Class)


      -----------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of Crescent Banking Company's Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 2001, was $11.50 million.

     The number of shares outstanding of Crescent Banking Company's Common Stock, par value $1.00 per share, as of March 24, 2001 was 1,826,857.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Crescent Banking Company's 2000 Annual Report to Shareholders for the year ended December 31, 2000 (the "Annual Report") are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

     Certain portions of Crescent Banking Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

                           SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

     Certain of the statements made or incorporated by reference herein constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the" Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Crescent Banking Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "intend," "consider," "possible" or other similar words and expressions of the future. The Company's actual results may differ significantly from the results we discuss in these forward-looking statements.

     These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation, the following:

 . the effects of future economic conditions;

 . governmental monetary and fiscal policies, as well as legislative and regulatory changes;

 . the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities;

 . interest rate and credit risks;

 . the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

 . the effect of any mergers, acquisitions or other transactions to which the Company or its subsidiaries may from time to time be a party, including, without limitation, the Company's ability to successfully integrate any businesses that it acquires; and

 . the failure of assumptions underlying the establishment of reserves for possible loan losses.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     The Company is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and with the Georgia Department of Banking and Finance (the "Georgia Department") under the Financial Institutions Code of Georgia. The Company was incorporated on November 19, 1991, to facilitate a reorganization (the "Reorganization") pursuant to which the Company became the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Reorganization was completed on May 1, 1992. The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS," and, together with the Bank, the "Subsidiaries"), which offers wholesale mortgage banking services in the southeast, northeast and midwest United States and provides servicing for residential mortgage loans. As of December 31, 2000, the Company had total consolidated assets of approximately $242.1 million, total deposits of approximately $162.2 million and consolidated shareholders' equity of approximately $15.8 million.

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

     CMS was incorporated as a separate subsidiary of the Company on October 11, 1994, to engage in the servicing of mortgage loans. CMS is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), Federal National Mortgage Association ("Fannie Mae") and private investors. CMS offers wholesale mortgage banking services in southeastern, northeastern and midwestern states and provides servicing for residential mortgage loans. As of December 31, 1999, CMS had wholesale mortgage banking offices located in Atlanta, Georgia, Manchester, New Hampshire, Chicago, Illinois, and Columbia, Maryland.

     The principal executive offices of the Company and the Bank are located at 251 Highway 515, Jasper, Georgia 30143 and the principal executive offices of CMS are located at 115 Perimeter Center, Suite 225, Atlanta, Georgia 30346. The Company's telephone number is (706) 692-2424.

Business Strategy and Recent Developments

     In February 1998, CMS expanded its mortgage operations by engaging in Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage lending. CMS opened a wholesale mortgage banking office in Chicago, Illinois in December 1998 and a satellite office in Columbia, Maryland in August 2000.

     In March 1998, the Bank expanded its loan production office ("LPO") in Bartow County, Georgia to a full service Bank branch. In February 1999, the Bank opened a loan production office in Canton, Georgia converting it to a full service branch in September 1999. The Bank purchased a branch on Towne Lake Parkway, Woodstock, Georgia in June 1999. In February 2000, the Bank opened a loan production office in Cumming, Georgia, and, in December 2000, the Bank converted that office to a full service branch. This office serves the needs of many local residents in Canton who have traditionally banked with larger regional and national banks that lack a community focus.

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

Employees

     At December 31, 2000, the Company had 153 full-time and 18 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

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

     Bank Holding Company Regulation

     As a bank holding company registered with the Federal Reserve under the BHC Act, and with the Georgia Department under the Georgia Financial Institutions Code, the Company is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

     In November 1999, Congress enacted the Gramm-Leach-Bliley Act (the "GLB Act"), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are "well-capitalized," "well-managed," as defined in Federal Reserve Regulation Y, have and maintain "satisfactory" or better ratings under the Community Reinvestment Act of 1977, as amended ("CRA"), and meet certain other conditions can elect to become "financial holding companies." As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and the related Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. Financial holding companies continue to be subject to the overall insight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervisions and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future.

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

     As of December 31, 2000, the Company had Tier 1 Capital and total capital of approximately 9.54% and 10.35% of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 9.93% and 10.94% of risk-weighted assets. As of December 31, 2000, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 6.80% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 7.75%.

     The Company has not been informed of a particular leverage capital requirement applicable to it, however, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8%. At December 31, 2000 the Bank's leverage ratio was 7.75%.

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

     The table which follows sets forth certain capital information of the Company and Bank as of December 31, 2000:

                                Capital Adequacy
                             (Dollars in thousands)

                                Company                         Bank
                          ---------------------        ---------------------
                            Amount   Percentage          Amount   Percentage
                          --------------------------------------------------
Leverage Ratio:
     Actual                 $15,935     6.80%           $13,369     7.75%
     Minimum Required(1)      9,380     4.00%            13,798     8.00% (2)

Risk-Based Capital:
Tier 1 Capital
     Actual                  15,935     9.54%            13,369     9.93%
     Minimum Required         6,680     4.00%             5,385     4.00%

Total Capital:
     Actual                  17,286    10.35%            14,720    10.94%
     Minimum Required        13,359     8.00%            10,769     8.00%

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

     FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by BIF. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured
depository institutions.   Each financial institution is assigned to one of
three capital groups - "well capitalized," "adequately capitalized" or "undercapitalized" - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 2000, the Bank paid $23,865 in deposit premiums.

     The FDIC's Board of Directors continued the 1998 BIF and Savings Association Insurance Fund ("SAIF") assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2001. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the Financing Corporation ("FICO") to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. The FICO assessments are set quarterly and ranged from
2.12 basis points for BIF and SAIF in the first quarter of 2000, to 2.02 basis points in the last quarter of 2000. The assessment rates are 1.96 basis points for BIF, and SAIF-assessable deposits for the first quarter of 2001.

     Community Reinvestment Act

     The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution;
(iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a "financial holding company," the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following their most recent CRA examinations, the Bank received a "satisfactory" CRA rating.

     The GLB Act and federal bank regulators have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

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

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, bank holding and other financial institutions and bank and bank holding company powers are being considered by the Federal government, Congress and various state governments, including Georgia. The FDIC changed, effective April 1, 2000, its deposit insurance assessments to more timely reflect changes in risks, and is engaged in a comprehensive review of its insurance premiums and reformation of the deposit insurance system generally, including how to better measure and price deposit insurance in light of an insured bank's size and risk. The FDIC is also considering possibly adding risk measures in determining deposit insurance assessments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its subsidiaries. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae. Changes from such review could affect the cost and availability of Fannie Mae services.

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


ITEM 2.   DESCRIPTION OF PROPERTIES

     During 2000, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank's main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, four teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine with a 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space and added an additional 5,000 square feet of administrative office space in 1999. The facility is considered in good condition. The Bank also owns the full service branch on Towne Lake Parkway, Woodstock, Georgia. The Towne Lake building contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby. The Towne Lake building has two drive-up teller windows and an automated teller machine with a 24-hour-a-day access.

     The Bank leases 5,250 square feet on Perimeter Center Circle in Atlanta, Georgia for its southeast mortgage operations. The lease has an expiration date of August 31, 2001 at which time the Bank expects to renew the lease. In addition, the Bank leases 3,616 square feet on

Glenridge Drive in Atlanta, Georgia for post-closing mortgage operations of the Bank and of CMS with a lease expiration date of October 31, 2003.

     In addition, the Bank leases approximately 268 square feet for its branch office located in Marble Hill, Georgia with a lease expiration date of August 31, 2001 at which time the Bank expects to again renew the lease. The Bank leases 2,000 square feet in Cartersville, Georgia for a full-service branch with a lease expiration date of October 24, 2001, 3,200 square feet in Canton, Georgia for a full-service branch with a lease expiration date of January 31, 2004 and 3,000 square feet in Cumming, Georgia for its newly-converted branch office (converted from a loan production office in December 2000) with a lease expiration date of March 31, 2003. On June 7, 2000, the Bank purchased a 2.3 acre property for $675,000 to construct a new branch facility in Cartersville, Georgia. Construction of the new facility in Cartersville is expected to commence in the first quarter 2001 with completion expected in the fourth quarter 2001. Upon completion, the new branch facility will replace the Bank's existing branch, which will ultimately be closed.

     The Bank also leases a site for an automated teller machine ("ATM") in the Big Canoe community. The lease agreement expired on October 31, 2000, and was renewed so that it will not expire until October 31, 2001, at which time the Bank expects to again renew the lease. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank's main office. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2001, at which time the Bank expects to renew the lease.

     CMS conducts its business primarily through its main office in Manchester, New Hampshire, where CMS leases approximately 5,400 square feet of office space. The lease term for the CMS New Hampshire office expires on March 31, 2004. In addition, CMS leases 3,500 square feet in Chicago, Illinois for its Chicago wholesale mortgage banking office, with a lease expiration date of January 11, 2003. CMS leases 4,080 square feet in Atlanta, Georgia for FHA/VA loan office. In the third quarter 1999, CMS moved its FHA/VA operation to the Perimeter Office and subleased the office. The lease term for the Atlanta office expires in December 2002. In addition, CMS leases 800 square feet in Columbia, Maryland for its Mid-Atlantic wholesale mortgage banking office, with a lease expiration date of July 14, 2003.

     The Company presently expects to renew each of its leases upon their respective expiration dates, with the exception of the Cartersville, Georgia lease, which will expire without renewal, subject to the timely completion of the new Cartersville Bank branch.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of shareholders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     On September 30, 1998, the Company completed a two-for-one split of its Common Stock. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT" at a price of $13.00 per share. On March 24, 2001, the price of the Company's Common Stock, as quoted on the Nasdaq SmallCap Market, was $11.50.

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

                               Sales Price per share of the
                                  Company's Common Stock
                               ----------------------------
       Period                     High              Low
   ------------------          ----------        ---------
   2000

     Fourth Quarter              $10.00           $9.375

     Third Quarter               $12.00           $8.625

     Second Quarter              $13.75           $10.00

     First Quarter               $14.75           $11.75

  1999

     Fourth Quarter              $18.00           $12.25

     Third Quarter               $21.25           $17.75

     Second Quarter              $23.00           $18.00

     First Quarter*              $22.00           $13.00
__________________________
* Represents the period from January 12, 1999, the date that the Company's Common Stock began trading on the Nasdaq SmallCap Market, through March 31, 1999.

Holders

     As of March 24, 2001, there were approximately 569 holders of record of the Company's Common Stock.

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

     On January 18, 2001, the Company declared its eighteenth consecutive quarterly dividend of $.0775 per share, payable on February 19, 2001 to shareholders of record on February 6, 2001.

     The following table sets forth, for the Company's last two fiscal years, the dividends per share declared and paid by the Company:

                                    Dividend Per
                      Period           Share
                -----------------   ------------
                2000
                  Fourth Quarter      $.0775
                  Third Quarter       $.0775
                  Second Quarter      $.0750
                  First Quarter       $.0700

                1999
                  Fourth Quarter      $.0650
                  Third Quarter       $.0600
                  Second Quarter      $.0550
                  First Quarter       $.0500

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

ITEM 6.   SELECTED FINANCIAL DATA

     See that section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "Annual Report") entitled "Financial Highlights," which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See that section of the Company's Annual Report entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in fair value of financial instruments due to a change in economic conditions, interest rates, regulations and laws. The Company is inherently affected by different market risks. The Company's primary risk is interest rate risk. The Company does not conduct foreign exchange transactions or trading activities which would produce price risk.

Interest rate risk

     Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest risks. The primary purpose of managing interest rate risk is to minimize interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of the Company's equity. Changes in interest rates effects the Company's volume of mortgage production, value and retention of mortgage servicing rights and value and effectiveness of mortgage interest rate hedges.

     The Company manages interest rate risk by striving to maintain what it believes to be a proper balance of rate sensitive assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. The following table shows the Company's rate sensitive position at December 31, 2000. Approximately 78% of earning assets and 73% of funding for these earning assets were scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year time period, was $12.7 million, or 5.2% of total assets.

                        Interest Rate Sensitivity Gaps
                            As of December 31, 2000

                                          Amounts Repricing In
                        --------------------------------------------------

                        0-90 Days   91-365 Days   1-5 Years   Over 5 Years
                        ---------   -----------   ---------   ------------
                                     (Millions of dollars)

Interest-earning
   assets                $151.3       $ 19.7       $35.5          $12.2
Interest-bearing
   liabilities             98.6         59.8        27.2            1.3
                      -------------------------------------------------
Interest sensitivity
   gap                   $ 52.7       $(40.1)      $ 8.3          $10.9
                      =================================================

     The Company was in an asset-sensitive position for the cumulative three-month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At December 31, 2000, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

     Additionally, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. At December 31, 2000, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $286.9 million. Of the Pipeline, the Company had, as of December 31, 2000, approximately $121.0 million for which the Company had interest rate risk. The remaining $165.9 million of mortgage loans is not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be reprice at the current market rate.

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

     The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of December 31, 2000, the Company had in place purchase commitment agreements terminating between January and March of 2001 with respect to an aggregate of approximately $69 million to hedge the mortgage pipeline of $121 million for which the Company had an interest rate risk, compared to $44 million and $62 million, respectively, one year earlier.

     The Company uses additional tools to monitor and manage interest rate sensitivity. One such tool is the shock test. The shock test projects the effect of an interest rate increase and decrease for 100 and 200 basis points movements. The test projects the effect on the Company's rate sensitive assets and liabilities, mortgage pipeline, purchased mortgage servicing rights and mortgage production. The following table demonstrates the expected effect of the given interest rate shift.


Change in interest rates (in basis points)  - 200       -100        +100          +200
----------------------------------------------------------------------------------------
Net income effect                          $460,227   $916,035   $(916,568)  $(2,051,827)
----------------------------------------------------------------------------------------
Net income effect as % of Capital            2.91%      5.80%       5.80%        12.99%
----------------------------------------------------------------------------------------

     Management continually tries to manage the interest rate sensitivity gap. Attempting to minimize the gap is a continual challenge in a changing interest rate environment and one of the objectives of the Bank's asset/liability management strategy.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See that section of the Company's Annual Report entitled "Consolidated Financial Report," which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information regarding the Company's directors and executive officers required by this Item 10 is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Exchange Act (the "Proxy Statement"), under the captions "Proposal One--General," "--Election of Directors," "--Information Relating to
Directors, Officers and Nominees," "Additional Information--Compensation of Directors and Attendance at Meetings," "--Committees of the Board of Directors," "--Ownership of Common Stock by Certain Beneficial Owners and Management," and "--Compensation of Executive Officers and Directors," and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company's Board of Directors. The term "executive officer," as used herein, means any officer who has major policy-making functions with respect to the Company, the Bank and/or CMS.

     Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption "Additional Information--Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information on compensation of the Company's executive officers is contained in the Proxy Statement under the captions "Additional Information --Compensation of Executive Officers and Directors," "--Option/SAR Grants in Last Fiscal Year," "--Executive Employment Agreements" and "--Certain Transactions" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is contained in the Proxy Statement under the caption "Additional Information--Ownership of Common Stock by Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption "Additional Information--Certain Transactions" and is incorporated herein by reference.

     With the exception of the above disclosures, there were no transactions during 2000, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company's officers or directors had or have direct or indirect material interest.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The following Exhibits are attached hereto or incorporated
         --------
by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

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

11.1    Statement Regarding Computation of Per Share Earnings.

13.1 Crescent Banking Company 2000 Annual Report to Shareholders for the fiscal year ended December 31, 2000. With the exception of information expressly incorporated herein, the 2000 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1    Subsidiaries of Crescent Banking Company.

23.1    Consent of Mauldin & Jenkins LLC.

99.1 Crescent Banking Company Proxy Statement for the 2000 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Statement for the 2001 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.  The Company did not file any Current Reports on
         -------------------
Form 8-K during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CRESCENT BANKING COMPANY


                              By:   /s/ J. Donald Boggus, Jr.
                                    -------------------------
                                    J. Donald Boggus, Jr.
                                    President and Chief Executive Officer

                              Date:      March 24, 2001
                                    --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

          Signature                               Title                           Date
-----------------------------  --------------------------------------------  --------------

/s/ J. Donald Boggus, Jr.      President, Chief Executive Officer            March 24, 2001
-----------------------------  and Director
J. Donald Boggus, Jr.          (Principal Executive Officer)



/s/ Bonnie B. Boling           Chief Financial Officer                       March 24, 2001
-----------------------------  (Principal Financial and Accounting Officer)
Bonnie B. Boling


/s/ A. James Elliott           Chairman of the Board of Directors            March 24, 2001
-----------------------------
A. James Elliott


/s/ J. Donald Boggus, Sr.      Director                                      March 24, 2001
-----------------------------
J. Donald Boggus, Sr.


/s/ John S. Dean, Jr.          Director                                      March 24, 2001
-----------------------------
John S. Dean, Jr.


/s/ Charles Fendley            Director                                      March 24, 2001
-----------------------------
Charles Fendley


/s/ Charles Gehrmann           Director                                      March 24, 2001
-----------------------------
Charles Gehrmann


/s/ Michael W. Lowe            Director                                      March 24, 2001
-----------------------------
Michael W. Lowe


                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
11.1    Statement Regarding Computation of Per Share Earnings.

13.1 Crescent Banking Company 2000 Annual Report to Shareholders for the fiscal year ended December 31, 2000. With the exception of information expressly incorporated herein, the 2000 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1    Subsidiaries of Crescent Banking Company.

23.1    Consent of Mauldin & Jenkins, LLC.

99.1 Crescent Banking Company Proxy Statement for the 2000 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Statement for the 2001 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K.