Form 10-Q
period 2001-03-31
CRESCENT BANKING CO
filed 2001-05-14
CIK 883476

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended March 31, 2001
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X        No
                                                   -----         ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1 par value per share, 1,824,461 shares issued and outstanding as of May 11, 2001. 6,668 shares are held as treasury stock.

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

PART I - FINANCIAL INFORMATION



                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,    December 31,
                                                                2001           2000
                                                            ----------------------------
Assets
Cash and due from banks                                     $  5,557,177   $  5,120,426
Interest bearing deposits in other banks                       5,888,466      1,399,075
Federal fund sold                                             11,623,000        800,000
Securities available-for-sale                                 11,103,625     12,177,326
Securities held-to-maturity, at cost (fair value of
   $1,985,063 and $2,501,340, respectively)                    2,071,418      2,559,848
Mortgage loans held for sale                                 166,030,122    108,847,638

Loans                                                         96,550,240     92,911,487
Less allowance for loan losses                                (1,371,632)    (1,350,774)
                                                            ------------   ------------
  Loans, net                                                  95,178,608     91,560,713

Premises and equipment, net                                    6,234,512      6,263,251
Other real estate owned                                          112,644         21,940
Purchased mortgage servicing rights                            3,394,583      3,781,355
Cash surrender value of life insurance                         3,506,099      3,444,326
Premium on deposits purchased                                    611,551        630,083
Accounts receivable-brokers and escrow agents                  5,597,101      3,753,749
Other assets                                                   1,977,750      1,729,274
                                                            ------------   ------------

  Total Assets                                              $318,886,656   $242,089,004
                                                            ============   ============

Liabilities
Deposits
    Noninterest-bearing                                     $ 46,808,936   $ 30,194,956
    Interest-bearing                                         154,759,031    131,973,487
                                                            ------------   ------------
       Total deposits                                        201,567,967    162,168,443

Drafts payable                                                12,392,781      6,261,741
Accrued interest and other liabilities                         4,313,760      2,911,142
Other borrowings                                              83,206,311     54,946,856
                                                            ------------   ------------
     Total liabilities                                       301,480,819    226,288,182

Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
 authorized; 1,823,708 and 1,820,301 issued, respectively      1,823,708      1,820,301
Surplus                                                        9,153,791      9,121,344
Retained earnings                                              6,436,294      5,772,774
Less cost of 6,668 shares acquired for the treasury              (36,091)       (36,091)
Accumulated other comprehensive income (loss)                     28,135       (877,506)
                                                            ------------   ------------
      Total stockholders' equity                              17,405,837     15,800,822
                                                            ------------   ------------

      Total liabilities and stockholders' equity            $318,886,656   $242,089,004
                                                            ============   ============

See notes to Consolidated Financial Statements.

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)


                                                     For the three months ended
                                                               March 31,
                                                           2001        2000
                                                     ---------------------------
Interest income
Interest and fees on loans                             $2,547,563  $1,519,943
Interest and fees on mortgage loans held for sale       3,585,462   1,442,261
Interest on  securities:
     Taxable                                              290,720     253,355
     Nontaxable                                             3,838       3,838
Interest on deposits in other banks                        64,156      30,460
Interest on Federal funds sold                             40,276      27,721
                                                       ----------  ----------
                                                        6,532,015   3,277,578
                                                       ----------  ----------
Interest expense
Interest on deposits                                    2,197,372   1,118,141
interest on other borrowings                            1,144,364     548,650
                                                       ----------  ----------
                                                        3,341,736   1,666,791
                                                       ----------  ----------


Net interest income                                     3,190,279   1,610,787
Provision for loan losses                                 115,000      95,000
                                                       ----------  ----------
Net interest income after provision for loan losses     3,075,279   1,515,787

Other income
Service charges on deposit accounts                       186,954      94,946
Mortgage servicing fee income                             168,046     270,309
Gestation fee income                                      191,886     345,596
Gains on sale of  mortgage
          servicing rights                              2,506,440     887,494
Other                                                     245,429     205,574
                                                       ----------  ----------
                                                        3,298,755   1,803,919

Other expenses
Salaries and employee benefits                          2,946,462   1,738,488
Occupancy and equipment expense                           303,718     238,880
Supplies, postage, and telephone                          371,691     252,505
Advertising                                                96,036     149,194
Insurance expense                                          53,686      41,775
Depreciation and amortization                             421,561     420,812
Legal and professional                                    300,382     243,520
Director  fees                                             43,525      35,325
Mortgage subservicing expense                              51,499      84,791
Other                                                     561,560     308,757
                                                       ----------  ----------
                                                        5,150,120   3,514,047

Income (loss) before income taxes (benefits)           $1,223,914   ($194,341)
Applicable income taxes (benefits)                     $  419,837    ($69,965)
                                                       ----------  ----------

Net income (loss)                                      $  804,077   ($124,376)
                                                       ----------  ----------

Other comprehensive income (loss), net of tax
Unrealized gain on derivatives designated as hedges
     arising during period                                 54,025          --
Unrealized gains (losses) on securities available
      for sale arising during period                      851,616     (58,075)
                                                       ----------  ----------

Comprehensive income (loss)                            $1,709,718   ($182,451)

Basic earnings (loss) per common share                 $     0.44      ($0.07)

Diluted earnings (loss) per common share               $     0.44      ($0.07)

Cash dividends per share of common stock               $   0.0775    $ 0.0700


See Notes to Consolidated Financial Statements

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                  For the three months ended
                                                                             March 31,
                                                                      2001           2000
                                                                 ---------------------------
Operating Activities
Net Income (loss)                                               $    804,077      ($124,376)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Accretion of discount on securities                              (89,596)      (220,174)
    Amortization of deposit intangible                                18,532         18,532
    Amortization of purchased mortgage servicing rights              182,950        163,400
    Provision for loan loss                                          115,000         95,000
    Depreciation                                                     300,382        238,880
    Increase in stock options outstanding                                 --         47,867
    Gains on sales of mortgage servicing rights                   (2,506,440)      (887,494)
    (Increase) decrease in mortgage loans held for sale          (57,182,484)    19,972,943
    Increase in interest receivable                                  (12,284)      (188,509)
    Increase in accounts receivable                               (1,843,352)      (397,144)
    Increase in drafts payable                                     6,131,040        897,235
    Increase (decrease) in interest payable                           52,982       (104,470)
    (Increase) decrease in other assets and liabilities, net       1,957,312       (173,168)
                                                                ------------   ------------
Net cash provided by (used in) operating activities              (52,071,881)    19,338,522


Investing Activities
Net (increase) decrease in interest-bearing deposits
    in other banks                                                (4,489,391)        71,394
Acquisition of securities held-to-maturity                                --     (1,467,580)
Proceeds from maturities of securities available-for-sale          1,131,234             --
Proceeds from maturities of securities held-to-maturity              520,493             --
Purchase of life insurance policies                                       --     (1,021,903)
Acquisition of purchased mortgage servicing rights                (7,251,718)    (3,527,758)
Proceeds from sales of purchased mortgage
    servicing rights                                               9,961,980      3,561,091
Net increase in Federal funds sold                               (10,823,000)            --
Net increase  in loans                                            (3,823,599)   (10,244,162)
Purchase of premises and equipment                                  (271,643)       (61,813)
                                                                ------------   ------------
Net cash used in investing activities                            (15,045,644)   (12,690,731)

Financing Activities
Net increase in deposits                                          39,399,524      4,810,561
Net increase (decrease) in other borrowings                       28,259,455    (12,991,359)
Proceeds from the issuance of common stock                            35,854         19,800
Dividends paid                                                      (140,557)      (123,220)
                                                                ------------   ------------
Net cash provided (used in) by financing activities               67,554,276     (8,284,218)

Net increase (decrease) in cash and due from banks                   436,751     (1,636,427)
Cash and due from banks at beginning of year                       5,120,426      5,553,931
                                                                ------------   ------------
Cash and due from banks at end of period                        $  5,557,177   $  3,917,504
                                                                ============   ============
Supplemental Disclosure of Cash Flow Information
      Cash paid during period for interest                      $  3,288,754   $  1,771,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


March 31, 2001



NOTE 1 ---- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made.All such adjustments are of a normal recurring nature.Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2 ---- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 3 --- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee.As of March 31, 2001, the Company had purchased loans for which it provides servicing with principal balances totaling $351.6 million.

NOTE 4 --- EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

                                  Three Months Ended March 31, 2001

                                Net          Weighted-Average
                                Income       Shares            Per-Share
                                (Numerator)  (Denominator)     Amount
                                ----------------------------------------

Basic EPS                       $804,077      1,815,106         $0.44

Effect of Dilutive securities
         Stock options           -------         31,501

Diluted EPS                      $804,077     1,846,607         $0.44

                                  Three Months Ended March 31, 2000

                                Net          Weighted-Average
                                Income       Shares            Per-Share
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

     The Company's actual results may differ significantly from these forward-looking statements because forward-looking statements involve risks and uncertainties, including, without limitation, the following:

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

 . the effect of any mergers, acquisitions or other transactions to which the Company and/or its subsidiaries may from time to time be a party, including, without limitation, the Company's ability to successfully integrate and operate any businesses that it acquires; and

 . the failure of assumptions underlying the establishment of reserves for possible loan losses.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

General

     The Company is a Georgia corporation that was incorporated on November 19, 1991, to facilitate the Company becoming the parent holding company of Crescent Bank and Trust Company (the "Bank"). The Bank is a Georgia banking corporation that has been engaged in the general commercial banking business since it opened for business in August 1989. The Bank began wholesale mortgage banking operations in February 1993. The Company provides a broad range of banking and financial services in the areas surrounding Jasper, Georgia and has recently expanded through branches and loan production offices in nearby areas of Bartow, Cherokee and Forsyth Counties, Georgia. The Company also provides wholesale residential mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States. In March 1998, the Bank expanded a loan production office in Bartow County, Georgia to a full service Bank branch. In February 1999, the Bank opened a loan production office in Canton, Georgia, converting it to a full service branch in September 1999. The Bank purchased a branch on Towne Lake Parkway, Woodstock, Georgia in June 1999. In February 2000, the Bank opened a loan production office in Cumming, Georgia, converting it to a full service branch in December 2000.

     The Company also owns 100% of Crescent Mortgage Services, Inc. ("CMS"), which offers wholesale residential mortgage banking services in the Southeast, Northeast, MidAtlantic and Midwest United States and provides servicing for residential mortgage loans. CMS was incorporated on October 11, 1994 and is an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and private investors. CMS expanded it operations in November 1994 when it opened an office in Manchester, New Hampshire to serve the Northeast. In February 1998, the Company expanded its mortgage operations by engaging in Federal Housing Administration and Veterans Administration mortgage lending. CMS opened a wholesale mortgage banking office in Chicago, Illinois in December 1998 and a satellite office in Columbia, Maryland in August 2000.

     On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT." At the end of December 2000, the Company introduced its Dividend Reinvestment and Stock Purchase Plan (the "Plan"), and, as of March 31, 2001, participation in the Plan exceeded 33% of common shares outstanding. The Plan is designed to promote long-term investment in the Company by providing individuals with a convenient and inexpensive way to invest in the Company's common stock. Under the Plan, shareholders may purchase additional shares by reinvesting their cash dividends, and both shareholders and non-shareholders can purchase shares by making optional cash investments through the Plan.

     The Company's net income for the three months ended March 31, 2001 was $804,077 compared to a net loss of $124,376 for the three months ended March 31, 2000. The increase in net income from the first quarter of 2000 to the first quarter of 2001 was primarily the result of an increase in earnings from the Company's mortgage operation. The mortgage banking operation had net income of $706,177 for the first quarter 2001 compared to a net loss of $220,160 in the first quarter 2000. The increase in mortgage banking earnings was largely due to rate decreases during the first quarter of 2001. The Federal Reserve Open Market committee lowered rates three times during the first quarter of 2001 totaling 150 basis points. The Bank had earnings of $217,153 in the first quarter 2001, 13% greater than earnings of $191,462 in the first quarter 2000. The Bank experienced loan growth of $3.7 million in the first quarter 2001. The Bank's loan portfolio totaled $96.6 million at March 31, 2001.

Financial Condition

      The Company's assets increased 31.7% during the first quarter 2001 from $242.1 million as of December 31, 2000 to $318.9 million as of March 31, 2001. The increase in total assets in the first quarter 2001 was primarily the result of a $57.2 million, or 52.6%, increase in residential mortgage loans held for sale. The increase in assets corresponded with a $28.3 million, or 51.5%, increase in other borrowings. All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank ("Colonial Bank"), and UBS Warburg, LLC ("UBS"), and therefore the increase in mortgage loans held for sale resulted in a higher average balance of other borrowings. The increase in mortgage loans held for sale from the first quarter 2000 to the first quarter 2001 was the result of a decrease in market interest rates, which increased mortgage loan originations.

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $293.3 million, or 92.0%, of total assets at March 31, 2001. This represents a 34% increase from December 31, 2000 when earning assets totaled $218.7 million, or 90.3%, of total assets. The increase in earning assets resulted primarily from the $57.2 million increase of residential mortgage loans held for sale. Average mortgage loans held for sale during the first quarter 2001 of $158.6 million constituted 57.8% of average earning assets and 52.7% of average total assets. Average mortgage loans held for sale during 2000 of $82.9 million constituted 47.7% of average interest-earning assets and 41.6% of average total assets.

     During the first quarter 2001, average commercial banking loans were $94.8 million. Such loans constituted 34.5% of average earning assets and 31.5% of average total assets. For 2000, average commercial banking loans were $75.2 million, or 43.3%, of average earning assets and 37.8% of average total assets. The 26% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank's operations in Bartow, Cherokee, and Forsyth Counties, Georgia.

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

     The allowance for loan losses totaled $1,371,632, or 1.42%, of total commercial banking loans at March 31, 2001, and $1,350,774, or 1.45%, of total loans at December 31, 2000. The increase in the allowance for loan losses during the first quarter 2001 was primarily the result of the provision for loan loss of $115,000. The increase in the allowance for loan loss corresponds to the 4% increase in the commercial banking loans in the first quarter 2001. The determination of the reserve level rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and historical experience. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management believes that, based solely upon current projections, the allowance at March 31, 2001 was adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not be realized. Thus, there is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

     The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans is recognized only when received. As of March 31, 2001, the Bank had $337,427 of loans contractually past due more than 90 days, $14,142 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings. As of December 31, 2000, the Bank had $286,393 contractually past due more than 90 days, $21,863 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings.

     Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $112,644 with non-performing loans results in non-performing assets of $126,786 at March 31, 2001. This compares to non-performing assets of $43,803 at December 31, 2000. The Bank is currently holding the foreclosed properties for sale.

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


                                                    March 31, 2001   December 31, 2000
                                                  ------------------------------------

Non-performing loans (1)                                $   14,142          $   21,863
Foreclosed properties                                      112,644              21,940
                                                        ----------          ----------
Total non-performing assets                                126,786              43,803
                                                        ==========          ==========

Loans 90 days or more past due on accrual status        $  337,427          $  286,393
Potential problem loans (2)                             $1,739,654          $2,231,684
Potential problem loans/total loans                           1.80%               2.40%
Non-performing assets/total loans
     And foreclosed properties                                0.13%               0.05%
Non-performing assets and loans 90 days
     or more past due on accrual status/
     total loans and foreclosed properties                    0.49%               0.36%

-----------
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.


     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $19.1 million at March 31, 2001 compared to $16.1 million at December 31, 2000. Unrealized gains (losses) on securities amounted to $43,149 and ($1.5) million at March 31, 2001 and December 31, 2000, respectively. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank had federal funds sold at March 31, 2001 of $11.6 million compared to $800,000 at December 31, 2000. The increase in federal funds sold at March 31, 2001 was the result of the $39.4 million or 24.3% increase in the Bank's deposits.

     The Company's Mortgage Division (the "Mortgage Division") acquires residential mortgage loans from small retail-oriented originators through its operations of CMS and the mortgage division of the Bank. The Bank acquires conventional loans in the Southeast United States while CMS acquires conventional loans in the Northeast, Midatlantic and Midwest United States and FHA/VA loans in the Southeast United States.

     The Bank acquires residential mortgage loans from small retail-oriented originators in the Southeast United States through various funding sources, including the Bank's regular funding sources, a $36 million warehouse line of credit from the FHLB-Atlanta and a $45 million repurchase agreement with UBS. CMS acquires residential mortgage loans from small retail-oriented originators in the Southeast, Northeast, Midatlantic and Midwest United States through various funding sources, including a $75.0 million line of credit from UBS, a $35 million line of credit from Colonial Bank, and a $75 million repurchase agreement from UBS. Under the repurchase agreements, the Mortgage Division sells its mortgage loans and simultaneously assigns the related forward sale commitments to UBS. Substantially all of the Mortgage Division loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to 30 days. The Mortgage Division purchases loans that it believes will meet secondary market criteria, such as amount limitations and loan-to-value ratios to qualify for resales to Freddie Mac, Fannie Mae and Ginnie Mae. To the extent that the Mortgage Division retains the servicing rights on mortgage loans that it resells, it collects annual servicing fees while the loan is outstanding. The Mortgage Division sells a portion of its retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of the Company's mortgage banking operation and its contribution to net income. The Company currently pays a third party subcontractor to perform servicing functions with respect to its loans sold with retained servicing.

     During the first quarter 2001, the Mortgage Division acquired $672.1 million of mortgage loans. The Mortgage Division sold in the secondary market $614.9 million of mortgage loans. At March 31, 2001, $166 million of mortgage loans were carried as mortgage loans held for sale on the balance sheet pending sale of such loans. During the first quarter 2000, the Mortgage Division acquired $226.9 million of mortgage loans. The Mortgage Division sold in the secondary market $246.9 million of mortgage loans. At March 31, 2000, $67.3 million of mortgage loans were carried as mortgage loans held for sale on the balance sheet pending sale of such loans.

     At March 31, 2001, $3.4 million of purchased mortgage servicing rights were carried on the balance sheet. At December 31, 2000, the Company carried $3.8 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At March 31, 2001, the Company held servicing rights with respect to loans with unpaid principal balances totaling $351.6 million compared to $324.7 at December 31, 2000. During the first quarter 2001, the Company sold servicing rights with respect to $610.9 million of mortgage loans carried on its balance sheet at costs of $7.7 million for a gain of $2.5 million. During 2000, the Company sold servicing rights with respect to $1.3 billion of mortgage loans carried on its balance sheet at costs of $15.9 million for a gain of $6.2 million The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta"), which is priced at the FHLB-Atlanta daily rate plus 25 basis points (5.88% as of March 31, 2001). All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at priced at LIBOR plus 100 basis points (6.38% at March 31, 2001) and UBS, priced at LIBOR plus 1.50 basis points (6.58% at March 31,
2001).

     The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $6.2 million at March 31, 2001 compared to fixed assets of $6.3 million at December 31, 2000. In 1999, the Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. In the first quarter 2000, the Company added the Directors to the supplemental retirement plan, resulting in $3.5 million of cash value of life insurance at March 31, 2001.

     The Bank's deposits totaled $201.6 million and $162.2 million at March 31, 2001 and December 31, 2000, respectively, an increase of 24.3% over such period. Deposits averaged $181.5 million and $125.6 million during the periods ended March 31, 2001 and December 31, 2000, respectively. Interest-bearing deposits represented 77% of total deposits at March 31, 2001 compared to 82% at December 31, 2000. Certificates of deposit composed 75% of total interest-bearing deposits for March 31, 2001 compared to 72% at December 31, 2000. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates and increases in interest rates, generally. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.


Capital

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, and 4.0% to 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At March 31, 2001 the Bank's leverage ratio was 6.98%. To address the leverage ratio shortcoming, the Company and the Bank have begun to consider alternative means of raising capital.

     At March 31, 2001 the Company's total shareholders' equity was $17.4 million or 5.46% of total assets, compared to $15.8 million or 6.53% of total assets at December 31, 2000. The decrease in shareholders' equity to total asset ratio in first quarter 2001 was the result of a 31.7% increase in total assets. At March 31, 2001, total capital to risk-adjusted assets was 8.84%, with 8.17% consisting of tangible common shareholders' equity. The Company paid $140,557 of dividends during the first quarter 2001 or $.0775 per share. A quarterly dividend of $.0775 was declared in April 2001 for payment in May 2001.

     In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (7.00%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. In July 1999, the Company increased the amount of the promissory note to $4.5 million to facilitate the purchase of the Towne Lake branch. The Company was not required to provide additional collateral for the increased borrowings. The Company contributed the additional $3.0 million borrowings to the Bank as capital. In August 2000, the Company made a principal reduction of $450,000 to the promissory note.


     During the first quarter 2001, 3,407 shares of Common Stock were issued pursuant to the Dividend Reinvestment and Stock Purchase Plan (the "Plan") for an aggregate of $35,854. On March 11, 1998, the Company completed a stock offering for 270,000 shares of common stock at an issue price of $8.125 per share. The Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".

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

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale) totaled $76.7 million and $54.7 million during the periods ending March 31, 2001 and December 31, 2000, representing 42% and 44% of average deposits for those periods, respectively. Average net non-mortgage loans were 52% and 60% of average deposits for during the periods ending March 31, 2001 and December 31, 2000, respectively. Average deposits were 66% and 72% of average interest-earning assets for during the periods ending March 31, 2001 and December 31, 2000, respectively.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $6.8 million and $6.7 million at March 31, 2001 and at December 31, 2000, respectively. The Bank utilizes the brokered deposits to fund its mortgage loans held for sale and manages the use of those funds in relation with the Bank's liquidity position.

     The following table shows the interest sensitivity gaps for four different time intervals as of March 31, 2001.

                             Interest Rate Sensitivity Gaps
                                   As of March 31, 2001

                                   Amounts Repricing In
                      -----------------------------------------------

                      0-90 Days  91-365 Days  1-5 Years  Over 5 Years
                      ---------  -----------  ---------  ------------
                                  (Millions of dollars)

Interest-earning
 Assets                 $224.3     $ 22.9       $33.8        $12.3
Interest-bearing
 Liabilities             134.2       70.9        31.5          1.4
                      --------------------------------------------
Interest sensitivity
 Gap                    $ 90.1     $(48.0)      $ 2.3        $10.9
                      ============================================

     The Company was in an asset-sensitive position for the cumulative three-month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin
will decline.   At March 31, 2001, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $44.4 million, or 14% of total assets.

     At March 31, 2001, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $656 million, up 128.7% from the $286 million at December 31, 2000. Of the Pipeline, the Company had, as of March 31, 2001, approximately $280.5 million for which the Company had interest rate risk. The remaining $375.5 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be reprice at the current market rate.

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

     The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of March 31, 2001, the Company had in place purchase commitment agreements terminating between April and June of 2001 with respect to an aggregate of approximately $168.8 million to hedge the mortgage pipeline of $280.5 million for which the Bank had an interest rate risk.

     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after September 15, 2000. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. At March 31, 2001, unrealized gains, net of tax, associated with the Company's $168.8 million of mandatory commitments reportable as other comprehensive income under SFAS No. 133 was $54,025.

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

     The Company experienced significant changes in interest rates and mortgage production during 2000 and 1999. The Company achieved record mortgage production with interest rates at historical low levels in the first six months of 1999. The Company recognized an increase in average interest-earning assets and interest-bearing liabilities for the year as a result of the record mortgage production in the first six months. The Federal Reserve Open Market Committee increased interest rates on three occasions in 1999 for a total of 75 basis points. Rates began increasing on a 30-year mortgage in mid-second quarter 1999 resulting in a decline in production. In the fourth quarter of 2000, rates began declining, resulting in an increase in mortgage production. During the first quarter 2001, the Federal Reserve Open Market Committee reduced interest rates on three occasions for a total of 150 basis points. The Company closed $226.9 million of mortgage loans during the first quarter 2000 compared to $672.1 million during the first quarter 2001.

     The Company had interest income of $6.5 million for the three months ended March 31, 2001 compared to $3.3 million three months ended March 31, 2000. The increase in interest income is attributable to the increase in interest-earning assets which is the result of growth in the commercial bank loan portfolio as well as a higher volume of mortgage production. In addition, fee income associated with mortgage loans is included in interest income. Fee income associated with mortgage loans for the first quarter 2001 totaled $1.5 million compared to fee income for the first quarter 2000 of $548,210.

     The Company had interest expense of $3.3 million for the three months ended March 31, 2001 and $1.7 million for the three months ended March 31, 2000. The increase resulted from the growth of the banks deposits as well as a higher level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit; therefore the higher volume in the Northeast and Midwest mortgage operation resulted in a higher average balance of other borrowings. In the first quarters 2001 and 2000, interest expense accounted for 39% and 32% of total expenses, respectively.

     Net interest income for the first quarter 2001 was $3.2 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first quarter 2001 was 5.29%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 4.29%. Net interest income, interest margin and net interest spread for the first quarter 2000 were $1.6 million, 5.21%, and 4.51%, respectively. The increase in net interest income is related to the fee income related to a higher volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold.

     The Company made a provision to the allowance for loan losses of $115,000 in the first quarter 2001. The Company made provisions to the allowance for loan losses in the amount of $95,000 in first quarter 2000. During the first quarter of 2001, the Bank charged-off, net of recoveries, $94,142 of loans to the allowance for loan losses. During the first quarter of 2000, the Bank charged-off, net of recoveries, $12,406 of loans to the allowance for loan losses.

     Other income was $3.3 million in the first quarter 2001 compared to $1.8 million in the first quarter 2000. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first three months of 2001, the Company sold servicing rights with respect to $610.9 million of mortgage loans for a gain of $2.5 million or a spread on the sale of servicing of 0.41%. During the first three months of 2000, the Company sold servicing rights with respect to $172.6 million of mortgage loans for a gain of $887,494 or a spread on the sale of servicing of 0.51%. The increase in the sale of purchased mortgage rights resulted primarily from the increase in mortgage production. The Company currently plans to sell a portion of the servicing rights retained during 2001, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment.

     Other operating expenses increased to $5.2 million in the first quarter
2001 from $3.5 million in the first quarter 2000.   The increase in other
operating expenses was related to the increase in volume of the mortgage operation which included increases in salaries and benefits and third party mortgage outsourcing expense.

     The Company had net income of $804,077 in the first quarter 2001, compared to net loss of $124,376 in the first quarter 2000. Net income was effected primarily by the increase in mortgage production and the reduced gain on the sale of mortgage servicing rights. Income tax (benefits) as a percentage of pretax net income (loss) was 34% and 36% for the first quarter 2001 and 2000, respectively.

Effects of Inflation

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

Item 3) Quantitative and Qualitative Disclosures about Market Risk



     The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to movements in interest rates. Interest rate risk is discussed under "liquidity and Interest Rate Sensitivity" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report, and in the same sections of the Company's 2000 Annual Report to Shareholders (the "Annual Report"), as well as under "Effects of Inflation" in the 2000 Annual Report. Interest rate risk especially affects the Company's mortgage banking operations.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds -  None

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of Shareholders of the Company was held on April 19, 2001 at which time the following matters were brought before and voted upon by the shareholders:

         1) The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

                                                          Withhold
             Name               Term expiring     For     Authority
             ----               -------------  ---------  ---------
             A. James Elliott       2004       1,287,536     300
             John S. Dean, Sr.      2004       1,287,536     300
             Charles B. Wynne       2002       1,287,236     600


         There were no broker non-votes with respect to the election of directors.


         2) The approval of the Crescent Banking Company 2001 Non-Employee Director Stock Option Plan:

             For            Against    Abstained
             ---            -------    ---------
             1,037,071      15,621      8,471

         3) The approval of the Crescent Banking Company 2001 Long-Term Incentive Plan:

             For            Against    Abstained
             ---            -------    ---------
              1,040,310     12,382      8,471

Item 5.  Other Information - None

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


                               CRESCENT BANKING COMPANY
                               ----------------------------
                               (Registrant)



Date:  May 14, 2001            /s/ J. Donald Boggus, Jr.
       -------------           -------------------------------------
                               J. Donald Boggus, Jr.
                               President and Chief Executive Officer

Date:  May 14, 2001            /s/ Bonnie Boling
       ------------            -------------------------------------
                               Bonnie Boling
                               Chief Financial Officer