Form 10-Q
period 2001-06-30
CRESCENT BANKING CO
filed 2001-08-10
CIK 883476

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X        No
                                                    ----          ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1 par value per share, 1,829,791 shares issued and outstanding as of August 9, 2001. 6,668 shares are held as treasury stock.

                            CRESCENT BANKING COMPANY

                                     INDEX



Part I.   Financial Information                                   Page No.

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


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   CRESCENT BANKING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    June 30,           December 31,
                                                                      2001                 2000
                                                                  -------------       -------------
Assets
Cash and due from banks                                           $ 10,101,314        $  5,120,426
Interest bearing deposits in other banks                            11,824,130           1,399,075
Federal fund sold                                                   13,586,000             800,000
Securities available-for-sale                                       11,298,036          12,177,326
Securities held-to-maturity, at cost (fair value of
   $6,345,538 and $2,501,340, respectively)                          6,577,340           2,559,848
Mortgage loans held for sale                                       162,560,415         108,847,638

Loans                                                              104,997,302          92,911,487
Less allowance for loan losses                                      (1,446,133)         (1,350,774)
                                                                  ------------        ------------
  Loans, net                                                       103,551,169          91,560,713

Premises and equipment, net                                          6,197,857           6,263,251
Other real estate owned                                                152,644              21,940
Purchased mortgage servicing rights                                  3,594,008           3,781,355
Cash surrender value of life insurance                               3,548,890           3,444,326
Premium on deposits purchased                                          593,019             630,083
Accounts receivable-brokers and escrow agents                        4,419,540           3,753,749
Other assets                                                         2,684,575           1,729,274
                                                                  ------------        ------------

  Total Assets                                                    $340,688,937        $242,089,004
                                                                  ============        ============



Liabilities
Deposits
    Noninterest-bearing                                           $ 27,562,334        $ 30,194,956
    Interest-bearing                                               169,255,902         131,973,487
                                                                  ------------        ------------
       Total deposits                                              196,818,236         162,168,443

Drafts payable                                                      11,439,478           6,261,741
Accrued interest and other liabilities                               7,550,326           2,911,142
Other borrowings                                                   104,588,913          54,946,856
                                                                  ------------        ------------
     Total liabilities                                             320,396,953         226,288,182


Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
 authorized; 1,828,922 and 1,820,301 issued, respectively            1,828,922           1,820,301
Surplus                                                              9,205,450           9,121,344
Retained earnings                                                    8,607,867           5,772,774
Less cost of 6,668 shares acquired for the treasury                    (36,091)            (36,091)
Accumulated other comprehensive income (loss)                          685,836            (877,506)
                                                                  ------------        ------------
      Total stockholders' equity                                    20,291,984          15,800,822
                                                                  ------------        ------------

      Total liabilities and stockholders' equity                  $340,688,937        $242,089,004
                                                                  ============        ============


See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                             For the three months ended           For the six months ended
                                                                      June 30,                           June 30,
                                                                  2001         2000                   2001        2000
                                                             --------------------------           ------------------------
Interest income
Interest and fees on loans                                     2,804,417     1,834,251             5,351,980   3,354,194
Interest and fees on mortgage loans held for sale              4,328,998     2,022,973             7,914,460   3,465,234
Interest on  securities:
     Taxable                                                     276,808       268,267               567,528     521,622
     Nontaxable                                                    3,838         3,838                 7,676       7,676
Interest on deposits in other banks                               83,356         6,395               147,512      36,855
Interest on Federal funds sold                                    98,736         5,468               139,012      33,189
                                                              ----------    ----------           -----------  ----------
                                                               7,596,153     4,141,192            14,128,168   7,418,770

Interest expense
Interest on deposits                                           2,438,079     1,201,208             4,635,451   2,319,349
interest on other borrowings                                   1,302,022       723,372             2,446,386   1,272,022
                                                              ----------    ----------           -----------  ----------
                                                               3,740,101     1,924,580             7,081,837   3,591,371


Net interest income                                            3,856,052     2,216,612             7,046,331   3,827,399
Provision for loan losses                                        115,000       140,000               230,000     235,000
                                                              ----------    ----------           -----------  ----------
Net interest income after provision for loan losses            3,741,052     2,076,612             6,816,331   3,592,399

Other income
Service charges on deposit accounts                              217,435       101,828               404,389     196,774
Mortgage servicing fee income                                    157,278       282,568               325,324     552,877
Gestation fee income                                              71,521       190,641               263,407     536,237
Gains on sale of mortgage servicing rights                     6,614,895     1,315,185             9,121,335   2,202,679
Other                                                            259,962         5,831               505,391     211,405
                                                              ----------    ----------           -----------  ----------
                                                               7,321,091     1,896,053            10,619,846   3,699,972


Other expenses
Salaries and employee benefits                                 4,876,177     1,915,886             7,822,639   3,654,374
Net occupancy and equipment expense                              252,823       256,627               556,541     495,507
Supplies, postage, and telephone                                 443,239       296,945               814,930     549,450
Advertising                                                      101,883       112,929               197,919     262,123
Insurance expense                                                 54,327        45,877               108,013      87,652
Depreciation and amortization                                    510,398       389,433               931,959     810,245
Legal, professional, outside services                            166,582        (8,143)              466,964     235,377
Director fees                                                     47,775        44,075                91,300      79,400
Mortgage subservicing expense                                     78,548        90,677               130,047     175,468
Other                                                            754,482       568,804             1,316,042     877,561
                                                              ----------    ----------           -----------  ----------
                                                               7,286,234     3,713,110            12,436,354   7,227,157

Income before income taxes                                     3,775,909       259,555             4,999,823      65,214
Applicable income taxes                                        1,462,974        89,321             1,882,811      19,356
                                                              ----------    ----------           -----------  ----------


Net income                                                    $2,312,935    $  170,234           $ 3,117,012  $   45,858
                                                              ----------    ----------           -----------  ----------

Other comprehensive income (loss), net of tax
Unrealized gain on derivatives designated as hedges
     arising during period                                       623,242             -               677,267           -
Unrealized gains (losses) on securities available
      for sale arising during period                              34,459        36,413               886,075     (21,662)
                                                              ----------    ----------           -----------  ----------


Comprehensive income (loss)                                   $2,970,636    $  206,647           $ 4,680,354  $   24,196
                                                              ==========    ==========           ===========  ==========



Basic earnings per common share                               $     1.27    $     0.10           $      1.72  $     0.03

Diluted earnings per common share                             $     1.25    $     0.09           $      1.68  $     0.03

Cash dividends per share of common stock                      $   0.0775    $   0.0750           $    0.1550  $   0.1450


See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                          For the six months ended
                                                                                    June 30,
                                                                           2001                 2000
                                                                     -----------------------------------
Operating Activities
Net Income                                                              3,117,012                45,858
Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Accretion of discount on securities                          (419,345)             (496,004)
            Amortization of deposit intangible                             37,064                37,063
            Amortization of purchased mortgage servicing rights           397,200               330,600
            Provision for loan loss                                       230,000               235,000
            Depreciation                                                  534,759               479,645
            Gains on sales of mortgage servicing rights                (9,121,335)           (2,202,679)
            Increase in stock options outstanding                              --                35,949
            Increase in mortgage loans held for sale                  (53,712,777)           (1,790,385)
            (Increase) decrease in interest receivable                    207,920              (276,890)
            Increase in accounts receivable                              (665,791)             (629,024)
            Increase in drafts payable                                  5,177,737             8,522,800
            Increase (decrease) in interest payable                        27,864              (178,407)
            Decrease in other assets and liabilities, net               3,432,506                52,740
                                                                     ------------          ------------
Net cash provided by (used in) operating  activities                  (50,757,186)            4,166,266



Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks   (10,425,055)              116,837
Acquisition of securities held-to-matuity                              (4,439,536)           (1,467,580)
Proceeds from maturities of securities available-for-sale               2,651,194                    --
Proceeds from maturities of securities held-to-maturity                   543,857                    --
Acquisition of securities available for sale                                   --              (260,500)
Purchase of life insurance policies                                            --            (1,058,607)
Acquisition of purchased mortgage servicing rights                    (13,118,389)           (6,623,831)
Proceeds from sales of purchased mortgage servicing rights             22,029,871             7,187,657
Decrease in Federal funds sold, net                                   (12,786,000)                   --
Net increase in loans                                                 (12,351,160)          (22,748,187)
Purchase of premises and equipment                                       (469,365)             (907,312)
                                                                     ------------          ------------
Net cash used in investing activities                                 (28,364,583)          (25,761,523)

Financing Activities
Net increase in deposits                                               34,649,793            11,959,025
Net increase in other borrowings                                       49,642,057             9,805,704
Proceeds from exercise of stock options                                    92,727               194,583
Dividends paid                                                           (281,920)             (256,213)
                                                                     ------------          ------------
Net cash provided by financing activities                              84,102,657            21,703,099

Net increase (decrease) in cash and cash equivalents                    4,980,888               107,842
Cash and cash equivalents at beginning of year                          5,120,426             5,553,931
                                                                     ------------          ------------

Cash and cash equivalents at end of year                             $ 10,101,314          $  5,661,773
                                                                     ============          ============


Supplemental Disclosure of Cash Flow Information
                         Cash paid during period for interest           7,053,973             3,769,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2001



NOTE 1 --- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2 --- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 3 --- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2001, the Company had purchased loans for which it provides servicing with principal balances totaling $461.9 million.

NOTE 4 --- EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

                                  Six Months Ended June 30, 2001

                                  Net          Weighted-Average
                                  Income       Shares            Per-Share
                                  (Numerator)  (Denominator)     Amount
                                  -----------  ----------------  ---------

Basic EPS                         $3,117,012   1,817,318         $1.72
Effect of Dilutive securities
  Stock options                   -------         33,757

Diluted EPS                       $3,117,012   1,851,075         $1.68

                                  Six Months Ended June 30, 2000

                                  Net          Weighted-Average
                                  Income       Shares            Per-Share
                                  (Numerator)  (Denominator)     Amount
                                  -----------  ----------------  ---------

Basic EPS                         $   45,858   1,774,028         $0.03

Effect of Dilutive securities
  Stock options                   -------         76,808

Diluted EPS                       $   45,858   1,850,836         $0.03



                                  Three Months Ended June 30, 2001

                                  Net          Weighted-Average
                                  Income       Shares            Per Share
                                  (Numerator)  (Denominator)     Amount
                                  -----------  ----------------  ---------

Basic EPS                         $2,312,935   1,819,056         $1.27

Effect of Dilutive securities
  Stock options                   -------         37,546

Diluted EPS                       $2,312,935   1,856,602         $1.25


                                  Three Months Ended June 30, 2000

                                  Net          Weighted-Average
                                  Income       Shares            Per-Share
                                  (Numerator)  (Denominator)     Amount
                                  -----------  ----------------- ---------

Basic EPS                         $170,234     1,782,005         $0.10

Effect of Dilutive securities
  Stock options                   -------         57,878

Diluted EPS                       $170,234     1,839,883         $0.09

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

     On September 30, 1998, the Company completed a two-for-one split of its common stock, par value $1.00 per share (the "Common Stock"), and, on January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT." At the end of December 2000, the Company introduced its Dividend Reinvestment and Stock Purchase Plan (the "Plan"), and, as of June 30, 2001, participation in the Plan exceeded 33% of common shares outstanding. The Plan is designed to promote long-term investment in the Company by providing individuals with a convenient and inexpensive way to invest in the Company's common stock. Under the Plan, shareholders may purchase additional shares by reinvesting their cash dividends, and both shareholders and non-shareholders can purchase shares by making optional cash investments through the Plan.

     The Company's net income for the six months ended June 30, 2001 was $3.1 million compared to net income of $45,858 for the six months ended June 30, 2000. The increase in net income from the first six months of 2000 to the first six months of 2001 was primarily the result of an increase in earnings from the Company's mortgage operation. The mortgage banking operation had net income of $2.9 million for the first six months of 2001 compared to a net loss of $130,390 in the first six months of 2000. The Company's mortgage banking earnings increased as the result of a significant increase in production reflecting declines in interest rates. During the first six months of 2001, the Company sold servicing rights with respect to $1.4 billion of mortgage loans for a gain of $9.1 million or a spread on the sale of servicing of 0.69%. This compares to the first six months of 2000 in which the Company sold servicing rights with respect to $419.1 million of mortgage loans for a gain of $2.2 million or a spread on the sale of servicing of 0.53%. The Bank had earnings of $363,130 for the six months ended June 30, 2001 compared to earnings of $366,456 for the six months ended June 30, 2000. The Bank experienced a reduction in its net interest margin during the first six months as a result of the declining interest rate environment. The Bank's loan portfolio increased approximately 13% during the first six months to total $105 million at June 30, 2001.

Financial Condition
-------------------

     The Company's assets increased 41% during the first six months of 2001 from $242.1 million as of December 31, 2000 to $340.7 million as of June 30, 2001. The increase in total assets in the first six months of 2001 was the result of the $53.8 million or 49% increase in mortgage loans held for sale. The increase in assets corresponded with a $49.7 million, or 90.5%, increase in other borrowings.

     Interest-earning assets (comprised of commercial banking loans, mortgage loans held for sale, investment securities, interest-bearing balances in other banks and temporary investments) totaled $310.8 million, or 91.2%, of total assets at June 30, 2001. This represents a 42% increase from December 31, 2000 when earning assets totaled $218.7 million, or 90.3%, of total assets. The increase in earning assets resulted primarily from the $53.8 million increase of residential mortgage loans held for sale. Average mortgage loans held for sale during the first six months of 2001 of $177.3 million constituted 57.9% of average earning assets and 53.1% of average total assets. Average mortgage loans held for sale during 2000 of $82.9 million constituted 47.7% of average interest-earning assets and 41.6% of average total assets.

   During the first six months of 2001, average commercial banking loans were $98.0 million. Such loans constituted 32.0% of average earning assets and 29.3% of average total assets. For 2000, average commercial banking loans were $75.2 million, or 43.3%, of average earning assets and 37.8% of average total assets. The 30.3% increase in average commercial banking loans was the result of higher loan demand in the Bank's service area as well as the expansion of the Bank's operations in Bartow, Cherokee, and Forsyth Counties, Georgia.

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

     The allowance for loan losses totaled $1,446,133 or 1.38% of total commercial banking loans at June 30, 2001, and $1,350,774, or 1.45%, of total loans at December 31, 2000. The increase in the allowance for loan losses during the first six months of 2001 was primarily the result of the provision for loan loss of $230,000. The increase in the allowance for loan loss corresponds to the 13% increase in the commercial banking loans in the first six months of 2001. The determination of the reserve level rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and historical experience. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management believes that, based solely upon current projections, the allowance at June 30, 2001 was adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not be realized. Thus, there is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

     The Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. Interest on these non-accrual loans is recognized only when received. As of June 30, 2001, the Bank had $257,886 of loans contractually past due more than 90 days, $61,828 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings. As of December 31, 2000, the Bank had $286,393 contractually past due more than 90 days, $21,863 of loans accounted for on a non-accrual basis, and no loans considered to be troubled debt restructurings.

     Non-performing loans are defined as non-accrual and renegotiated loans. Adding real estate acquired by foreclosure and held for sale of $152,644 with non-performing loans results in non-performing assets of $214,472 at June 30, 2001. This compares to non-performing assets of $43,803 at December 31, 2000. The Bank is currently holding the foreclosed properties for sale.

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


                                                                   June 30, 2001             December 31, 2000
                                                                   -------------             -----------------
Non-performing loans (1)                                              $   61,828                   $   21,863
Foreclosed properties                                                    152,644                       21,940
                                                                      ----------                   ----------
Total non-performing assets                                              214,472                       43,803
                                                                      ==========                   ==========

Loans 90 days or more past due on accrual status                      $  257,886                   $  286,393
Potential problem loans (2)                                           $1,705,345                   $2,231,684
Potential problem loans/total loans                                         1.62%                        2.40%
Non-performing assets/total loans
   And foreclosed properties                                                0.20%                        0.05%
Non-performing assets and loans 90 days
   or more past due on accrual status/
   total loans and foreclosed properties                                    0.45%                        0.36%

-----------------------------------------
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

     The Bank invests its excess funds in U.S. Government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $29.7 million at June 30, 2001 compared to $16.3 million at December 31, 2000. Unrealized gains (losses) on securities amounted to $14,282 and ($1.5) million at June 30, 2001 and December 31, 2000, respectively. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to
recover prior to the time of sale.   The Bank had federal funds sold at June 30,
2001 of $13.6 million compared to $800,000 at December 31, 2000. The increase in federal funds sold at June 30, 2001 was the result of the $34.6 million or 21.3% increase in the Bank's deposits.

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

     During the first six months of 2001, the Mortgage Division acquired $1.6 billion of mortgage loans. The Mortgage Division sold in the secondary market $1.4 billion of mortgage loans. At June 30, 2001, $162.6 million of mortgage loans were carried as mortgage loans held for sale on the balance sheet pending sale of such loans. During the first six months of 2000, the Mortgage Division acquired $541.2 million of mortgage loans. The Mortgage Division sold in the secondary market $539.4 million of mortgage loans. At June 30, 2000, $89.1 million of mortgage loans were carried as mortgage loans held for sale on the balance sheet pending sale of such loans.

     At June 30, 2001, $3.6 million of purchased mortgage servicing rights were carried on the balance sheet. At December 31, 2000, the Company carried $3.8 million of purchased mortgage servicing rights on its balance sheet. The Company is amortizing the purchased mortgage servicing rights over an accelerated period. At June 30, 2001, the Company held servicing rights with respect to loans with unpaid principal balances totaling $461.9 million compared to $324.7 at December 31, 2000. During the first six months of 2001, the Company sold servicing rights with respect to $1.4 billion of mortgage loans carried on its balance sheet at costs of $12.9 million for a gain of $9.1 million. During the first two quarters 2000, the Company sold servicing rights with respect to $419.1 million of mortgage loans carried on its balance sheet at costs of $5.0 million for a gain of $2.2 million. The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

     The Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta"), which is priced at the FHLB-Atlanta daily rate plus 25 basis points (4.55% as of June 30, 2001). All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at priced at LIBOR plus 100 basis points (4.86% at June 30, 2001) and UBS, priced at LIBOR plus 150 basis points (5.36% at June 30,
2001).

     The Company had fixed assets, consisting of land, building and improvements, and furniture and equipment of $6.2 million at June 30, 2001 compared to fixed assets of $6.3 million at December 31, 2000. In 1999, the Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. In the first quarter 2000, the Company added the Directors to the supplemental retirement plan, resulting in $3.6 million of cash value of life insurance at June 30, 2001.

     The Bank's deposits totaled $196.8 million and $162.2 million at June 30, 2001 and December 31, 2000, respectively, an increase of 21.3% over such period. Deposits averaged $198.0 million and $125.6 million during the periods ended June 30, 2001 and December 31, 2000, respectively. Interest-bearing deposits represented 86% of total deposits at June 30, 2001 compared to 82% at December 31, 2000. Certificates of deposit composed 76% of total interest-bearing deposits for June 30, 2001 compared to 72% at December 31, 2000. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates and increases in interest rates, generally. There is no assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Capital
-------

     Capital adequacy is measured by risk-based capital guidelines as well as against leverage ratios. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to establish capital requirements. The guidelines currently require a minimum of 8.0% of total capital to risk-adjusted assets. One half of the required capital must consist of Tier 1 Capital, which includes tangible common shareholders' equity and qualifying perpetual preferred stock. The leverage guidelines specify a ratio of Tier 1 Capital to total assets of 3.0% if certain requirements are met, including having the highest regulatory rating, and 4.0% to 5.0% otherwise. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to either of them. The Bank had agreed with the Georgia Department of Banking and Finance (the "Banking Department") to maintain a leverage ratio of 8.0%. At June 30, 2000 the Bank's leverage ratio was 6.64%. To address the leverage ratio shortcoming, the Company and the Bank have begun to consider alternative means of raising capital. One such means of increasing capital is $2.5 million of Trust Preferred Securities from The Bankers Bank in which the Company would reduce its note with The Bankers Bank by $2.5 million. The Company approved the Trust Preferred Securities in the second quarter, however, at June 30, 2001 the transaction was pending.

     At June 30, 2001 the Company's total shareholders' equity was $20.3 million or 5.96% of total assets, compared to $15.8 million or 6.53% of total assets at December 31, 2000. The decrease in shareholders' equity to total asset ratio in first six months of 2001 was the result of a 41% increase in total assets. At June 30, 2001, total capital to risk-adjusted assets was 9.24%, with 8.57% consisting of tangible common shareholders' equity. The Company paid $281,920 of dividends during the first six months 2001 or $.155 per share. A quarterly dividend of $.0775 was declared in July 2001 for payment in August 2001.

     In February 1999, the Company entered into a promissory note (the "Note") with The Bankers Bank for $1.5 million at a rate of "prime" minus 50 basis points (6.25%) for a 10 year term. The Company pledged 100% of the Bank's common stock as collateral for the Note. The Company transferred the $1.5 million to CMS to increase its capital and liquidity. In July 1999, the Company increased the amount of the promissory note to $4.5 million to facilitate the purchase of the Towne Lake branch. The Company was not required to provide additional collateral for the increased borrowings. The Company contributed the additional $3.0 million borrowings to the Bank as capital. The Company made a principal reduction of $450,000 to the promissory note in both August 2000 and 2001.

     During the first six months of 2001, 8,621 shares of Common Stock were issued pursuant to the Dividend Reinvestment and Stock Purchase Plan (the "Plan") for an aggregate of $92,727. On March 11, 1998, the Company completed a stock offering for 270,000 shares of common stock at an issue price of $8.125 per share. The Company effectuated a two for one stock split on September 30, 1998. On January 12, 1999, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "CSNT".

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

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale) totaled $79.4 million and $54.7 million during the periods ending June 30, 2001 and December 31, 2000, representing 40% and 44% of average deposits for those periods, respectively. Average net non-mortgage loans were 50% and 60% of average deposits for during the periods ending June 30, 2001 and December 31, 2000, respectively. Average deposits were 65% and 72% of average interest-earning assets for during the periods ending June 30, 2001 and December 31, 2000, respectively.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates are susceptible to change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and certain interest-bearing demand deposits are much more interest-sensitive than savings deposits. In addition, brokered deposits, institutional deposits placed by independent brokers, are more interest sensitive. The Bank had brokered deposits of $6.5 million and $6.8 million at June 30, 2001 and at December 31, 2000, respectively. The Bank utilizes the brokered deposits to fund its mortgage loans held for sale and manages the use of those funds in relation with the Bank's liquidity position.

     The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 2001.


                                       Interest Rate Sensitivity Gaps
                                            As of June 30, 2001

                                           Amounts Repricing In
                          ----------------------------------------------------
                          0-90 Days    91-365 Days    1-5 Years   Over 5 Years
                          ---------    -----------    ---------   ------------
                                            (Millions of dollars)
Interest-earning
 assets                    $234.4        $ 23.1         $36.5         $16.8
Interest-bearing
 liabilities                165.2          79.0          27.3           2.3
                          ----------------------------------------------------
Interest sensitivity
 gap                       $ 69.2        $(55.9)        $ 9.2         $14.5
                          ====================================================

     The Company was in an asset-sensitive position for the cumulative three-month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At June 30, 2001, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $37 million, or 10.9% of total assets.

     At June 30, 2001, the Company's commitments to purchase mortgage loans (the "Pipeline") totaled approximately $716.3 million, an increase of 126% from the $316.9 million a year earlier. Of the Pipeline, the Company had, as of June 30, 2001, approximately $342.4 million for which the Company had interest rate risk. The remaining $373.9 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of (i) loans under contract to be placed with a private investor through a "best efforts" agreement, whereby the investor purchases the loans from the Company at the contractual loan rate, (ii) loans with floating interest rates which close at the current market rate, and (iii) loans where the original fixed interest rate commitment has expired and will be repriced at the current market rate.

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

     The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of June 30, 2001, the Company had in place purchase commitment agreements terminating between July and September of 2001 with respect to an aggregate of approximately $136.9 million to hedge the mortgage pipeline of $342.4 million for which the Bank had an interest rate risk.

     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after September 15, 2000. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge.
The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. At June 30, 2001, unrealized gains, net of tax, associated with the Company's $168.8 million of mandatory commitments reportable as other comprehensive income under SFAS No. 133 was $851,616.

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

     The Company experienced significant changes in interest rates and mortgage production during 2000 and 1999. The Company achieved record mortgage production with interest rates at historical low levels in the first six months of 1999. The Company recognized an increase in average interest-earning assets and interest-bearing liabilities for the year as a result of the record mortgage production in the first six months. The Federal Reserve Open Market Committee increased interest rates on three occasions in 1999 for a total of 75 basis points. Rates began increasing on a 30-year mortgage in mid-second quarter 1999 resulting in a decline in production. In the fourth quarter of 2000, rates began declining, resulting in an increase in mortgage production. During the first six months 2001, the Federal Reserve Open Market Committee reduced interest rates on six occasions for a total of 275 basis points. The Company closed $1.6 billion of mortgage loans during the first six months of 2000 compared to $541.2 million during the first six months of 2001.

     The Company had interest income of $14.1 million for the six months ended June 30, 2001 compared to $7.4 million six months ended June 30, 2000. The increase in interest income is attributable to the increase in interest-earning assets which is the result of growth in the commercial bank loan portfolio as well as a higher volume of mortgage production. In addition, fee income associated with mortgage loans is included in interest income. Fee income associated with mortgage loans for the first six months of 2001 totaled $3.4 million compared to fee income for the first six months of 2000 of $1.3 million.

     The Company had interest income of $7.6 million for the three months ended June 30, 2001 compared to $4.1 million three months ended June 30, 2000. The increase in interest income is attributable to the higher volume of commercial bank loans partially offset by the lower volume of mortgage loan production and associated fee income.

     The Company had interest expense of $7.1 million for the six months ended June 30, 2001 and $3.6 million for the six months ended June 30, 2000. The increase resulted from the growth of the banks deposits as well as a higher level of other borrowings. All mortgage production through CMS is funded with a warehouse line of credit;

therefore the higher volume in the Northeast and Midwest mortgage operation resulted in a higher average balance of other borrowings. In the first two quarters 2001 and 2000, interest expense accounted for 36% and 32% of total expenses, respectively.

     The Company had interest expense of $3.7 million for the three months ended June 30, 2001 and $1.9 million for the three months ended June 30, 2000. The increase resulted from the growth of the banks deposits as well as a higher level of other borrowings.

     Net interest income for the first six months of 2001 was $7.0 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first six months of 2001 was 4.61%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 4.02%. Net interest income, interest margin and net interest spread for the first six months of 2000 were $3.8 million, 5.70%, and 4.86%, respectively. The increase in net interest income is related to the fee income related to a higher volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold. The decrease in net interest margin and interest spread is indicative of the Company's balance sheet being asset sensitive in the short term during a period when rate were decreasing.

     The Company made a provision to the allowance for loan losses of $230,000 in the first six months of 2001. During the first six months of 2001, the Bank charged-off, net of recoveries, $134,641 of loans to the allowance for loan losses. The Company made provisions to the allowance for loan losses in the amount of $235,000 in first six months of 2000. During the first six months of 2000, the Bank charged-off, net of recoveries, $11,902 of loans to the allowance for loan losses. The Company made a provision to the allowance for loan losses of $115,000 in the second quarter 2001. The Company made provisions to the allowance for loan losses in the amount of $140,000 in second quarter 2000.

     Other income was $10.6 million in the first six months of 2001 compared to $3.7 million in the first six months of 2000. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first six months of 2001, the Company sold servicing rights with respect to $1.4 billion of mortgage loans for a gain of $9.3 million or a spread on the sale of servicing of 0.69%. This compares to the first six months of 2000 in which the Company sold servicing rights with respect to $419.1 million of mortgage loans for a gain of $2.2 million or a spread on the sale of servicing of 0.53%. The increase in the sale of purchased mortgage rights resulted primarily from the increase in mortgage production. The Company currently plans to sell a portion of the servicing rights retained during 2001, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Other income was $7.3 million in the second quarter of 2001 compared to $1.9 million in the second quarter of 2000. The increase in other income during the second quarter was related to the increase of gains on the sale of mortgage servicing rights.

     Other operating expenses increased to $12.4 million in the first six months of 2001 from $7.2 million in the first six months of 2000. The increase in other operating expenses was related to the increase in volume of the mortgage operation which included increases in salaries and benefits and third party mortgage outsourcing expense. Other operating expenses increased to $7.3 million in the second quarter 2001 from $3.7 million in the second quarter 2000.

     The Company had net income of $3.1 million for the six months ending June 30, 2001, compared to net income of $45,828 for the six months ending June 30, 2000. The Company had net income of $2.3 million for the three months ending June 30, 2001, compared to net income of $170,234 for the six months ending June 30, 2000. Net income was favorably effected primarily by the increase in mortgage production and the resulting gain on the sale of mortgage servicing rights. Income tax as a percentage of pretax net income was 38% and 37% for the first six months of 2001 and 2000, respectively.

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


                               CRESCENT BANKING COMPANY
                               ------------------------
                               (Registrant)



Date:     August 9,  2001      /s/ J. Donald Boggus, Jr.
       ---------------------   -------------------------------------
                               J. Donald Boggus, Jr.
                               President and Chief Executive Officer


Date:     August 9,  2001      /s/ Bonnie Boling
       ---------------------   -------------------------------------
                               Bonnie Boling
                               Chief Financial Officer