Form 10-Q
period 2001-09-30
CRESCENT BANKING CO
filed 2001-11-14
CIK 883476

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

                          Commission file No. 0-20251

                            Crescent Banking Company
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Georgia                               58-1968323
--------------------------------------------------------------------------------
        (State of Incorporation)           (I.R.S.Employer Identification No.)


                     251 Highway 515, Jasper, GA          30143
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

                            CRESCENT BANKING COMPANY

                                     INDEX



Part 1.   Financial Information                                     Page No.

Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets                                3

            Consolidated Statements of Operations and
              Comprehensive Income (loss)                              4

            Consolidated Statements of Cash Flows                      5

            Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations          10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk  26



Part II.  Other Information

Item 1.   Legal Proceedings                                           27

Item 2.   Changes in Securities                                       27

Item 3.   Defaults Upon Senior Securities                             27

Item 4.   Submission of Matters to a Vote of Security Holders         27

Item 5.   Other Information                                           27

Item 6.   Exhibits and Reports on Form 8-K                            27

PART I - FINANCIAL INFORMATION



                    CRESCENT BANKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                              September 30,           December 31,
                                                                                                   2001                  2000
                                                                                              -------------         --------------
Assets
Cash and due from banks                                                                        $ 13,465,305          $  5,120,426
Interest bearing deposits in other banks                                                          8,453,478             1,399,075
Federal fund sold                                                                                 4,656,000               800,000
Securities available-for-sale                                                                    10,391,359            12,177,326
Securities held-to-maturity, at cost (fair value of
        $8,873,472 and $2,501,340, respectively)                                                  8,787,049             2,559,848
Mortgage loans held for sale                                                                    143,305,797           108,847,638

Loans                                                                                           111,195,341            92,911,487
Less allowance for loan losses                                                                   (1,525,308)           (1,350,774)
                                                                                               ------------          ------------
     Loans, net                                                                                 109,670,033            91,560,713

Premises and equipment, net                                                                       6,255,702             6,263,251
Other real estate owned                                                                             386,353                21,940
Purchased mortgage servicing rights                                                               2,781,708             3,781,355
Cash surrender value of life insurance                                                            3,591,681             3,444,326
Premium on deposits purchased                                                                       574,487               630,083
Accounts receivable-brokers and escrow agents                                                     8,380,309             3,753,749
Other assets                                                                                      2,002,115             1,729,274
                                                                                               ------------          ------------
     Total Assets                                                                              $322,701,376          $242,089,004
                                                                                               ============          ============



Liabilities
Deposits
          Noninterest-bearing                                                                  $ 36,286,784          $ 30,194,956
          Interest-bearing                                                                      166,056,836           131,973,487
                                                                                               ------------          ------------
                          Total deposits                                                        202,343,620           162,168,443

Drafts payable                                                                                    9,896,297             6,261,741
Accrued interest and other liabilities                                                            7,920,253             2,911,142
Other borrowings                                                                                 82,902,459            54,946,856
                                                                                               ------------          ------------
            Total liabilities                                                                   303,062,629           226,288,182


Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
    authorized;1,840,248 and 1,820,301 issued, respectively                                       1,840,248             1,820,301
Surplus                                                                                           9,321,692             9,121,344
Retained earnings                                                                                 9,786,806             5,772,774
Less cost of 6,668 shares acquired for the treasury                                                 (36,091)              (36,091)
Accumulated other comprehensive income (loss)                                                    (1,273,908)             (877,506)
                                                                                               ------------          ------------
             Total stockholders' equity                                                          19,638,747            15,800,822
                                                                                               ------------          ------------
             Total liabilities and stockholders' equity                                        $322,701,376          $242,089,004
                                                                                               ============          ============


See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                   For the three months ended      For the nine months ended
                                                                         September 30,                   September 30,
                                                                      2001            2000           2001               2000
                                                                   -----------     ----------     -----------       -----------
Interest income
Interest and fees on loans                                           2,726,285      2,267,050       8,078,265         5,621,244
Interest and fees on mortgage loans held for sale                    4,139,066      2,236,841      12,053,526         5,702,075
Interest on securities:
  Taxable                                                              324,068        286,444         891,596           808,066
  Nontaxable                                                             3,838          3,838          11,514            11,514
Interest on deposits in other banks                                     72,299          4,839         219,811            41,694
Interest on Federal funds sold                                          84,785          6,238         223,797            39,427
                                                                   -----------     ----------     -----------       -----------
                                                                     7,350,341      4,805,250      21,478,509        12,224,020

Interest expense
Interest on deposits                                                 2,354,416      1,536,776       6,989,867         3,856,125
Interest on other borrowings                                         1,099,728      1,017,059       3,546,114         2,289,081
                                                                   -----------     ----------     -----------       -----------
                                                                     3,454,144      2,553,835      10,535,981         6,145,206

Net interest income                                                  3,896,197      2,251,415      10,942,528         6,078,814
Provision for loan losses                                              105,000        155,000         335,000           390,000
                                                                   -----------     ----------     -----------       -----------
Net interest income after provision for loan losses                  3,791,197      2,096,415      10,607,528         5,688,814


Other income
Service charges on deposit accounts                                    223,542        140,377         627,931           337,151
Mortgage servicing fee income                                          218,535        297,328         543,859           850,205
Gestation fee income                                                    35,078         19,341         298,485           555,578
Gains on sale of mortgage servicing rights                           4,435,248      1,875,294      13,556,583         4,077,973
Other                                                                  376,117        139,043         881,508           350,448
                                                                   -----------     ----------     -----------       -----------
                                                                     5,288,520      2,471,383      15,908,366         6,171,355


Other expenses
Salaries and employee benefits                                       4,181,896      1,996,277      12,004,535         5,650,651
Net occupancy and equipment expense                                    388,727        319,665         945,268           815,172
Supplies, postage, and telephone                                       386,411        311,099       1,201,341           880,549
Advertising                                                            119,341        130,981         317,260           393,104
Insurance expense                                                       64,627         42,543         172,640           130,195
Depreciation and amortization                                          339,107        452,712       1,271,066         1,262,957
Legal, professional, outside services                                  215,446        154,528         682,410           389,905
Director fees                                                           44,550         44,700         135,850           124,100
Mortgage subservicing expense                                          147,456        101,848         277,503           277,316
Other                                                                1,038,311        443,288       2,354,353         1,320,849
                                                                   -----------     ----------     -----------       -----------
                                                                     6,925,872      3,997,641      19,362,226        11,224,798

Income before income taxes                                           2,153,845        570,157       7,153,668           635,371
Applicable income taxes                                                835,765        206,091       2,718,576           225,447
                                                                   -----------     ----------     -----------       -----------

Net income                                                           1,318,080        364,066       4,435,092           409,924
                                                                   -----------     ----------     -----------       -----------

Other comprehensive income (loss), net of tax
Unrealized loss on derivatives designated as hedges
  arising during period                                             (1,914,159)            --      (1,236,892)               --
Unrealized gains (losses) on securities available
  for sale arising during period                                       (45,585)       138,625         840,490           116,963
                                                                   -----------     ----------     -----------       -----------

Comprehensive income (loss)                                           (641,664)       502,691     $ 4,038,690       $   526,887
                                                                   -----------     ----------     -----------       -----------

Basic earnings per common share                                    $      1.27     $     0.20     $      1.72       $      0.23

Diluted earnings per common share                                  $      1.25     $     0.20     $      1.68       $      0.22

Cash dividends per share of common stock                           $    0.0775     $   0.0750     $    0.2325       $    0.2325




See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                                    For the nine months ended
                                                                                                           September 30,
                                                                                                     2001                 2000
                                                                                                ---------------------------------
Operating Activities
Net Income                                                                                         4,435,092              409,924
Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Accretion of discount on securities                                                     (672,682)            (565,823)
            Amortization of deposit intangible                                                        55,596               55,595
            Amortization of purchased mortgage servicing rights                                      574,100              537,700
            Provision for loan loss                                                                  335,000              390,000
            Depreciation                                                                             696,966              725,257
            Gains on sales of mortgage servicing rights                                          (13,556,583)          (4,077,973)
            Increase in stock options outstanding                                                         --              (38,844)
            (Increase) decrease in mortgage loans held for sale                                  (34,458,159)           9,826,973
            Restricted Stock awards                                                                   71,883               84,783
            Increase in interest receivable                                                         (129,713)            (474,875)
            Increase in accounts receivable                                                       (4,626,560)          (3,626,207)
            Increase in drafts payable                                                             3,634,556            8,633,453
            Increase (decrease) in interest payable                                                   67,259             (111,393)
            Decrease in other assets and liabilities, net                                          2,854,127              220,819
                                                                                                ------------         ------------
Net cash provided by (used in) operating activities                                              (40,719,118)          11,989,389



Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks                               (7,054,403)              40,255
Acquisition of securities held-to-maturity                                                        (7,563,605)          (1,528,085)
Proceeds from maturities of securities available-for-sale                                          4,654,188                   --
Proceeds from maturities of securities held-to-maturity                                              543,857                   --
Acquisition of securities available for sale                                                              --             (736,689)
Purchase of life insurance policies                                                                       --           (1,295,312)
Acquisition of purchased mortgage servicing rights                                               (18,138,431)         (10,292,865)
Proceeds from sales of purchased mortgage
             servicing rights                                                                     32,120,561           14,801,795
Increase in Federal funds sold, net                                                               (3,856,000)          (3,010,000)
Net increase in loans                                                                            (18,808,733)         (35,028,711)
Purchase of premises and equipment                                                                  (689,417)          (1,041,687)
                                                                                                ------------         ------------
Net cash used in investing activities                                                            (18,791,983)         (38,091,299)

Financing Activities
Net increase in deposits                                                                          40,175,177           24,268,876
Net increase in other borrowings                                                                  27,955,603              175,345
Issue of common stock - dividend reinvestment plan                                                   148,412                   --
Proceeds from exercise of stock options                                                                   --              109,800
Dividends paid                                                                                      (423,212)            (394,057)
                                                                                                ------------         ------------
Net cash provided by financing activities                                                         67,855,980           24,159,964

Net increase (decrease) in cash and cash equivalents                                               8,344,879           (1,941,946)
Cash and cash equivalents at beginning of year                                                     5,120,426            5,553,931
                                                                                                ------------         ------------
Cash and cash equivalents at end of year                                                        $ 13,465,305         $  3,611,985
                                                                                                ============         ============


Supplemental Disclosure of Cash Flow Information
                         Cash paid  during period for interest                                    10,468,722            6,256,599


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

NOTE 1 -- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any interim periods.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash flow information: For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 3 -- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 2001, the Company had purchased loans for which it provides servicing with principal balances totaling $434.2 million.

NOTE 4 -- EARNINGS  PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                        Nine Months Ended September 30, 2001

                                          Net      Weighted-Average
                                        Income          Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------  -----------------  ---------
Basic EPS                             $4,435,092          1,825,022       $2.43

Effect of Dilutive securities
 Stock options                                --             38,280

Diluted EPS                           $4,435,092          1,863,302       $2.38

                                        Nine Months Ended September 30, 2000

                                          Net      Weighted-Average
                                        Income          Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------  -----------------  ---------
Basic EPS                               $409,924          1,771,118       $0.23

Effect of Dilutive securities
 Stock options                                --             67,597

Diluted EPS                             $409,924          1,838,717       $0.22


                                        Three Months Ended September 30, 2001

                                          Net      Weighted-Average
                                        Income          Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------  -----------------  ---------
Basic EPS                             $1,318,080      1,831,279           $0.72

Effect of Dilutive securities
 Stock options                                --         53,995

Diluted EPS                           $1,318,080      1,885,274           $0.70


                                        Three Months Ended September 30, 2000

                                          Net      Weighted-Average
                                        Income          Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------  -----------------  ---------
Basic EPS                               $364,066          1,778,634       $0.20

Effect of Dilutive securities
 Stock options                                --             33,359

Diluted EPS                             $364,066          1,811,993       $0.20


NOTE 5 -- SUPPLEMENTAL SEGMENT INFORMATION

     Crescent Banking Company (the "Company") has two reportable segments: commercial banking and mortgages banking. The commercial banking segment provides traditional banking services offered through Crescent Bank & Trust Company (the "Bank"). The mortgage banking segment provides mortgage loan origination and servicing offered through the Bank and Crescent Mortgage Services, Inc. ("CMS").

     The Company evaluates performances based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment revenues and expenses as if the revenue/expenses transactions were to third parties, that is, at current market prices.

     The Company's reportable segments are strategic business units that each offers different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.


                 For the Nine Months Ended September 30, 2001


                                                 Commercial     Mortgage          All
                                                  Banking        Banking         Other         Total
                                                ------------  -------------  -------------  -----------
Interest Income                                 $ 12,104,873  $  9,373,636              -   $21,478,509
Interest Expense                                $  6,989,867  $  3,546,114              -   $10,535,981
                                                ------------  ------------   ------------   -----------
Net Interest income                             $  5,115,006  $  5,827,522              -   $10,942,528

Provision for loan loss                         $    335,000             -              -   $   335,000

Other Revenue from external
 customers                                      $    799,267  $ 15,109,099              -   $15,908,366
Other expenses                                  $  4,640,728  $ 14,360,932   $    360,566   $19,362,266
Segment pre-tax earnings/(loss)                 $    938,545  $  6,575,689   $   (360,566)  $ 7,153,668

Segment assets                                  $159,301,598  $163,399,778                  $322,701,376


                 For the Nine Months Ended September 30, 2000


                                                 Commercial     Mortgage          All
                                                  Banking        Banking         Other         Total
                                                ------------  -------------  -------------  -----------
Interest Income                                 $  8,336,478  $  3,887,542              -   $12,224,020
Interest Expense                                $  3,856,125  $  2,289,081              -   $ 6,145,206
                                                ------------  ------------   ------------   -----------
Net Interest income                             $  4,480,353  $  1,598,461              -   $ 6,078,814
Provision for loan loss                         $    390,000             -              -   $   390,000

Other Revenue from external
 customers                                      $    523,689  $  5,647,666              -   $ 6,171,355
Other expenses                                  $  3,655,007  $  7,256,624   $    313,167   $11,224,798
Segment pre-tax earnings/(loss)                 $    959,035  $    (10,497)  $   (313,167)  $   635,371

Segment assets                                  $117,455,182  $ 88,752,221                  $206,207,403



                 For the three Months Ended September 30, 2001


                                   Commercial   Mortgage      All
                                    Banking     Banking      Other      Total
                                   ----------  ----------  ---------  ----------
Interest Income                    $4,176,197  $3,174,144         -   $7,350,341
Interest Expense                   $2,354,416  $1,099,728         -   $3,454,144
                                   ----------  ----------  --------   ----------
Net Interest income                $1,821,781  $2,074,416         -   $3,896,197
Provision for loan loss            $  105,000           -         -   $  105,000

Other Revenue from external
    customers                      $  273,562  $5,014,958         -   $5,288,520
Other expenses                     $1,637,492  $5,210,044  $ 78,336   $6,925,872

Segment pre-tax earnings/(loss)    $  352,851  $1,879,330  $(78,336)  $2,153,845


                 For the three Months Ended September 30, 2000

                                   Commercial   Mortgage      All
                                    Banking     Banking      Other       Total
                                   ----------  ----------  ---------- ----------
Interest Income                    $3,173,805  $1,631,445          -  $4,805,250
Interest Expense                   $1,536,776  $1,017,059          -  $2,553,835
                                   ----------  ----------  ---------  ----------
Net Interest income                $1,637,029  $  614,386          -  $2,251,415
Provision for loan loss            $  155,000           -          -  $  155,000

Other Revenue from external
    customers                      $  227,460  $2,243,923          -  $2,471,383
Other expenses                     $1,341,513  $2,465,068  $ 191,060  $3,997,641
Segment pre-tax earnings/(loss)    $  367,976  $  393,241  $(191 060) $  570,157

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     For purposes of the following discussion, the words "we," "us" and "our" refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc. The words "Crescent," "Crescent Bank" and "CMS" refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively.

Results of Operations

     General

     A principal source of our revenue comes from net interest income, which is the difference between:

     . income we receive on our interest-earning assets, such as investment securities and loans; and

     .   our interest-bearing sources of funds, such as deposits and borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through Crescent Bank. Changes in our net interest income from period to period result from, among other things:

     . increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

     . increases or decreases in the average rates earned and paid on those assets and liabilities;

     . our ability to manage the interest-earning asset portfolio, which includes loans; and

     . the availability and costs of particular sources of funds, such as non-interest bearing deposits, and our ability to "match" our assets and liabilities.

     Our other principal source of revenue is the fees and income we earn from the origination, holding, servicing and sale of residential first mortgage loans. Revenues from our mortgage banking operations vary significantly due to, among other things:

     . changes in the economy, generally, but particularly changes in interest rates on mortgage loans generally;

     . decreases in interest rates which generally increase our mortgage banking revenues as a result of increased volumes of mortgage loans;

     . increases in interest rates which generally result in lower mortgage banking revenues due to decreased volumes of mortgage loans; and

     . the spread we earn on the sale of mortgage servicing rights which fluctuates with the level of interest rates and anticipated changes in rates.

     We experienced significant changes in interest rates, that caused corresponding significant changes in our mortgage production and revenues, during the first nine months of 2001 and 2000, as described below under "-- Results of Operations--Our Mortgage Banking Business."

     We had total interest income of $21.5 million for the nine months ended September 30, 2001, compared to $12.2 million for the nine months ended September 30, 2000. This 76.2% increase in interest income is attributable to an increase in interest-earning assets, which is the result of growth in our commercial bank loan portfolio, as well as a higher volume of mortgage loan production. In addition, any fee income we received in connection with our mortgage loans is included in interest income. Fee income associated with mortgage loans for the first nine months of 2001 totaled $5.1 million, compared to fee income for the first nine months of 2000 of $2.0 million.

     We had total interest income of $7.4 million for the three months ended September 30, 2001, compared to $4.8 million for the three months ended September 30, 2000. This increase in interest income is attributable to the higher volume of commercial bank loans and is partially offset by the lower volume of mortgage loan production and associated fee income.

     We had total interest expense of $10.5 million for the nine months ended September 30, 2001 and $6.1 million for the nine months ended September 30, 2000. This 72.1% increase resulted from the growth of our deposits as well as a higher level of other borrowings used to support our growth and mortgage banking business, as described under "--Results of Operations--Our Mortgage Banking Business." In the first nine month periods of both 2001 and 2000, interest expense accounted for 35% of total expenses.

     Our total interest expense for the three months ended September 30, 2001 amounted to $3.5 million, compared to $2.6 million for the three months ended September 30, 2000. The increase resulted from the growth of deposits as well as a higher level of other borrowings, principally incurred to support our mortgage banking growth.

     Our net interest income for the first nine months of 2001 was $10.9 million. The key performance measure for net interest income is the "net interest margin," which is equal to net interest income divided by average interest-earning assets. Our net interest margin during the first nine months of 2001 was 4.65%. Interest spread, which represents the difference between our average yields on interest-earning assets and our average rates paid on interest-bearing liabilities, was 4.09%. Net interest income, net interest margin and interest spread for the first nine months of 2000 were $6.1 million, 5.46%, and 4.60%, respectively. The increase in net interest income resulted primarily from the fee income related to a higher volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold. The decrease in net interest margin and interest spread is indicative of our balance sheet being asset sensitive in the short term during a period when rates were decreasing. See "--Quantitative and Qualitative Disclosures About Our Market Risk."

     We made a provision to the allowance for loan losses of $335,000 in the first nine months of 2001. During the first nine months of 2001, Crescent Bank charged-off, net of recoveries, $160,465 of loans to the allowance for loan losses. In the first nine months of 2000, we made provisions to the allowance for loan losses in the amount of $390,000 and Crescent Bank charged-off, net of recoveries, $73,395 of loans to the allowance for loan losses. Our provision to the allowance for loan losses in the third quarter of 2001 was $105,000, while the provision to the allowance for loan losses in the third quarter of 2000 was
$155,000.   Our provision to the allowance for loan losses in the first nine months of 2001 was lower than such provision for the first nine months of 2000 as loan growth was 42.1% in the first nine months of 2000 versus 19.6% in the first nine months of 2001.

     Our other income was $15.9 million in the first nine months of 2001 compared to $6.2 million in the first nine months of 2000. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights we realized in 2001, as described below under "--Results of Operations--Our Mortgage Banking Business." We had $5.3 million in other income in the third quarter of 2001, compared to $2.5 million in the third quarter of 2000. The increase in other income during the third quarter was also related to the increase of gains on the sale of mortgage servicing rights.

     Other operating expenses increased to $19.4 million in the first nine months of 2001 from $11.2 million in the first nine months of 2000. The increase in other operating expenses was related to the increase in volume of our mortgage operation, and as described below under "--Results of Operations--Our Mortgage Banking Business." Other operating expenses increased to $6.9 million in the third quarter of 2001 from $4.0 million in the third quarter 2000 and was also directly related to the increased volume of our mortgage banking business.

     We had net income of $4.4 million for the nine months ending September
30, 2001, compared to net income of $409,924 for the nine months ending September 30, 2000. Our net income was $1.3 million for the three months ending September 30, 2001, compared to net income of $364,066 for the three months ending September 30, 2000. The increases in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage servicing rights. See below under "Results of Operations--Our Mortgage Banking Business." Income tax as a percentage of pretax net income was 38% and 35% for the first nine months of 2001 and 2000, respectively.

     Our Commercial Banking Business

     We had interest income from our commercial banking business of $12.1 million for the nine months ended September 30, 2001 compared to $8.3 million for the nine months ended September 30, 2000. This increase in interest income is attributable to the increase in interest-earning assets resulting from the growth of our commercial bank loan portfolio. We had interest income of $4.2 million for the three months ended September 30, 2001 compared to $3.2 million for the three months ended September 30, 2000. The increase in interest income is again attributable to the higher volume of commercial bank loans.

     Our commercial banking interest expense for the nine months ended
September 30, 2001 was $7.0 million compared to $3.9 million for the nine months ended September 30, 2000. The increase resulted principally from the growth of our deposits. In the first three quarters 2001 and 2000, interest expense accounted for 58% and 49% of our total commercial banking business expenses, respectively. Our interest expense related to the commercial banking business for the three months ended September 30, 2001 amounted to $2.4 million compared to $1.5 million for the three months ended September 30, 2000. This increase was result of a 24.7% increase in our deposits during the first nine months of 2001.

     Our net interest income for the commercial banking segment for the first nine months of 2001 was $5.1 million. The related net interest margin during the first nine months of 2001 was 4.06%, while interest spread was 3.19%. Net interest income, net interest margin and interest spread for commercial banking for the first nine months of 2000 were $4.5 million, 5.35%, and

4.50%, respectively. The increase in net interest income is related to the higher volume of commercial banking loans. The decrease in each of net interest margin and interest spread was due partially to the declining interest rate environment in 2001.

     Our other income related to the commercial banking segment was $799,267 in the first nine months of 2001 compared to $523,689 in the first nine months of 2000. Other commercial banking income was $273,562 in the third quarter of 2001, compared to $227,460 in the third quarter of 2000. The increase in other income for both the three month and nine month periods were primarily due to an increase in fee income from deposit accounts.

     Other operating expenses related to our commercial banking business increased from $3.7 million in the first nine months of 2000 to $4.6 million in the first nine months of 2001. This increase in other operating expenses was caused by an increase in staff and overhead related to Crescent Bank's expansion into Forsyth County, Georgia. For the same reasons, other commercial banking operating expenses increased 23% from $1.3 million in the third quarter of 2000 to $1.6 million in the third quarter of 2001.

     Our commercial banking business had pre-tax net income of $938,545 for the nine months ending September 30, 2001, compared to pre-tax income of $959,035 for the nine months ending September 30, 2000, and pre-tax income of $352,851 million for the three months ending September 30, 2001, compared to pre-tax income of $367,976 for the three months ending September 30, 2000. Pre-tax income has been unfavorably effected primarily by the declining rate environment in 2001, partially offset by the higher volume of commercial banking loans.

     Our Mortgage Banking Business

     We experienced significant changes in mortgage loan production in the first nine months of 2001 that were directly related to changes in interest rates. During the first nine months 2001, the Federal Reserve Open Market Committee reduced interest rates on eight occasions for a total reduction of 375 basis points. We closed $2.3 billion of mortgage loans during the first nine months of 2000 compared to $860.3 million during the first nine months of 2001.

     We had interest income related to our mortgage banking business of $9.4 million for the nine months ended September 30, 2001 compared to $3.9 million in the nine months ended September 30, 2000. This 141% increase in interest income is attributable to the higher volume of mortgage production. In addition, any fee income we received in connection with our mortgage loans is included in interest income. Fee income included in net interest income totaled $5.1 million and $2.0 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

     We had mortgage banking interest income of $3.2 million for the three months ended September 30, 2001 compared to $1.6 million for the three months ended September 30, 2000. The increase in this three month period is again due to a higher volume of mortgage loan production and associated fee income.

     We had mortgage banking interest expense of $3.6 million for the nine months ended September 30, 2001 and $2.3 million for the nine months ended September 30, 2000. The increase resulted from a higher level of our borrowings. All of our mortgage production through CMS is funded with a warehouse line of credit; therefore, the higher volume in the Northeast and Midwest mortgage operations of CMS resulted in a higher average balance of other borrowings. In the first three quarters of 2001 and 2000, mortgage banking interest expense accounted for 20% and 24% of total expenses, respectively.

     Our interest expense related to the mortgage banking segment for the three months ended September 30, 2001 amounted to $1.1 million, compared to $1.0 million for the three months ended September 30, 2000. The increase again resulted from a higher level of our other borrowings.

     Our net interest income from our mortgage banking operations for the first nine months of 2001 was $5.8 million. The net interest margin during the first nine months of 2001 was 4.99%. The interest spread for the same period was 4.51%. Comparatively, interest income, net interest margin and interest spread from mortgage banking for the first nine months of 2000 were $1.6 million, 5.78%, and 4.88%, respectively. The increase in net interest income is related to the fee income from a higher volume of mortgage loans closed. Loan fee income, such as processing fees associated with the purchase of mortgage loans, is included as interest income as the mortgage loans are sold. The decrease in net interest margin and interest spread is the result of the lower interest rate environment in 2001.

     Other income from our mortgage banking business was $15.1 million in the first nine months of 2001 compared to $5.6 million in the first nine months of 2000. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first nine months of 2001, we sold servicing rights with respect to $2.1 billion of mortgage loans for a gain of $13.6 million, or a spread on the sale of servicing of 0.66%. This compares to the first nine months of 2000 in which we sold servicing rights with respect to $913.1 million of mortgage loans for a gain of $4.1 million, or a spread on the sale of servicing of 0.45%. The increase in the sale of purchased mortgage rights resulted primarily from our increased mortgage loan production. We currently plan to sell a portion of the servicing rights retained during 2001, although there can be no assurance as to the volume of the Crescent Bank's loan acquisition or that a premium will be recognized on the sales.

     Other income related to our mortgage banking segment was $5.0 million in the third quarter of 2001 compared to $2.2 million in the third quarter of 2000. This increase in other income during the third quarter was also due to the increased gains on the sale of mortgage servicing rights.

     Origination fee income is generated from our sale of mortgage loans to securities brokers pursuant to a repurchase agreement. Under the agreement, we sell mortgage loans and simultaneously assign the related forward sale commitments to a securities broker. We continue to receive fee income from the securities broker until the loan is delivered into the forward commitment.

     Other mortgage banking business operating expenses increased to $14.4 million in the first nine months of 2001 from $7.3 million in the first nine months of 2000. This increase in other operating expenses was related to the increase in volume of the mortgage operation which required increases in salaries and benefits and third party mortgage outsourcing expense. Other operating expenses from the mortgage business increased to $5.2 million in the third quarter of 2001 from $2.5 million in the third quarter of 2000.

     The mortgage banking segment had pre-tax net income of $6.6 million for the nine months ending September 30, 2001, compared to a pre-tax loss of $10,497 for the nine months ending September 30, 2000, and had pre-tax income of $1.9 million for the three months ending September 30, 2001, compared to a pre-tax income of $393,241 for the three months ending September 30, 2000. The favorable increase in net income was primarily the result of an increase in mortgage production and the resulting gain on the sale of mortgage servicing rights.

Financial Condition

     General

     During the first nine months of 2001, our total assets increased 33% from $242.1 million as of December 31, 2000 to $322.7 million as of September 30, 2001. This increase in total assets in the first nine months of 2001 was primarily the result of a 32% increase in mortgage loans held for resale, or an increase of $34.5 million. Our increase in total assets corresponded with a $28 million, or 51%, increase in other borrowings. At September 30, 2000, we had total assets of $209.6 million.

     Our interest-earning assets are comprised of:

     .   commercial banking loans;

     .   mortgage loans held for sale;

     .   investment securities;

     .   interest-bearing balances in other banks; and

     .   temporary investments.

     At September 30, 2001, interest-earning assets totaled $286.8 million and represented 88.9% of total assets. This represents a 31% increase from December 31, 2000 when earning assets totaled $218.7 million, or 90.3%, of total assets. The increase in earning assets resulted primarily from the $34.5 million increase of residential mortgage loans held for sale. The absolute volume of both our commercial banking loans and our residential mortgage loans held for sale, as well as the volume of each as a percentage of total interest-earning assets, serve as important determinants of our net interest margin. For detail with respect to each of our business segments, see "Financial Conditions--Our Commercial Banking Business" and "Financial Conditions--Our Mortgage Banking Business" below. At September 30, 2000, our interest-earning assets totaled $183.2 million and represented 87.4% of our total assets.

     Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for possible loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under "Financial Conditions--Our Commercial Banking Business." We have no allowance for the portfolio of mortgage loans held for sale.

     At September 30, 2001, our fixed assets, consisting of land, building and improvements, and furniture and equipment, totaled $6.3 million, compared to fixed assets of $6.3 million at December 31, 2000. At September 30, 2000, we had $6.4 million of fixed assets.

     In 1999, Crescent Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At September 30, 2001, the total cash value of the life insurance was $3.6 million.

     Our Commercial Banking Business

     During the first nine months of 2001, our average commercial banking loans were $101 million. These loans constituted 32.1% of our average consolidated earning assets, and 29.3% of our average consolidated total assets. For the nine month period ended September 30, 2000, we had average commercial banking loans of $70.6 million, or 43.7%, of our average consolidated earning assets, and 37.8% of our average consolidated total assets. For the twelve month period ended December 31, 2000, we had average commercial banking loans of $75.2 million, or 43.3%, of our average consolidated earning assets, and 37.8% of our average consolidated total assets. The 34.3% increase in average commercial banking loans experienced by Crescent Bank during the nine month period ending September 30, 2001 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank's operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

     The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We periodically analyze our commercial loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

     .   Crescent Bank's loan loss experience;

     .   the amount of past due and nonperforming loans;

     .   specific known risks;

     .   the status and amount of past due and nonperforming assets;

     .   underlying estimated values of collateral securing loans;

     .   current and anticipated economic conditions; and

     . other factors which management believes affects the allowance for potential credit losses.

An analysis of the credit quality of the commercial loan portfolio and the adequacy of the allowance for loan losses is prepared by Crescent Bank's credit administration area and presented to our Loan Committee on a regular basis. In addition, Crescent Bank has engaged an outside loan review consultant to perform, on a semi-annual basis, an independent review of the quality of the loan portfolio and adequacy of the allowance. The provision for loan losses is a charge to earnings in the current period to enable us to maintain the allowance at a level that we estimate to be adequate.

     Crescent Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Georgia Department of Banking and Finance may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

     While it is Crescent Bank's policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     The allowance for loan losses totaled $1.5 million, or 1.37% of total commercial banking loans, at September 30, 2001, $1.2 million, or 1.33% of total commercial banking loans, at September 30, 2000, and $1.4 million, or 1.45% of total loans, at December 31, 2000. The increase in the allowance for loan losses during the first nine months of 2001 was primarily the result of the provision for loan loss of $335,000. The increase in the allowance for loan losses corresponds to the 20% increase we experienced in commercial banking loans in the first nine months of 2001. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at September 30, 2001 was adequate at that time to cover anticipated risk of losses in our commercial loan portfolio; however, our judgment is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be realized. There is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. As a result of a weaker economy generally, and the slowdown in the economy and uncertainties created by the September 11, 2001 terrorist attacks and the war against terrorism, additions to the allowances and charge-offs may become necessary.

     Crescent Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive the interest. As of September 30, 2001, Crescent Bank had $370,708 of commercial loans contractually past due more than 90 days, $30,801 of commercial loans accounted for on a non-accrual basis, and no commercial loans considered to be troubled debt restructurings. As of September 30, 2000 and December 31, 2000, Crescent Bank had $549,113 and $286,393 of commercial loans contractually past due more than 90 days, respectively, $16,884 and $21,863 of commercial loans accounted for on a non-accrual basis, respectively, and no commercial loans considered to be troubled debt restructurings.

     We define non-performing commercial loans as non-accrual and renegotiated commercial loans. Our non-performing commercial loans at September 30, 2001 amounted to $30,801 compared to $16,884 at September 30, 2000 and $21,863 at December 31, 2000. If we add real estate acquired by foreclosure and held for sale of $386,353 to our non-performing commercial loans, it results in total non-performing commercial assets of $417,154 at September 30, 2001. This compares to total non-performing commercial assets of $38,824 at September 30, 2000 and $43,803 at December 31, 2000. Crescent Bank is currently holding the foreclosed properties for sale.

     The chart below represents Crescent Bank's commercial assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial loans and foreclosed properties related to the commercial loans. Potential problem loans represent commercial loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms.

                                           September 30,      September 30,       December 31,
                                               2001               2000               2000
                                           -------------      -------------       ------------
Non-performing commercial loans (1)         $   30,801         $   16,884         $   21,863
Foreclosed properties related to
 commercial loans                              386,353             21,940             21,940
                                            ----------         ----------         ----------
Total non-performing commercial
 assets                                        417,154             38,824             43,803
                                            ==========         ==========         ==========

Commercial loans 90 days or more
 past due on accrual status                 $  370,708         $  549,113         $  286,393

Potential problem commercial loans (2)      $1,570,059         $1,428,930         $2,231,684


Potential problem commercial
 loans/total commercial loans                     1.41%              1.60%              2.40%


Non-performing commercial
 assets/total commercial loans and
 foreclosed properties                            0.37%              0.04%              0.05%


Non-performing commercial assets
 and commercial loans 90 days or
 more past due on accrual
 status/total commercial loans and
 foreclosed properties                            0.71%              0.66%              0.36%




--------------
(1)  Defined as non-accrual commercial loans and renegotiated commercial loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

     Crescent Bank invests in U.S. Government and government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $27.6 million at September 30, 2001, compared to $14.9 million at September 30, 2000 and $16.1 million at December 31, 2000. Unrealized gains/(losses) on securities amounted to $24,729 at September 30, 2001, and ($1.3) million and ($1.5) million at September 30, 2000 and December 31, 2000, respectively. We have not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. At September 30, 2001, Crescent Bank had federal funds sold of $4.7 million, compared to $3.0 million at September 30, 2000 and $800,000 at December 31, 2000. The increase in federal funds sold at September 30, 2001 was the result of the $40.1 million, or 24.7%. increase in Crescent Bank's deposits since December 31, 2000.

     Crescent Bank's commercial deposits totaled $202.3 million, $134.6 million and $162.2 million at September 30, 2001, September 30, 2000 and December 31, 2000, respectively, representing an increase of 24.7% over the nine month period ended September 30, 2001. Commercial deposits averaged $194.0 million during the nine month period ended September 30,

2001, $116.8 million during the nine month period ended September 30, 2000 and $125.6 million during the twelve month period ended December 31, 2000. Interest-bearing deposits represented 82% of total deposits at September 30, 2001, compared to 85% at September 30, 2000 and 82% at December 31, 2000. Certificates of deposit comprised 74% of total interest-bearing deposits for September 30, 2001, compared to 71% at September 30, 2000 and 72% at December 31, 2000. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates and increases in interest rates, generally. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had brokered deposits of $1.1 million, $6.5 million and $6.7 million as of September 30, 2001, September 30, 2000 and December 31, 2000, respectively.

     Our Mortgage Banking Business

     During the first nine months of 2001, average mortgage loans held for sale amounted to $184.2 million and constituted 58.5% of average earning assets, consolidated, and 53.5% of average total assets, consolidated. Average mortgage loans held for sale during the first nine months of 2000 of $75.3 million constituted 47.6% of average consolidated interest-earning assets and 40.3% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2000 of $82.9 million constituted 47.7% of average consolidated interest-earning assets and 41.6% of average consolidated total assets. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

     Crescent Bank and CMS do not maintain a reserve with respect to mortgage loans held for sale due to the anticipated low risk associated with the loans during each of Crescent Bank's and CMS' expected short holding period and the firm commitment takeouts from third parties for such production. We do have default and foreclosure risk during the short-term holding period of the mortgages held for sale, which is inherent to the residential mortgage industry. We are at risk for mortgage loan defaults from the time we fund a loan until the time that loan is sold or securitized into a mortgage-backed security, which is generally 15 days after funding. When we sell a loan, we typically make representations and warranties to the purchasers and insurers that we have properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. We rely on our underwriting department to ensure compliance with individual investor standards prior to the sale of loans, and we rely on our quality control department to randomly test loans that we have sold. Purchasers of our loans typically conduct their own review of the loans, and we may be liable for unpaid principal and interest on defaulted loans if we have breached our representations and warranties. In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan. At September 30, 2001, we had $2.1 million of mortgage loans for which we indemnified the purchaser. Of the $2.1 million of mortgage loans for which we had indemnified the purchaser, 24.9% of the loans were past due 90 days or more. We have not incurred losses historically as a result of this risk and therefore do not maintain a reserve for this purpose.

     Our mortgage banking segment acquires residential mortgage loans from small retail-oriented originators through CMS and the mortgage division of Crescent Bank. Crescent Bank acquires conventional loans in the Southeast United States while CMS acquires conventional loans in the Northeast, Midatlantic and Midwest United States and FHA/VA loans in the Southeast United States.

  Crescent Bank acquires residential mortgage loans from approximately 503 small retail-oriented originators in the Southeast United States through various funding sources, including

Crescent Bank's regular funding sources, a $36 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million repurchase agreement with UBS/Paine Webber. CMS acquires residential mortgage loans from approximately 581 small retail-oriented originators in the Southeast, Northeast, Midatlantic and Midwest United States through various funding sources, including a $75 million line of credit from UBS/Paine Webber, a $35 million line of credit from Colonial Bank, and a $75 million repurchase agreement from UBS/Paine Webber. Under the repurchase agreements, we sell our mortgage loans and simultaneously assign the related forward sale commitments to UBS/Paine Webber. The majority of our mortgage loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to 30 days. We purchase loans that we believe will meet secondary market criteria, such as loans providing for amount limitations and loan-to-value ratios that would qualify for resales to Freddie Mac, Fannie Mae and Ginnie Mae. To the extent that we retain the servicing rights on the mortgage loans that we resell, we collect annual servicing fees while the loan is outstanding. We sell a portion of our retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of our mortgage banking business and its contribution to net income. We currently pay a third party subcontractor to perform servicing functions with respect to loans we sell, but where we retain the servicing.

     During the first nine months of 2001, we acquired $2.3 billion of mortgage loans, and $2.2 billion of mortgage loans were sold in the secondary market. At September 30, 2001, we carried $143.3 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans. During the first nine months of 2000, we acquired $860.3 million of mortgage loans while we sold in the secondary market $870.1 million of mortgage loans. At September 30, 2000, we carried $77.5 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans.

     At September 30, 2001, we carried $2.8 million of purchased mortgage servicing rights on our balance sheet, compared to $3.2 million at September 30, 2000 and $3.8 million at December 31, 2000. We are amortizing the purchased mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $434.2 million at September 30, 2001, $309.1 million at September 30, 2000 and $324.7 million at December 31, 2000. During the first nine months of 2001, we sold servicing rights with respect to $2.1 billion of mortgage loans carried on our balance sheet at costs of $18.8 million for a gain of $13.6 million. During the first three quarters of 2000, we sold servicing rights with respect to $913.1 million of mortgage loans carried on our balance sheet at a cost of $11.1 million, for a gain of $4.1 million. At December 31, 2000, we held servicing rights with respect to loans with unpaid principal balances totaling $342.7 million.

     The market value of our servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes and anticipated changes in interest rates, generally, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. We cannot provide assurance that we will continue to experience a market value of our servicing portfolio in excess of the cost to acquire the servicing rights, nor can we provide assurance as to the expected life of our servicing portfolio, or as to the timing or amount of any sales of our retained servicing rights.

     Crescent Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta, which is priced at the Federal Home Loan Bank of Atlanta daily rate plus 25 basis points. At September 30, 2001, this rate was 3.55%. All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at one-month LIBOR plus 100 basis points with a floor of 250 basis points and UBS/Paine Webber, priced at one-month LIBOR plus 150 basis points. At September 30, 2001, these rates were 4.54% and 4.67%, respectively.

Capital and Liquidity

     Our capital adequacy is measured by risk-based and leverage capital guidelines. Developed by regulatory authorities to establish capital requirements, the risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders' equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio," calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised Crescent Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. Crescent Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%.

     At September 30, 2001, Crescent Bank's leverage ratio was 6.54%. To address the leverage ratio shortcoming, we have enhanced our dividend reinvestment plan and obtained a 30% participation rate, and are making offerings of alternative means of raising capital. On November 9, 2001, we completed a $3.5 million offering and sale of trust preferred securities. We will contribute approximately $2.4 million of the net proceeds from this offering to Crescent Bank. In addition, on October 26, 2001, we filed with the Securities and Exchange Commission a registration statement on Form S-2 to register up to $7.5 million of our common stock, which, upon the effectiveness of the registration statement, we presently intend to offer and sell through a non-underwritten public offering.

     At September 30, 2001, our total consolidated shareholders' equity was $19.6 million, or 6.07% of total consolidated assets, compared to $15.1 million, or 7.23% of total consolidated assets at September 30, 2000, and $15.8 million, or 6.53% of total consolidated assets, at December 31, 2000. The decrease in shareholders' equity to total asset ratio in the first nine months of 2001 was the result of a 33% increase in total consolidated assets.

     At September 30, 2001, our ratio of total consolidated capital to risk-adjusted assets was 10.29%, 9.57% of which consisted of tangible common shareholders' equity. We paid $423,212, or $.2325 per share, of dividends to our shareholders during the first nine months of 2001. A quarterly dividend of $.0775 was declared in October 2001 and was paid on November 12, 2001. As of September 30, 2000, our ratio of total consolidated capital to risk-adjusted assets was 9.64%, 8.95% of which consisted of tangible common shareholders' equity, and, as of December 31, 2000, total consolidated capital to risk-adjusted assets was 10.35%, 9.54% of which consisted of tangible common shareholders' equity.

     In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. Our borrowing under this new line of credit will accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, minus 0.50%. Under the terms of the line of credit, we are required to pay 12 months of interest only, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. We presently expect to use a portion of the net proceeds of our common stock offering to fully repay this line of credit.

     Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the Federal Home Loan Bank and other lenders.

     Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $94.3 million, $45.8 million and $54.7 million during the nine month period ending September 30, 2001, the nine month period ending September 30, 2000, and the twelve month period ending December 31, 2000, representing 49%, 39% and 44% of average deposits for those periods, respectively. Average net non-mortgage loans were 52%, 61% and 60% of average deposits during the nine month periods ending September 30, 2001 and September 30, 2000, and the twelve month period ending December 31, 2000, respectively. Average deposits were 62%, 72% and 72% of average interest-earning assets during the nine month periods ending September 30, 2001 and September 30, 2000, and the twelve month period ended December 31, 2000, respectively.

     Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. In addition to the borrowing sources related to the mortgage operations, Crescent Bank also maintains federal funds lines of credit totaling $6.1 million. Crescent Bank's liquidity position has also been enhanced by the operations of their mortgage division due to the investment of funds in short-term assets in the form of mortgages held for sale. Once funded, mortgages will generally be held by Crescent Bank for a period of 10 to 30 days. We believe Crescent Bank's liquidity sources are adequate to meet its operating needs. Similarly, CMS' liquidity is adequate for its operations due to its investment in the short-term mortgage loans it holds for resale.

Quantitative and Qualitative Disclosures about Our Market Risk

     Market risk is the risk of loss arising from adverse changes in fair value of financial instruments due to a change in economic conditions, interest rates, regulations and laws. We are inherently affected by different market risks. Our primary risk is interest rate risk. We do not conduct foreign exchange transactions or trading activities which would produce price risk.

     Interest Rate Risk

     Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of our equity. Changes in interest rates affects our volume of mortgage production, value and retention of mortgage servicing rights and value and effectiveness of mortgage interest rate hedges.

     We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the first year. The following table shows our rate sensitive position at September 30, 2001. Approximately 79.8% of earning assets and 92.9% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year time period, was $2.5 million, or 0.8% of total assets.

                                          Interest Rate Sensitivity Gaps as of September 30, 2001
                                                           Amounts Repricing In:
                                     0-90 Days        91-365 Days         1-5 Years       Over 5 Years
                                                           (dollars in millions)
Interest-earning assets                $202.3             $ 26.6            $39.1              $18.8
Interest-bearing                        152.4               79.0             16.2                1.4
 liabilities                           ------             ------            -----              -----
Interest sensitivity gap               $ 49.9             $(52.4)           $22.9              $17.4


     We were in an asset-sensitive position for the cumulative three-month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At September 30, 2001, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

     We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At September 30, 2001, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $766.0 million. Of the mortgage pipeline, we had, as of September 30, 2001, approximately $425.1 million for which we had interest rate risk. The remaining $340.9 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of:

     . loans under contract to be placed with a private investor through a best efforts agreement, where the investor purchases the loans from us at the contractual loan rate;

     . loans with floating interest rates which close at the current market rate; and

     . loans where the original fixed interest rate commitment has expired and which will be repriced at the current market rate.

     Our mortgage division has adopted a policy intended to reduce interest rate risk incurred as a result of market movements that occur between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by us through pairing off the commitment by purchasing loans through the secondary market. In some circumstances, we seek best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans we purchase through the secondary market. We consider the cost of the hedge to be part of the cost of our servicing rights, and therefore the hedge is accounted for as part of the cost of our servicing portfolio. As a result, any gain or loss on the hedge reduces or increases, as appropriate, the cost basis of the servicing portfolio.

     In September 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we adopted effective January 1, 2001. SFAS No. 133 requires us to recognize all derivatives as assets or liabilities in our balance sheet at fair value. For derivatives that are not designated as hedges, we must recognize the gain or loss in earnings in the period of change. For derivatives that are designated as hedges, we must recognize changes in the fair value of the hedged assets, liabilities, or firm commitments in earnings or in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. We must also immediately recognize the ineffective portion of a derivative's change in fair value. At December 31, 2000, unrealized losses, net of tax, associated with our $69 million of mandatory commitments that would be reported as a reduction of other comprehensive income under SFAS No. 133, was approximately $95,000. For the nine month period ended September 30, 2001, we experienced unrealized losses, net of tax, associated with our $233 million of mandatory commitments that would be reported as a loss of other comprehensive income under SFAS No. 133, of approximately $1.2 million, representing an approximately $.69 decrease in book value per share for that period.

     In hedging our mortgage pipeline, we must use a best estimation of the percentage of the pipeline that will not close, which we refer to as the "fallout." Fallout is caused by, among other things, the borrowers' failures to qualify for the loan, construction delays, inadequate appraisal values and changes in interest rates which are substantial enough for the borrower to seek another financing source. An increasing interest rate environment provides greater motivation for the consumer to lock rates and close loans. Conversely, in a decreasing interest rate environment, the consumer has a tendency to delay locking rates and closing loans in order to obtain the lowest rate. As a result, an increasing interest rate environment generally results in our fallout ratio to be less than in an average market. In a decreasing rate environment, our fallout ratio tends to be greater than in an average market. If our fallout ratio is greater than anticipated, we will have more mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must purchase the loans to meet the mandatory commitment on the secondary market and therefore will have interest rate risk in these loans. If our fallout ratio is less than anticipated, we will have fewer mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must sell the loans on the secondary market without a mandatory commitment and therefore will have interest rate risk in these loans.

     Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate the fallout. While we may use other hedging techniques other than mandatory and optional delivery, our mortgage division's secondary marketing policy does not allow speculation. As of September 30, 2001, we had purchase commitment agreements in place, terminating between October and December of 2001, with respect to an aggregate of approximately $233.0 million to hedge our mortgage pipeline of $425.1 million for which we had an interest rate risk, compared to $87.9 million and $124.5 million, respectively, one year earlier.

     We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the shock test. The shock test projects the effect of an interest rate increase and decrease for 100 and 200 basis points movements. The test projects the effect on our rate sensitive assets and liabilities, mortgage pipeline, purchased mortgage servicing rights and mortgage production.

     We continually try to manage our interest rate sensitivity gap.
Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy.

Effects of Inflation

     Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and the Federal Reserve increased the interest rate three times in 1999 for a total of 75 basis points in an attempt to control inflation. However, the Federal Reserve also has reduced interest rates on eight occasions for a total of 375 basis points in the first nine months of 2001.

     In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our shareholders' equity. With respect to our mortgage banking business, mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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

                         PART II -- OTHER INFORMATION

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

                                         CRESCENT BANKING COMPANY
                                         ------------------------
                                         (Registrant)




Date: November 14, 2001                  /s/ J. Donald Boggus, Jr.
      -----------------                  -------------------------
                                         J. Donald Boggus, Jr.
                                         President and Chief Executive Officer

Date: November 14, 2001                  /s/ Bonnie Boling
      -----------------                  -----------------
                                         Bonnie Boling
                                         Chief Financial Officer