Form 10-K/A
period 2001-12-31
CRESCENT BANKING CO
filed 2002-04-23
CIK 883476

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   ____________
                                    FORM 10-K/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE


     Certain portions of Crescent Banking Company's 2001 Annual Report to Shareholders for the year ended December 31, 2001 (the "Annual Report") are incorporated by reference into this Form 10-K/A. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

     Certain portions of Crescent Banking Company's definitive Proxy Statement and related Proxy Supplement for its 2002 Annual Meeting of Shareholders (collectively, the "Proxy Statement") filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K/A. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

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

     As of December 31, 2001, the Company had Tier 1 Capital and total capital of approximately 8.46% and 8.98% of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 8.58% and 9.37% of risk-weighted assets. As of December 31, 2001, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 6.72% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 7.15%.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information regarding the Company's directors and executive officers required by this Item 10 is contained in the Company's definitive Proxy Statement and related Proxy Supplement for its 2002 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Exchange Act (collectively, the "Proxy Statement"), under the captions "Proposal One--General," "--Election of Directors," "--Information Relating to Directors, Executive Officers and Nominees," "Additional Information--Compensation of Directors and Attendance at Meetings," "--Committees of the Board of Directors," "--Ownership of Common Stock by Certain Beneficial Owners and Management," "--Compensation of Executive Officers and Directors" and "--Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company's Board of Directors. The term "executive officer," as used herein, means any officer who has major policy-making functions with respect to the Company, the Bank and/or CMS.

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

    10.16 Compensation Agreement, dated as of April 30, 1998, by and between Crescent Bank and Michael P. Leddy.

     11.1      Statement Regarding Computation of Per Share Earnings.*



     13.1 Crescent Banking Company 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001. With the exception of information expressly incorporated herein, the 2000 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K/A.


     21.1      Subsidiaries of Crescent Banking Company.*


     23.1      Consent of Mauldin & Jenkins LLC.


     99.1 Crescent Banking Company Proxy Statement for the 2002 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Statement for the 2002 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K/A.*


     99.2 Proxy Supplement to Crescent Banking Company Proxy Statement for the 2002 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Supplement is not deemed filed as part of this Annual Report on Form 10-K/A.


     _______________
     * Previously filed


          (b)  Reports on Form 8-K.
               -------------------

          During the last quarter of the period covered by this Form 10-K/A, the Company filed the following Current Reports on Form 8-K:


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

                           CRESCENT BANKING COMPANY

                           By:  /s/ J. Donald Boggus, Jr.
                                ------------------------------------------------
                                 J. Donald Boggus, Jr.
                                 President and Chief Executive Officer


                           Date: April 18, 2002
                                ------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


    Signature                               Title                     Date
--------------------------- ----------------------------------- ----------------
/s/ J. Donald Boggus, Jr.   President, Chief Executive Officer    April 18, 2002
---------------------------
J. Donald Boggus, Jr.       and Director
                            (Principal Executive Officer)

/s/ Bonnie B. Boling        Chief Financial Officer               April 18, 2002
---------------------------
Bonnie B. Boling            (Principal Financial and
                            Accounting Officer)

/s/ A. James Elliott        Chairman of the Board of Directors    April 18, 2002
---------------------------
A. James Elliott

/s/ John S. Dean, Jr.       Director                              April 18, 2002
---------------------------
John S. Dean, Jr.

/s/ Charles Gehrmann        Director                              April 18, 2002
---------------------------
Charles Gehrmann

/s/ Michael W. Lowe         Director                              April 18, 2002
---------------------------
Michael W. Lowe

/s/ Charles B. Wynne        Director                              April 18, 2002
---------------------------
Charles B. Wynne

                                  EXHIBIT INDEX

 Exhibit
               -----------------------------------------------------------------
 Number                                 Description
----------     -----------------------------------------------------------------



   10.16 Compensation Agreement, dated as of April 30, 1998, by and between Crescent Bank and Michael P. Leddy.



   13.1 Crescent Banking Company 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001. With the exception of information expressly incorporated herein, the 2000 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K/A.


   23.1        Consent of Mauldin & Jenkins LLC.




   99.2 Proxy Supplement to Crescent Banking Company Proxy Statement for the 2002 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Supplement for the 2002 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K/A.