Form 10-K/A
period 2000-12-31
CRESCENT BANKING CO
filed 2002-04-24
CIK 883476

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 _____________

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

                         Commission file number 0-20251
                                                -------

                            CRESCENT BANKING COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                 Georgia                                      58-1968323
                 -------                                      ----------
      (State or Other Jurisdiction                         (I.R.S. Employer
    of Incorporation or Organization)                     Identification No.)

    251 Highway 515, Jasper, Georgia                             30143
    --------------------------------                             -----
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's telephone number, including area code          (706) 692-2424
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class            Name of Each Exchange on Which Registered
-------------------            -----------------------------------------
____________________           _________________________________________

____________________           _________________________________________


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Crescent Banking Company's 2000 Annual Report to Shareholders for the year ended December 31, 2000 (the "Annual Report") are incorporated by reference into this Form 10-K/A. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

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

         The Federal Reserve has adopted changes to its risk-based and leverage ratio requirements applicable to bank holding companies and state-chartered member banks that require that all intangibles, including core deposit intangibles, mortgage servicing rights ("PMSR's") and purchased credit card relationships ("PCCR's") be deducted from Tier 1 Capital. The changes, however, grandfather identifiable assets (other than PMSR's and PCCR's) acquired on or before February 19, 1992, and permit the inclusion of readily marketable PMSR's and PCCR's to be included in Tier 1 Capital only up to the lesser of (i) 90% of their fair market value, and (ii) 100% of the remaining unamortized book value of such assets. The FDIC has adopted substantially similar regulations.

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

     The table which follows sets forth certain capital information of the Company and Bank as of December 31, 2000:

                                Capital Adequacy
                             (Dollars in thousands)


                                                                     Company                               Bank
                                                                     -------                               ----
                                                             Amount           Percentage          Amount         Percentage
                                                             ------           ----------          ------         ----------
Leverage Ratio:
      Actual                                                 $15,935             6.80%            $13,369           7.75%
      Minimum Required(1)                                      9,380             4.00%             13,798           8.00% (2)

Risk-Based Capital:
Tier 1 Capital
      Actual                                                  15,935             9.54%             13,369           9.93%
      Minimum Required                                         6,680             4.00%              5,385           4.00%

Total Capital:
      Actual                                                  17,286            10.35%             14,720          10.94%
      Minimum Required                                        13,359             8.00%             10,769           8.00%

___________
(1) Represents the highest minimum requirement. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio

(2)  Results from an agreement with the Georgia Department.

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

         The FDIC's Board of Directors continued the 1998 BIF and Savings Association Insurance Fund ("SAIF") assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2001. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the Financing Corporation ("FICO") to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF- assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. The FICO assessments are set quarterly and ranged from 2.12 basis points for BIF and SAIF in the first quarter of 2000, to 2.02 basis points in the last quarter of 2000. The assessment rates are 1.96 basis points for BIF, and SAIF-assessable deposits for the first quarter of 2001.

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

                                                   Sales Price per share of the
                                                      Company's Common Stock
                                                      ----------------------
              Period                                  High              Low
              ------                                  ----              ---
      2000

         Fourth Quarter                              $10.00            $9.375

         Third Quarter                               $12.00            $8.625

         Second Quarter                              $13.75            $10.00

         First Quarter                               $14.75            $11.75

      1999

         Fourth Quarter                              $18.00            $12.25

         Third Quarter                               $21.25            $17.75

         Second Quarter                              $23.00            $18.00

         First Quarter*                              $22.00            $13.00

___________

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

     The following table sets forth, for the Company's last two fiscal years, the dividends per share declared and paid by the Company:

                                                        Dividend Per
                      Period                                Share
                      ------                                -----
             2000
                 Fourth Quarter                            $.0775
                 Third Quarter                             $.0775
                 Second Quarter                            $.0750
                 First Quarter                             $.0700

             1999
                 Fourth Quarter                            $.0650
                 Third Quarter                             $.0600
                 Second Quarter                            $.0550
                 First Quarter                             $.0500

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

                         Interest Rate Sensitivity Gaps
                             As of December 31, 2000

                                                                       Amounts Repricing In
                                                                       --------------------
                                                   0-90 Days     91-365 Days       1-5 Years     Over 5 Years
                                                   ---------     -----------       ---------     ------------
                                                                    (Millions of dollars)
Interest-earning assets                              $151.3           $19.7           $35.5            $12.2
Interest-bearing liabilities                           98.6            59.8            27.2              1.3
                                                 -------------------------------------------------------------
Interest sensitivity gap                              $52.7         $ (40.1)           $8.3            $10.9
                                                 =============================================================

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

     The Mortgage Division has adopted a policy intended to reduce interest rate risk incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by the Company, through "pairing off" the commitment, or purchasing loans through the secondary market. Under certain condition the Company seeks best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans purchased by the Company through the secondary market. The Company also covers mortgage loans held for sale either by a mandatory sale of such loans or by the purchase of an option to deliver the loans to the secondary market.

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

     The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of December 31, 2000, the Company had in place purchase commitment agreements terminating between January and March of 2001 with respect to an aggregate of approximately $69 million to hedge the mortgage pipeline of $121 million for which the Company had an interest rate risk, compared to $44 million and $62 million, respectively, one year earlier. Additionally, at December 31, 2000, the Company had purchase commitments of $52.5 million to hedge the mortgage loans held for sale of $108.8, compared to $45.8 million and $87.2 million, respectively, at December 31, 1999.

     The Company uses additional tools to monitor and manage interest rate sensitivity. One such tool is the shock test. The shock test projects the effect of an interest rate increase and decrease for 100 and 200 basis points movements. The test projects the effect on the Company's rate sensitive assets and liabilities, mortgage pipeline, mortgage servicing rights and mortgage production. The following table demonstrates the expected effect of the given interest rate shift.

Change in interest rates (in basis points)                         - 200          -100             +100             +200
-------------------------------------------------------------------------------------------------------------------------------
Net income effect                                                $460,227       $916,035        $(916,568)      $(2,051,827)
-------------------------------------------------------------------------------------------------------------------------------
Net income effect as % of Capital                                  2.91%          5.80%            5.80%           12.99%
-------------------------------------------------------------------------------------------------------------------------------

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

    21.1         Subsidiaries of Crescent Banking Company.*

    23.1         Consent of Mauldin & Jenkins LLC.

    99.1 Crescent Banking Company Proxy Statement for the 2000 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Statement for the 2001 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K/A.*

----------------
* Previously filed.

     (b)  Reports on Form 8-K. The Company did not file any Current Reports on
          -------------------
Form 8-K during the last quarter of the period covered by this Form 10-K/A.

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

                                CRESCENT BANKING COMPANY

                                By:   /s/ J. Donald Boggus, Jr.
                                      ------------------------------------------
                                      J. Donald Boggus, Jr.
                                      President and Chief Executive Officer

                                Date: April 18, 2002
                                      ------------------------------------------

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

         Signature                                             Title                                Date
         ---------                                             -----                                ----
/s/ J. Donald Boggus, Jr.                President, Chief Executive Officer                    April 18, 2002
-------------------------------------
J. Donald Boggus, Jr.                    and Director
                                         (Principal Executive Officer)

/s/ Bonnie B. Boling                     Chief Financial Officer                               April 18, 2002
-------------------------------------
Bonnie B. Boling                         (Principal Financial and Accounting Officer)

/s/ A. James Elliott                     Chairman of the Board of Directors                    April 18, 2002
-------------------------------------
A. James Elliott

/s/ John S. Dean, Jr.                    Director                                              April 18, 2002
-------------------------------------
John S. Dean, Jr.

/s/ Charles Gehrmann                     Director                                              April 18, 2002
-------------------------------------
Charles Gehrmann

/s/ Michael W. Lowe                      Director                                              April 18, 2002
-------------------------------------
Michael W. Lowe

/s/ Charles B. Wynne                     Director                                              April 18, 2002
-------------------------------------
Charles B. Wynne

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

23.1           Consent of Mauldin & Jenkins, LLC.