Form 10-Q/A
period 2001-03-31
CRESCENT BANKING CO
filed 2002-04-24
CIK 883476

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

                         Commission File Number 0-20251

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

                            CRESCENT BANKING COMPANY

                                      INDEX

Part I.  Financial Information                                                       Page No.
Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets                                                   3

           Consolidated Statements of Operations and
              Comprehensive Income (Loss)                                                4

           Consolidated Statements of Cash Flows                                         6

           Notes to Consolidated Financial Statements                                    7

Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations                              10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     20


Part II. Other Information

Item 1.  Legal Proceedings                                                              21

Item 2.  Changes in Securities                                                          21

Item 3.  Defaults Upon Senior Securities                                                21

Item 4.  Submission of Matters to a Vote of Security Holders                            21

Item 5.  Other Information                                                              21

Item 6.  Exhibits and Reports on Form 8-K                                               21

PART I - FINANCIAL INFORMATION

                    CRESCENT BANKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            (Restated)
                                                                                             March 31,           December 31,
                                                                                                2001                 2000
                                                                                                ----                 ----
Assets
Cash and due from banks                                                                    $  5,557,177          $  5,120,426
Interest bearing deposits in other banks                                                      5,888,466             1,399,075
Federal fund sold                                                                            11,623,000               800,000
Securities available-for-sale                                                                11,103,625            12,177,326
Securities held-to-maturity, at cost (fair value of
   $1,985,063 and $2,501,340, respectively)                                                   2,071,418             2,559,848
Mortgage loans held for sale                                                                166,030,122           108,847,638

Loans                                                                                        96,550,240            92,911,487
Less allowance for loan losses                                                               (1,371,632)           (1,350,774)
                                                                                           ------------          ------------
   Loans, net                                                                                95,178,608            91,560,713
Premises and equipment, net                                                                   6,234,512             6,263,251
Other real estate owned                                                                         112,644                21,940
Mortgage servicing rights                                                                     3,394,583             3,781,355
Cash surrender value of life insurance                                                        3,506,099             3,444,326
Premium on deposits purchased                                                                   611,551               630,083
Accounts receivable-brokers and escrow agents                                                 5,597,101             3,753,749
Derivative asset                                                                                 67,863                    --
                                                                                                 ------
Other assets                                                                                  1,923,725             1,729,274
                                                                                           ------------          ------------

   Total Assets                                                                            $318,900,494          $242,089,004
                                                                                           ============          ============

Liabilities
Deposits
      Noninterest-bearing                                                                  $ 46,808,936          $ 30,194,956
      Interest-bearing                                                                      154,759,031           131,973,487
                                                                                           ------------          ------------
         Total deposits                                                                     201,567,967           162,168,443

Drafts payable                                                                               12,392,781             6,261,741
Accrued interest and other liabilities                                                        4,332,926             2,911,142
Derivative liability                                                                             14,530                    --
Other borrowings                                                                             83,206,311            54,946,856
                                                                                           ------------          ------------
      Total liabilities                                                                     301,514,515           226,288,182

Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares authorized;                                  1,823,708             1,820,301
   1,823,708 and 1,820,301 issued, respectively
Surplus                                                                                       9,153,791             9,121,344
Retained earnings                                                                             6,470,461             5,772,774
Less cost of 6,668 shares acquired for the treasury                                             (36,091)              (36,091)
Accumulated other comprehensive income (loss)                                                   (25,890)             (877,506)
                                                                                           ------------          ------------

      Total stockholders' equity                                                             17,385,979            15,800,822
                                                                                           ------------          ------------

      Total liabilities and stockholders' equity                                           $318,900,494          $242,089,004
                                                                                           ============          ============

See notes to Consolidated Financial Statements.

                    CRESCENT BANKING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Restated)

                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                                2001              2000
                                                                                                ----              ----
Interest income
Interest and fees on loans                                                                  $2,217,892         $1,348,761
Interest and fees on mortgage loans held for sale                                            2,089,940            894,074
Interest on securities:
     Taxable                                                                                   290,720            253,355
     Nontaxable                                                                                  3,838              3,838
Interest on deposits in other banks                                                             64,156             30,460
Interest on Federal funds sold                                                                  40,276             27,721
                                                                                           -----------        -----------
                                                                                             4,706,822          2,558,209
                                                                                           -----------        -----------

Interest expense
Interest on deposits                                                                         2,197,372          1,118,141
interest on other borrowings                                                                 1,144,364            548,650
                                                                                           -----------        -----------
                                                                                             3,341,736          1,666,791
                                                                                           -----------        -----------

Net interest income                                                                          1,365,086            891,418
Provision for loan losses                                                                      115,000             95,000
                                                                                           -----------        -----------
Net interest income after provision for loan losses                                          1,250,086            796,418

Other income
Service charges on deposit accounts                                                            186,954             94,946
Mortgage servicing fee income                                                                  168,046            270,309
Gestation fee income                                                                           191,886            345,596
Gains on sale of mortgage servicing rights                                                   2,506,440            887,494
Gains on sale of mortgage loans held for sale                                                  285,568             58,651
Other                                                                                          125,727            146,923
                                                                                           -----------        -----------
                                                                                             3,464,621          1,803,919
Other expenses
Salaries and employee benefits                                                               1,121,269          1,019,119
Occupancy and equipment expense                                                                303,718            238,880
Supplies, postage, and telephone                                                               371,691            252,505
Advertising                                                                                     96,036            149,194
Insurance expense                                                                               53,686             41,775
Depreciation and amortization                                                                  421,561            420,812
Legal and professional                                                                         300,382            243,520
Director fees                                                                                   43,525             35,325
Mortgage subservicing expense                                                                   51,499             84,791
Other                                                                                          561,560            308,757
                                                                                           -----------        -----------
                                                                                             3,324,927          2,794,678

Income (loss) before income taxes (benefits) and cumulative effect of a change in           $1,389,780         $ (194,341)
accounting principal

Applicable income taxes (benefits)                                                             481,766            (69,965)
                                                                                           -----------        -----------
Income (loss) before cumulative effect of a change in accounting principal                  $  908,014         $ (124,376)

Cumulative effect of a change in accounting principal                                          (69,770)                --
                                                                                           -----------        -----------

Net income (loss)                                                                           $  838,244         $ (124,376)
                                                                                           -----------        -----------

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale arising during period               851,616            (58,075)
                                                                                           -----------        -----------

Comprehensive income (loss)                                                                       $1,689,860         $ (182,451)

Basic earnings (loss) per common share before cumulative effect of a change in                    $     0.50         $    (0.07)
accounting principal

Cumulative effect of a change in accounting principal                                                  (0.04)                --
                                                                                                ------------       ------------
Basic earnings (loss) per common share                                                            $     0.46         $    (0.07)

Diluted earnings (loss) per common share before cumulative effect of a change                     $     0.49         $    (0.07)
in accounting principal

Cumulative effect of a change in accounting principal                                                  (0.04)                --
                                                                                                ------------       ------------
Diluted earnings (loss) per common share                                                          $     0.45         $    (0.07)

Cash dividends per share of common stock                                                          $   0.0775         $   0.0700

See Notes to Consolidated Financial Statements

                    CRESCENT BANKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Restated)

                                                                                                    For the three months ended
                                                                                                            March 31,
                                                                                                      2001              2000
                                                                                                      ----              ----
Operating Activities
Net Income (loss)                                                                                $     838,244      $   (124,376)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Accretion of discount on securities                                                              (89,596)         (220,174)
      Amortization of deposit intangible                                                                18,532            18,532
      Amortization of Mortgage servicing rights                                                        182,950           163,400
      Provision for loan loss                                                                          115,000            95,000
      Depreciation                                                                                     300,382           238,880
      Stock compensation expense                                                                            --            47,867
      Gains on sales of mortgage servicing rights                                                   (2,506,440)         (887,494)
      (Increase) decrease in mortgage loans held for sale                                          (57,182,484)       19,972,943
      Acquisition of mortgage servicing rights                                                      (7,251,718)       (3,527,758)
      Proceeds from sales of mortgage servicing rights                                               9,961,980         3,561,091
      Increase in interest receivable                                                                  (12,284)         (188,509)
      Increase in accounts receivable                                                               (1,843,352)         (397,144)
      Increase in drafts payable                                                                     6,131,040           897,235
      Increase (decrease) in interest payable                                                           52,982          (104,470)
      (Increase) decrease in other assets and liabilities, net                                       1,923,145          (173,168)
                                                                                                 -------------      ------------
Net cash provided by (used in) operating activities                                                (49,361,619)       19,371,855

Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks                                 (4,489,391)           71,394
Acquisition of securities held-to-maturity                                                                  --        (1,467,580)
Proceeds from maturities of securities available-for-sale                                            1,131,234                --
Proceeds from maturities of securities held-to-maturity                                                520,493                --
Purchase of life insurance policies                                                                         --        (1,021,903)
Net increase in Federal funds sold                                                                 (10,823,000)               --
Net increase in loans                                                                               (3,823,599)      (10,244,162)
Purchase of premises and equipment                                                                    (271,643)          (61,813)
                                                                                                 -------------      ------------
Net cash used in investing activities                                                              (17,755,906)      (12,724,064)

Financing Activities
Net increase in deposits                                                                            39,399,524         4,810,561
Net increase (decrease) in other borrowings                                                         28,259,455       (12,991,359)
Proceeds from the issuance of common stock                                                              35,854            19,800
Dividends paid                                                                                        (140,557)         (123,220)
                                                                                                 -------------      ------------
Net cash provided (used in) by financing activities                                                 67,554,276        (8,284,218)

Net increase (decrease) in cash and due from banks                                                     436,751        (1,636,427)
Cash and due from banks at beginning of year                                                         5,120,426         5,553,931
                                                                                                 -------------      ------------
Cash and due from banks at end of period                                                         $   5,557,177      $  3,917,504
                                                                                                 =============      ============

Supplemental Disclosure of Cash Flow Information
        Cash paid during period for interest                                                     $   3,288,754      $  1,771,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

NOTE 1  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board
(FASB) No. 133, "Accounting For Certain Derivative Instruments And Hedging Activities, " and FASB No. 138, "Accounting For Certain Derivative Instruments And Certain Hedging Activities- An Amendment of FASB No. 133" (collectively, "FAS 133"). Under FAS 133, all derivative financial instruments are to be recognized on a company's balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either (i) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a "fair value" hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge) or (iii) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders' equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivatives instruments, changes in the fair values are reported in the net income of the current period. The Company has three types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133: (i) interest rate lock commitments, (ii) mandatory sales commitments, and (iii) options to deliver mortgage-backed securities. All of these derivative financial instruments are considered to be free-standing derivative instruments.

The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedging transactions.

The primary market risk facing the Company is interest rate risk related to its locked pipeline. The locked pipeline is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale. In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company's locked pipeline, the Company enters into hedging transactions. The locked pipeline is hedged with mandatory sales commitments or options to deliver mortgage-backed securities that generally correspond with the composition of the locked pipeline. Due to the variability of closings in the locked pipeline, which is driven primarily by interest rates, the Company's hedging policies require that a percentage of the locked pipeline be hedged with these types of derivative instruments. The Company is generally not exposed to significant losses, nor will it realize significant gains, related to it locked pipeline, due to changes in interest rates, net of gains or losses on associated hedge positions. However, the Company is exposed to the risk that the actual closings in the locked pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the locked pipeline are influenced by many factors, including the composition of the locked pipeline and remaining commitment periods. The Company's estimated closings are based on historical data of loan closings as influenced by recent developments. The locked pipeline is considered a portfolio of derivative instruments. The locked pipeline, and the associated free-standing derivative instruments used to hedge the locked pipeline, are marked to fair value and recorded as a component of gain on sale of loans in the income statement.

At the date of adoption, the Company recorded certain transition adjustments as required by FAS 133. The impact on net income, net of tax, was approximately $(69,770). Through March 31, 2001 the impact on net income, net of tax, was $103,937. The

$69,770 FAS 133 transition adjustment reflects the January 1, 2001 fair value of the Company's free standing derivative instruments of $112,533, net of the related tax effect of $42,763. The $103,937 FAS 133 effect on net income during the three month period ended March 31, 2001 reflects the change in the fair value of the Company's free standing derivatives of $165,866, net of the related tax effect of $61,929.

NOTE 3   RESTATEMENT OF FINANCIAL STATEMENTS

The Company's statements of income have been restated to properly report loan origination fees as being netted against loan origination costs as required by SFAS No. 91. The effect of the restatement for periods ended March 31, 2001 and 2000 is as follows:

                                     For the Three Months       For the Three Months
                                     --------------------       --------------------
                                     Ended March 31, 2001       Ended March 31, 2000
                                     --------------------       --------------------
                                        As                         As
                                    Previously       As        Previously        As
                                     Reported     Restated      Reported      Restated
                                     --------                   --------
    Net interest income            $3,190,279   $1,365,086    $1,610,787    $  891,418

    Total other operating
         expenses                  $5,150,120   $3,324,927    $3,514,047    $2,794,678

This restatement had no effect on the Company's income before extraordinary items, net income or earnings per common share.

The Company's statements of cash flows have been restated to properly report the acquisition and proceeds from sales of mortgage servicing rights as an operating activity rather than as an investing activity. The effect of the restatement for periods ended March 31, 2001 and 2000 is as follows:

                                     For the Three Months            For the Three Months
                                     --------------------            --------------------
                                     Ended March 31, 2001            Ended March 31, 2000
                                     --------------------            --------------------
                                        As                           As
                                    Previously         As          Previously          As
                                     Reported       Restated        Reported        Restated
                                     --------                       --------
    Net cash provided by
    (used) in operating
    activities                     $(52,071,881)  $(49,361,619)   $ 19,338,522   $ 19,371,855

    Net cash used in
    investing activities           $(15,045,644)  $(17,755,906)   $(12,690,731)  $(12,724,064)

The Company also has restated its statements of income and balance sheet to properly account for derivatives in accordance with FAS 133. Refer to the section above entitled "Note 2- Summary of Significant Accounting Policies-Derivative Instruments and Hedging Activities" for a discussion of the Company's accounting under FAS 133. The correction had the effect of increasing (decreasing) income before extraordinary items, net income and related earnings per share amounts as follows:

                                             Three Months Ended
                                               March 31, 2001
                                               --------------

Income before extraordinary items
   and net income                                $34,167

Basic earnings per share                             .02

Diluted earnings per share                           .01

NOTE 4   SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 2001, the Company had purchased loans for which it provides servicing with principal balances totaling $351.6 million.

NOTE 5   EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

                                            Three Months Ended March 31, 2001

                                            Net                        Weighted-Average
                                            Income                     Shares                    Per-Share
                                            (Numerator)                (Denominator)             Amount
                                            -----------------------------------------------------------
Basic earnings per share before
   cumulative effect of a change
   in accounting principle                  $ 908,014                  1,815,106                 $ 0.50

Cumulative effect of a change
   in accounting principle                  $ (69,770)                 1,815,106                 $(0.04)

Basic earnings per share                      838,244                  1,815,106                 $ 0.46

Effect of dilutive securities
   stock options                                                          31,501

Diluted earnings per share before
   cumulative effect of a change
   in accounting principle                  $ 908,014                  1,846,607                 $ 0.49

Cumulative effect of a change
   in accounting principle                  $ (69,770)                 1,846,607                 $(0.04)

Diluted earnings per share                  $ 838,244                  1,846,607                 $ 0.45

                                            Three Months Ended March 31, 2000

                                            Net                        Weighted-Average
                                            Income                     Shares                    Per-Share
                                            (Numerator)                (Denominator)             Amount
                                            -----------------------------------------------------------
Basic earnings per share                    $(124,376)                 1,764,018                 $(0.07)

Effect of Dilutive securities
  stock options                                                           93,962

Diluted earnings per share                  $(124,376)                 1,857,980                 $(0.07)

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

         The Company's actual results may differ significantly from these forward- looking statements because forward-looking statements involve risks and uncertainties, including, without limitation, the following:

..  the effects of future economic conditions;

.. governmental monetary and fiscal policies, as well as legislative and regulatory changes;

.. the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, mortgages, securities, and other interest-sensitive assets and liabilities; interest rate risks;

.. the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

.. the effect of any mergers, acquisitions or other transactions to which the Company and/or its subsidiaries may from time to time be a party, including, without limitation, the Company's ability to successfully integrate and operate any businesses that it acquires; and

.. the failure of assumptions underlying the establishment of reserves for loan losses.

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

         The Company's net income for the three months ended March 31, 2001 was $838,244 compared to a net loss of $124,376 for the three months ended March 31, 2000. The increase in net income from the first quarter of 2000 to the first quarter of 2001 was primarily the result of an increase in earnings from the Company's mortgage operation. The mortgage banking operation had net income of $730,344 for the first quarter 2001 compared to a net loss of $220,160 in the first quarter 2000. The increase in mortgage banking earnings was largely due to rate decreases during the first quarter of 2001. The Federal Reserve Open Market committee lowered rates three times during the first quarter of 2001 totaling 150 basis points. The Bank had earnings of $217,153 in the first quarter 2001, 13% greater than earnings of $191,462 in the first quarter 2000. The Bank experienced loan growth of $3.7 million in the first quarter 2001. The Bank's loan portfolio totaled $96.6 million at March 31, 2001.

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

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Crescent Bank maintains its allowance for loan losses at a level that it believes is adequate to absorb the risk of loan losses in the loan portfolio. In determining the appropriate level of the allowance for loan losses, management applies a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is graded:

         (1)   at the time of the loan's origination;

         (2)   at each of Crescent Bank's loan review meetings; and

         (3) at any point in time when payments due under the loan are delinquent.

         Crescent Bank's grading system is similar to the grading systems used by bank regulators in analyzing loans. To grade a loan, Crescent Bank considers:

         (1)   the value of collateral;

         (2) the relative risk of the loan, based upon the financial strength and creditworthiness of the borrower;

         (3)   prevailing and forecasted economic conditions; and

         (4)   Crescent Bank's historical experience with similar loans.

         The actual grading is performed by loan officers and reviewed and approved by the loan committee. After grading each of the loans, management reviews the overall grades assigned to the portfolio as a whole and attempts to identify, and determine the effect of, potential problem loans.

         The general component of the methodology involves an analysis of actual loan loss experience, a comparison of the actual loss experience of banks in Crescent Bank's peer group, and assumptions about the economy generally. Management also considers the regulatory guidance provided by the Federal Financial Institution Examination Council's Interagency Policy Statement on Allowance for Loan Losses Methodologies, as well as other widely accepted guidance for banks and savings institutions generally.

         Crescent Bank's management applies both the specific and general components of the methodology, together with regulatory guidance, to determine an appropriate level for the allowance for loan losses. Crescent Bank also hires independent loan review consultants on a semi-annual basis to review the quality of the loan portfolio and the adequacy of the allowance for loan losses. The provision for loan losses during a particular period is a charge to earnings in that period in order to maintain the allowance for loan losses at a level that is estimated to be adequate to cover the risk of loss in the loan portfolio based upon the methodology.

         The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Georgia Department may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

         The allowance for loan losses totaled $1,371,632, or 1.42%, of total commercial banking loans at March 31, 2001, and $1,350,774, or 1.45%, of total loans at December 31, 2000. The increase in the allowance for loan losses during the first quarter 2001 was primarily the result of the provision for loan loss of $115,000. The increase in the allowance for loan loss corresponds to the 4% increase in the commercial banking loans in the first quarter 2001. The determination of the reserve level rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and historical experience. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management believes that, based solely upon current projections, the allowance at March 31, 2001 was adequate to cover the risk of loss in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not be realized. Thus, there is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

         The Company's mortgage loans held for sale are carried at the lower of cost or market price and, therefore, the Company is not required to maintain a reserve for their behalf. The Company does have default and foreclosure risk during the short-term holding period of the mortgages held for sale, which is inherent to the residential mortgage industry. However, the Company has not incurred a loss as a result of this risk and therefore does not maintain a reserve for this purpose.

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

                                                                            March 31, 2001     December 31, 2000
                                                                            --------------     -----------------
Non-performing loans (1)                                                     $    14,142           $    21,863
Foreclosed properties                                                            112,644                21,940
                                                                             -----------           -----------
Total non-performing assets                                                      126,786                43,803
                                                                             ===========           ===========

Loans 90 days or more past due on accrual status                             $   337,427           $   286,393
Potential problem loans (2)                                                  $ 1,739,654           $ 2,231,684
Potential problem loans/total loans                                                 1.80%                 2.40%
Non-performing assets/total loans
    And foreclosed properties                                                       0.13%                 0.05%
Non-performing assets and loans 90 days
    or more past due on accrual status/
    total loans and foreclosed properties                                           0.49%                 0.36%

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

         At March 31, 2001, $3.4 million of mortgage servicing rights were carried on the balance sheet. At December 31, 2000, the Company carried $3.8 million of mortgage servicing rights on its balance sheet. The Company is amortizing the mortgage servicing rights over an accelerated period. At March 31, 2001, the Company held servicing rights with respect to loans with unpaid principal balances totaling $351.6 million compared to $324.7 at December 31, 2000. During the first quarter 2001, the Company sold servicing rights with respect to $610.9 million of mortgage loans carried on its balance sheet at costs of $7.7 million for a gain of $2.5 million. During 2000, the Company sold servicing rights with respect to $1.3 billion of mortgage loans carried on its balance sheet at costs of $15.9 million for a gain of $6.2 million The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

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

         At March 31, 2001 the Company's total shareholders' equity was $17.4 million or 5.45% of total assets, compared to $15.8 million or 6.53% of total assets at December 31, 2000. The decrease in shareholders' equity to total asset ratio in first quarter 2001 was the result of a 31.7% increase in total assets. At March 31, 2001, total capital to risk-adjusted assets was 8.84%, with 8.17% consisting of tangible common shareholders' equity. The Company paid $140,557 of dividends during the first quarter 2001 or $.0775 per share. A quarterly dividend of $.0775 was declared in April 2001 for payment in May 2001.

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

                                       Interest Rate Sensitivity Gaps
                                            As of March 31, 2001

                                            Amounts Repricing In
                                            --------------------

                             0-90 Days    91-365 Days     1-5 Years    Over 5 Years
                             ---------    -----------     ---------    ------------
                                            (Millions of dollars)
Interest-earning
  Assets                      $224.3         $  22.9       $33.8          $12.3
Interest-bearing
  Liabilities                  134.2            70.9        31.5            1.4
                              ------         -------       -----          -----

Interest sensitivity
  Gap                         $ 90.1         $ (48.0)      $ 2.3          $10.9
                              ======         =======       =====          =====

         The Company was in an asset-sensitive position for the cumulative three- month, one-to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-91 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At March 31, 2001, the Company was within its policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80 - 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity. Additionally, as described in the following paragraphs, the Company utilizes mandatory commitments to deliver mortgage loans held for sale, therefore reducing the interest rate risk. The total excess of interest-bearing assets over interest-bearing liabilities, based on a five-year time period, was $44.4 million, or 14% of total assets.

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

         The Mortgage Division has adopted a policy intended to reduce interest rate risk incurred as a result of market movements between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by the Company, through "pairing off" the commitment, or purchasing loans through the secondary market. Under certain condition the Company seeks best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans purchased by the Company through the secondary market. The Company covers mortgage loans held for sale either by a mandatory sale of such loans or by the purchase of an option to deliver the loans to the secondary market.

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

         The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of March 31, 2001, the Company had in place purchase commitment agreements terminating between April and June of 2001 with respect to an aggregate of approximately $168.8 million to hedge the mortgage pipeline of $280.5 million for which the Bank had an interest rate risk. Additionally, at March 31, 2001, the Company had purchaser commitments of $55.5 million to hedge the mortgage loans held for sale of $166.0 million, compared to $52.6 million and $108.8 million, respectively, at December 31, 2000.

         On January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) No. 133, "Accounting For Certain Derivative Instruments And Hedging Activities, " and FASB No. 138, "Accounting For Certain Derivative Instruments And Certain Hedging Activities- An Amendment of FASB No. 133" (collectively, "FAS 133"). Under FAS 133, all derivative financial instruments are to be recognized on a company's balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either (i) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a "fair value" hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge) or (iii) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders' equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivatives instruments, changes in the fair values are reported in the net income of the current period. The Company has three types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133: (i) interest rate lock commitments, (ii) mandatory sales commitments, and (iii) options to deliver mortgage-backed securities. All of these derivative financial instruments are considered to be free-standing derivative instruments.

         The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedging transactions.

         The primary market risk facing the Company is interest rate risk related to its locked pipeline. The locked pipeline is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale. In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company's locked pipeline, the Company enters into hedging transactions. The locked pipeline is hedged with mandatory sales commitments or options to deliver mortgage-backed securities that generally correspond with the composition of the locked pipeline. Due to the variability of closings in the locked pipeline, which is driven primarily by interest rates, the Company's hedging policies require that a percentage of the locked pipeline be hedged with these types of derivative instruments. The Company is generally not exposed to significant losses, nor will it realize significant gains, related to it locked pipeline, due to changes in interest rates, net of gains or losses on associated hedge positions. However, the Company is exposed to the risk that the actual closings in the locked pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the locked pipeline are influenced by many factors, including the composition of the locked pipeline and remaining commitment periods. The Company's estimated closings are based on historical data of loan closings as influenced by recent developments. The locked pipeline is considered a portfolio of derivative instruments. The locked pipeline, and the associated free-standing derivative instruments used to hedge the locked pipeline, are marked to fair value and recorded as a component of gain on sale of loans in the income statement.

         At the date of adoption, the Company recorded certain transition adjustments as required by FAS 133. The impact on net income, net of tax, was approximately $(69,770). Through March 31, 2001 the impact on net income, net of tax, was $103,937. The $69,770 FAS 133 transition adjustment reflects the fair value of the Company's free standing derivative instruments as of January 1, 2001, of $112,533 net of the related tax effect of $42,763. The $103,937 FAS 133 effect on net income during the three month period ended March 31, 2001 reflects the change in the fair value of the Company's free standing derivatives of $165,866, net of the related tax effect of $61,929.

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

         The Company had interest income of $4.7 million for the three months ended March 31, 2001 compared to $2.6 million three months ended March 31, 2000. The increase in interest income is attributable to the increase in interest-earning assets which is the result of growth in the commercial bank loan portfolio as well as a higher volume of mortgage production.

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

         Net interest income for the first quarter 2001 was $1.4 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first quarter 2001 was 3.12%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 2.64%. Net interest income, interest margin and net interest spread for the first quarter 2000 were $891,418 million, 3.79%, and 3.13%, respectively. The increase in net interest income is related the higher volume of mortgage loans closed and the growth in the commercial bank loan portfolio. The commercial bank loan portfolio averaged $94.8 million for the first three months of 2001, compared to $58.6 million for the first three months of 2000. The decrease in net interest margin and net interest spread is indicative of the declining rate environment in the first quarter of 2001 when the Company's balance sheet was asset sensitive.

         The Company made a provision to the allowance for loan losses of $115,000 in the first quarter 2001. The Company made provisions to the allowance for loan losses in the amount of $95,000 in first quarter 2000. During the first quarter of 2001, the Bank charged-off, net of recoveries, $94,142 of loans to the allowance for loan losses. During the first quarter of 2000, the Bank charged- off, net of recoveries, $12,406 of loans to the allowance for loan losses. The Bank's determination of the allowance for loan losses is affected by various factors, including changes in loan concentrations, trends in non performing loans, the comparison of the allowance to the historical net charge off experience and economic conditions and risks that affect the Bank. The amount of the provision for loan losses decreased, in part, between the provisions for the three month period ended March 31, 2001 and the provisions for the three month period ended March 31, 2000 because loan growth in the first three months of 2001 was 3.91% versus stronger growth in the loan portfolio in the first three months of 2000 of 18.92%. As a result of the growth, the Company adjusted its allowance for loan losses to account for its historical experience with various borrowers. The allowance for loan losses as a percentage of total non-mortgage loans was 1.42% at March 31,, 2001 and 1.40% at December 31, 2000. This slightly increasing trend influences and corresponds with the slight increase in net charge offs to average non mortgage loans outstanding of 0.10% at March 31, 2001 and 0.08%. at December 31, 2000. The trend in the ratios of the number of potential problem loans to total non-mortgage loans, however, declined in the first three months of 2001 and represented 1.80% as of March 31, 2001 and 2.40% as of December 31, 2000.

         Other income was $3.3 million in the first quarter 2001 compared to $1.8 million in the first quarter 2000. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first three months of 2001, the Company sold servicing rights with respect to $610.9 million of mortgage loans for a gain of $2.5 million or a spread on the sale of servicing of 0.41%. During the first three months of 2000, the Company sold servicing rights with respect to $172.6 million of mortgage loans for a gain of $887,494 or a spread on the sale of servicing of 0.51%. The increase in the sale of mortgage servicing rights resulted primarily from the increase in mortgage production. The Company currently plans to sell a portion of the servicing rights retained during 2001, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers who are gestation lenders through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment. Alternatively, the Company sells loans on an individual basis in the cash market and subsequently pairs off the forward sale commitment. In this case, the Company does not receive any gestation fee income, which is income derived from the spread between the fee the Company received on the mortgage loan and the fee charged by the security broker during the holding or "gestation" period, prior to the Company's sale of the loan.

         Other operating expenses increased to $3.3 million in the first quarter 2001 from $2.8 million in the first quarter 2000. The increase in other operating expenses was related to the increase in volume of the mortgage operation which included increases in salaries and benefits and other operating expenses. Salary and benefits increased from $1.0 million for the first three months of 2000 to $1.1 million for the first three months of 2001. Supplies, postage and telephone expenses increased from $252,505 for the first three months of 2000 to $371,691 for the first three months of 2001.

         Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases." The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At March 31, 2001, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $329,671, as compared to $171,182 at March 31, 2000. This increase in loan fees was the result of the growth in the Bank's loan portfolio. At March 31, 2001, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $1,495,522, as compared to $548,187 at March 31, 2000. This increase in loan fees was the result of the growth in CMS' mortgage loan origination.

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

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of Shareholders of the Company was held on April 19, 2001 at which time the following matters were brought before and voted upon by the shareholders:

          1) The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

                                                                                 Withhold
              Name                               Term expiring        For       Authority
              ----                               -------------        ---       ---------
              A. James Elliott                        2004         1,287,536       300
              John S. Dean, Sr.                       2004         1,287,536       300
              Charles B. Wynne                        2002         1,287,236       600

         There were no broker non-votes with respect to the election of directors.

          2) The approval of the Crescent Banking Company 2001 Non-Employee Director Stock Option Plan:

              For                      Against           Abstained
              ---                      -------           ---------
              1,037,071                 15,621             8,471

          3) The approval of the Crescent Banking Company 2001 Long-Term Incentive Plan:

              For                      Against           Abstained
              ---                      -------           ---------
              1,040,310                 12,382             8,471

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

                                          CRESCENT BANKING COMPANY
                                          --------------------------------------
                                          (Registrant)

Date: April 18, 2002                      /s/ J. Donald Boggus, Jr.
      --------------                      --------------------------------------
                                          J. Donald Boggus, Jr.
                                          President and Chief Executive Officer

Date: April 18, 2002                      /s/ Bonnie Boling
      --------------                      --------------------------------------
                                          Bonnie Boling
                                          Chief Financial Officer