Form 10-Q/A
period 2001-06-30
CRESCENT BANKING CO
filed 2002-04-24
CIK 883476

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

                         Commission File Number 0-20251

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  ____
                                              ---

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    CRESCENT BANKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           (Restated)
                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                              ----              ----
Assets
Cash and due from banks                                                  $  10,101,314    $   5,120,426
Interest bearing deposits in other banks                                    11,824,130        1,399,075
Federal fund sold                                                           13,586,000          800,000
Securities available-for-sale                                               11,298,036       12,177,326
Securities held-to-maturity, at cost (fair value of $6,345,538 and
   $2,501,340, respectively)                                                 6,577,340        2,559,848
Mortgage loans held for sale                                               162,560,415      108,847,638

Loans                                                                      104,997,302       92,911,487
Less allowance for loan losses                                              (1,446,133)      (1,350,774)
                                                                         -------------    -------------
   Loans, net                                                              103,551,169       91,560,713

Premises and equipment, net                                                  6,197,857        6,263,251
Other real estate owned                                                        152,644           21,940
Mortgage servicing rights                                                    3,594,008        3,781,355
Cash surrender value of life insurance                                       3,548,890        3,444,326
Premium on deposits purchased                                                  593,019          630,083
Accounts receivable-brokers and escrow agents                                4,419,540        3,753,749
Derivative asset                                                               218,473               --
                                                                         -------------    -------------
Other assets                                                                 2,007,308        1,729,274
                                                                         -------------    -------------
   Total Assets                                                          $ 340,230,143    $ 242,089,004
                                                                         =============    =============

Liabilities
Deposits
      Noninterest-bearing                                                $  27,562,334    $  30,194,956
      Interest-bearing                                                     169,255,902      131,973,487
                                                                         -------------    -------------
         Total deposits                                                    196,818,236      162,168,443

Drafts payable                                                              11,439,478        6,261,741
Accrued interest and other liabilities                                       7,616,617        2,911,142
Derivative liability                                                            44,022               --
                                                                         -------------    -------------
Other borrowings                                                           104,588,913       54,946,856
                                                                         -------------    -------------
      Total liabilities                                                    320,507,266      226,288,182

Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares authorized; 1,828,922
   and 1,820,301 issued, respectively                                        1,828,922        1,820,301
Surplus                                                                      9,205,450        9,121,344
Retained earnings                                                            8,716,027        5,772,774
Less cost of 6,668 shares acquired for the treasury                            (36,091)         (36,091)
Accumulated other comprehensive income (loss)                                    8,569         (877,506)
                                                                         -------------    -------------
      Total stockholders' equity                                            19,722,877       15,800,822
                                                                         -------------    -------------

      Total liabilities and stockholders' equity                         $ 340,230,143    $ 242,089,004
                                                                         =============    =============

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Restated)

                                                                             For the three months ended    For the six months ended
                                                                                       June 30,                    June 30,
                                                                                  2001         2000          2001         2000
                                                                                  ----         ----          ----         ----
Interest income
Interest and fees on loans                                                      2,267,275    1,638,462     4,485,167    2,987,223
Interest and fees on mortgage loans held for sale                               2,386,764    1,242,362     4,476,704    2,136,436
Interest on securities:
      Taxable                                                                     276,808      268,267       567,528      521,622
      Nontaxable                                                                    3,838        3,838         7,676        7,676
Interest on deposits in other banks                                                83,356        6,395       147,512       36,855
Interest on Federal funds sold                                                     98,736        5,468       139,012       33,189
                                                                               ----------   ----------    ----------   ----------
                                                                                5,116,777    3,164,792     9,823,599    5,723,001

Interest expense
Interest on deposits                                                            2,438,079    1,201,208     4,635,451    2,319,349
Interest on other borrowings                                                    1,302,022      723,372     2,446,386    1,272,022
                                                                               ----------   ----------    ----------   ----------
                                                                                3,740,101    1,924,580     7,081,837    3,591,371

Net interest income                                                             1,376,676    1,240,212     2,741,762    2,131,630
Provision for loan losses                                                         115,000      140,000       230,000      235,000
                                                                               ----------   ----------    ----------   ----------
Net interest income after provision for loan losses                             1,261,676    1,100,212     2,511,762    1,896,630

Other income
Service charges on deposit accounts                                               217,435      101,828       404,389      196,774
Mortgage servicing fee income                                                     157,278      282,568       325,324      552,877
Gestation fee income                                                               71,521      190,641       263,407      536,237
Gains on sale of mortgage servicing rights                                      6,614,895    1,315,185     9,121,335    2,202,679
Gains on sale of mortgage loans held for sale                                     221,283        2,803       506,851       61,454
Other                                                                             159,797        3,028       285,524      149,951
                                                                               ----------   ----------    ----------   ----------
                                                                                7,442,209    1,896,053    10,906,830    3,699,972

Other expenses
Salaries and employee benefits                                                  2,396,801      939,486     3,518,070    1,958,605
Net occupancy and equipment expense                                               252,823      256,627       556,541      495,507
Supplies, postage, and telephone                                                  443,239      296,945       814,930      549,450
Advertising                                                                       101,883      112,929       197,919      262,123
Insurance expense                                                                  54,327       45,877       108,013       87,652
Depreciation and amortization                                                     510,398      389,433       931,959      810,245
Legal, professional, outside services                                             166,582       (8,143)      466,964      235,377
Director fees                                                                      47,775       44,075        91,300       79,400
Mortgage subservicing expense                                                      78,548       90,677       130,047      175,468
Other                                                                             754,482      568,804     1,316,042      877,561
                                                                               ----------   ----------   -----------   ----------
                                                                                4,806,858    2,736,710     8,131,785    5,531,388

Income (loss) before income taxes (benefits) and
cumulative effect of a change in accounting principle                           3,897,027      259,555     5,286,807       65,214
Applicable income taxes (benefits)                                              1,510,099       89,321     1,991,865       19,356
                                                                               ----------   ----------    ----------   ----------

Income (loss) before cumulative effect of a change in
accounting principle                                                           $2,386,928   $  170,234    $3,294,942   $   45,858
                                                                               ----------   ----------    ----------   ----------

Cumulative effect of a change in accounting principle                                   0            0       (69,770)           0
                                                                               ----------   ----------    ----------   ----------

Net income (loss)                                                               2,386,928      170,234     3,225,172       45,858

Other comprehensive income (loss), net of tax

Unrealized gains (losses) on securities available for sale arising
during period                                                                      34,459       36,413       886,075      (21,662)
                                                                               ----------   ----------    ----------   ----------

Comprehensive income (loss)                                                    $2,421,387   $  206,647    $4,111,247   $   24,196
                                                                               ==========   ==========    ==========   ==========

Basic earnings (loss) per common share before

cumulative effect of a change in accounting principle                          $  1.31      $  0.10      $   1.81     $   0.03
Cumulative effect of a change in accounting principle                             0.00         0.00         (0.04)        0.00
                                                                               -------      -------      --------     --------
Basic earnings (loss) per common share                                         $  1.31      $  0.10      $   1.77     $   0.03
                                                                               =======      =======      ========     ========

Diluted earnings (loss) per common share before cumulative effect of a
change in accounting principle                                                 $  1.29      $  0.09      $   1.78     $   0.03

Cumulative effect of a change in accounting principle                             0.00         0.00         (0.04)        0.00
                                                                               -------      -------      --------     --------
Diluted earnings (loss) per common share                                       $  1.29      $  0.09      $   1.74     $   0.03
                                                                               =======      =======      ========     ========
Cash dividends per share of common stock                                       $0.0775      $0.0750      $ 0.1550     $ 0.1450

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Restated)

                                                                                     For the six months ended
                                                                                             June 30,
                                                                                       2001             2000
                                                                                       ----             ----
Operating Activities
Net Income                                                                            3,225,172          45,858
Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
            Accretion of discount on securities                                        (419,345)       (496,004)
            Amortization of deposit intangible                                           37,064          37,063
            Amortization of mortgage servicing rights                                   397,200         330,600
            Provision for loan loss                                                     230,000         235,000
            Depreciation                                                                534,759         479,645
            Gains on sales of mortgage servicing rights                              (9,121,335)     (2,202,679)
            Increase in stock options outstanding                                            --          35,949
            Increase in mortgage loans held for sale                                (53,712,777)     (1,790,385)
            Acquisition of mortgage servicing rights                                (13,118,389)     (6,623,831)
            Proceeds from sales of mortgage servicing rights                         22,029,871       7,187,657
            (Increase) decrease in interest receivable                                  207,920        (276,890)
            Increase in accounts receivable                                            (665,791)       (629,024)
            Increase in drafts payable                                                5,177,737       8,522,800
            Increase (decrease) in interest payable                                      27,864        (178,407)
            Decrease in other assets and liabilities, net                             3,324,346          52,740
                                                                                   ------------    ------------
Net cash provided by (used in) operating activities                                 (41,845,704)      4,730,092

Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks                 (10,425,055)        116,837
Acquisition of securities held-to-maturity                                           (4,439,536)     (1,467,580)
Proceeds from maturities of securities available-for-sale                             2,651,194              --
Proceeds from maturities of securities held-to-maturity                                 543,857              --
Acquisition of securities available for sale                                                 --        (260,500)
Purchase of life insurance policies                                                          --      (1,058,607)
Decrease in Federal funds sold, net                                                 (12,786,000)             --
Net increase in loans                                                               (12,351,160)    (22,748,187)
Purchase of premises and equipment                                                     (469,365)       (907,312)
                                                                                   ------------    ------------

Net cash used in investing activities                                               (37,276,065)    (26,325,349)

Financing Activities
Net increase in deposits                                                             34,649,793      11,959,025
Net increase in other borrowings                                                     49,642,057       9,805,704
Proceeds from exercise of stock options                                                  92,727         194,583
Dividends paid                                                                         (281,920)       (256,213)
                                                                                   ------------    ------------

Net cash provided by financing activities                                            84,102,657      21,703,099

Net increase (decrease) in cash and cash equivalents                                  4,980,888         107,842
Cash and cash equivalents at beginning of year                                        5,120,426       5,553,931
                                                                                   ------------    ------------

Cash and cash equivalents at end of year                                           $ 10,101,314    $  5,661,773
                                                                                   ============    ============


Supplemental Disclosure of Cash Flow Information
         Cash paid during period for interest                                         7,053,973       3,769,778

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

At the date of adoption, the Company recorded certain transition adjustments as required by FAS 133. The impact on net income, net of tax, was approximately $(69,770). Through June 30, 2001 the impact on net income, net of tax, was $108,160. The $69,770 FAS 133 transition adjustment reflects the January 1, 2001 fair value of the Company's free standing derivative instruments of $112,533, net of the related tax effect of $42,763. The $108,160 FAS 133 effect on net income during the six month period ended June 30, 2001 reflects the change in the fair value of the Company's free standing derivatives of $174,451, net of the related tax effect of $66,291.

NOTE 3 --- RESTATEMENT OF FINANCIAL STATEMENTS

The Company's statements of income have been restated to properly report loan origination fees as being netted against loan origination costs as required by SFAS No. 91. The effect of the restatement for periods ended June 30, 2001 and 2000 is as follows:

                               For the Six Months      For the Three Months
                               ------------------      --------------------
                              Ended June 30, 2001       Ended June 30, 2001
                              -------------------       -------------------
                                As                        As
                                                          --
                            Previously       As       Previously         As
                                                      ----------
                             Reported     Restated     Reported      Restated
                             --------                  --------
     Net interest income    $ 7,046,331  $2,741,762   $3,856,052    $1,376,676

     Total other operating
          expenses          $12,436,354  $8,131,785   $7,286,234    $4,806,858

                               For the Six Months      For the Three Months
                               ------------------      --------------------
                              Ended June 30, 2000       Ended June 30, 2000
                              -------------------       -------------------
                                As                        As
                                                          --
                            Previously       As       Previously         As
                                                      ----------
                             Reported     Restated     Reported      Restated
                             --------                  --------
     Net interest income    $3,827,399   $2,131,630   $2,216,612    $1,240,212
     Total other operating
          expenses          $7,227,157   $5,531,388   $3,713,110    $2,736,710

This restatement had no effect on the Company's income before extraordinary items, net income or earnings per common share.

The Company's statements of cash flows have been restated to properly report the acquisition and proceeds from sales of mortgage servicing rights as an operating activity rather than as an investing activity. The effect of the restatement for periods ended June 30, 2001 and 2000 is as follows:

                                 For the Six Months          For the Six Months
                                 ------------------          ------------------
                                Ended June 30, 2001         Ended June 30, 2000
                                -------------------         -------------------
                                 As                          As
                                                             --
                             Previously         As       Previously          As
                                                         ----------
                              Reported       Restated     Reported       Restated
                              --------                    --------
     Net cash provided by
     (used) in operating
     activities             $(50,757,186) $(41,845,704) $  4,166,266   $  4,730,092

     Net cash used in
     investing activities   $(28,364,583) $(37,276,065) $(25,761,523)  $(26,325,349)

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

                                        Six Months Ended    Three Months Ended
                                          June 30, 2001        June 30,2001
                                          -------------        ------------

Income before extraordinary items
   and net income                            $108,160             $73,993

Basic earnings per share                          .05                 .04

Diluted earnings per share                        .06                 .04


NOTE 4 --- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2001, the Company had purchased loans for which it provides servicing with principal balances totaling $461.9 million.

NOTE 5 --- EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

                                    Six Months Ended June 30, 2001

                                    Net             Weighted-Average
                                    Income          Shares            Per-Share
                                    (Numerator)     (Denominator)     Amount
                                    ----------------------------------------
Basic earnings per share before
   cumulative effect of a change
   in accounting principle          $ 3,294,942     1,817,318         $ 1.81

Cumulative effect of a change
   in accounting principle          $   (69,770)    1,817,318         $(0.04)

Basic earnings per share            $ 3,225,172     1,817,318         $ 1.77


Effect of Dilutive securities
   stock options                                       33,757

Diluted earnings per share before
   cumulative effect of a change
   in accounting principle          $ 3,294,942     1,851,075         $ 1.78

Cumulative effect of a change
   in accounting principle          $   (69,770)    1,851,075         $(0.04)

Diluted earnings per share          $ 3,225,172     1,851,075         $ 1.74

                                    Six Months Ended June 30, 2000

                                    Net            Weighted-Average
                                    Income         Shares              Per-Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------------------------------------
Basic earnings per share            $45,858        1,774,028           $0.03

Effect of dilutive securities
   stock options                                      76,808

Diluted earnings per share          $45,858        1,850,836           $0.03


                                    Three Months Ended June 30, 2001

                                    Net            Weighted-Average
                                    Income         Shares              Per-Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------------------------------------
Basic earnings per share before
   cumulative effect of a change
   in accounting principle          $2,386,928     1,819,056           $1.31

Cumulative effect of a change
   in accounting principle          $       --     1,819,056           $  --

Basic earnings per share            $2,386,928     1,819,056           $1.31

Effect of dilutive securities
   stock options                                      37,546

Diluted earnings per share before
    cumulative effect of a change
    in accounting principle         $2,386,928     1,856,602           $1.29

Cumulative effect of a change
    in accounting principle         $       --     1,856,602           $  --

Diluted earnings per share          $2,386,928     1,856,602           $1.29


                                    Three Months Ended June 30, 2000

                                    Net            Weighted-Average
                                    Income         Shares              Per-Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------------------------------------
Basic earnings per share            $170,234       1,782,005           $0.10

Effect of dilutive securities
 stock options                                        57,878

Diluted earnings per share          $170,234       1,839,883           $0.09

Item 2) MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------

         The following discussion and analysis of the consolidated financial condition and results of operations of Crescent Banking Company and its subsidiaries (the "Company") should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. Certain of the statements made or incorporated by reference herein constitute forward- looking statements for purposes of Section 27A the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "consider," "continue," "intend," "possible" or other similar words and expressions.

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

         The Company's net income for the six months ended June 30, 2001 was $3.2 million compared to net income of $45,858 for the six months ended June 30, 2000. The increase in net income from the first six months of 2000 to the first six months of 2001 was primarily the result of an increase in earnings from the Company's mortgage operation. The mortgage banking operation had net income of $3.1 million for the first six months of 2001 compared to a net loss of $252,178 in the first six months of 2000. The Company's mortgage banking earnings increased as the result of a significant increase in production reflecting declines in interest rates. During the first six months of 2001, the Company sold servicing rights with respect to $1.4 billion of mortgage loans for a gain of $9.1 million or a spread on the sale of servicing of 0.69%. This compares to the first six months of 2000 in which the Company sold servicing rights with respect to $419.1 million of mortgage loans for a gain of $2.2 million or a spread on the sale of servicing of 0.53%. The Bank had earnings of $363,130 for the six months ended June 30, 2001 compared to earnings of $366,456 for the six months ended June 30, 2000. The Bank experienced a reduction in its net interest margin during the first six months as a result of the declining interest rate environment. The Bank's loan portfolio increased approximately 13% during the first six months to total $105 million at June 30, 2001.

Financial Condition
-------------------

         The Company's assets increased 40% during the first six months of 2001 from $242.1 million as of December 31, 2000 to $340.2 million as of June 30, 2001. The increase in total assets in the first six months of 2001 was the result of the $53.8 million or 49% increase in mortgage loans held for sale. The increase in assets corresponded with a $49.7 million, or 90.5%, increase in other borrowings.

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

         The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

         The allowance for loan losses totaled $1,446,133 or 1.38% of total commercial banking loans at June 30, 2001, and $1,350,774, or 1.45%, of total loans at December 31, 2000. The increase in the allowance for loan losses during the first six months of 2001 was primarily the result of the provision for loan loss of $230,000. The increase in the allowance for loan loss corresponds to the 13% increase in the commercial banking loans in the first six months of 2001. The determination of the reserve level rests upon management's judgment about factors affecting loan quality, assumptions about the economy, and historical experience. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. Management believes that, based solely upon current projections, the allowance at June 30, 2001 was adequate to cover the risk of loss in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not be realized. Thus, there is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

         The Company's mortgage loans held for sale are carried at the lower of aggregate cost or market price and, therefore, the Company is not required to maintain a reserve for their behalf. The Company does have default and foreclosure risk during the short-term holding period of the mortgages held for sale, which is inherent to the residential mortgage industry. However, the Company has not incurred a loss as a result of this risk and therefore does not maintain a reserve for this purpose.

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

                                                       June 30, 2001      December 31, 2000
                                                       -------------      -----------------
Non-performing loans (1)                                 $   61,828          $   21,863
Foreclosed properties                                       152,644              21,940
                                                         ----------          ----------
Total non-performing assets                                 214,472              43,803
                                                         ==========          ----------

Loans 90 days or more past due on accrual status         $  257,886          $  286,393
Potential problem loans (2)                              $1,705,345          $2,231,684
Potential problem loans/total loans                            1.62%               2.40%
Non-performing assets/total loans
   And foreclosed properties                                   0.20%               0.05%
Non-performing assets and loans 90 days
   or more past due on accrual status/total
   loans and foreclosed properties                             0.45%               0.36%

---------------------------
(1)  Defined as non-accrual loans and renegotiated loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans) but still accounted for on an accrual basis.

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

         At June 30, 2001, $3.6 million of mortgage servicing rights were carried on the balance sheet. At December 31, 2000, the Company carried $3.8 million of mortgage servicing rights on its balance sheet. The Company is amortizing the mortgage servicing rights over an accelerated period. At June 30, 2001, the Company held servicing rights with respect to loans with unpaid principal balances totaling $461.9 million compared to $324.7 at December 31, 2000. During the first six months of 2001, the Company sold servicing rights with respect to $1.4 billion of mortgage loans carried on its balance sheet at costs of $12.9 million for a gain of $9.1 million. During the first two quarters 2000, the Company sold servicing rights with respect to $419.1 million of mortgage loans carried on its balance sheet at costs of $5.0 million for a gain of $2.2 million. The market value of the servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment and changes in such rates, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. There can be no assurance that the Company will continue to experience a market value of the servicing portfolio in excess of the cost to acquire the servicing rights, nor can there be any assurance as to the expected life of the servicing portfolio.

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

         At June 30, 2001 the Company's total shareholders' equity was $19.7 million or 5.80% of total assets, compared to $15.8 million or 6.53% of total assets at December 31, 2000. The decrease in shareholders' equity to total asset ratio in first six months of 2001 was the result of a 41% increase in total assets. At June 30, 2001, total capital to risk-adjusted assets was 9.54%, with 8.87% consisting of tangible common shareholders' equity. The Company paid $281,920 of dividends during the first six months 2001 or $.155 per share. A quarterly dividend of $.0775 was declared in July 2001 for payment in August 2001.

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

                                                        Interest Rate Sensitivity Gaps
                                                              As of June 30, 2001

                                                             Amounts Repricing In
                                     --------------------------------------------------------------------

                                        0-90 Days       91-365 Days          1-5 Years     Over 5 Years
                                        ---------       -----------          ---------     ------------
                                                             (Millions of dollars)
Interest-earning assets                  $234.4           $ 23.1               $36.5          $16.8
Interest-bearing liabilities              165.2             79.0                27.3            2.3
                                     --------------------------------------------------------------------

Interest sensitivity gap                  $69.2           $(55.9)              $ 9.2          $14.5
                                     ====================================================================

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

         The Company's success in reducing its interest rate risk is directly related to its ability to monitor and estimate its fallout. While other hedging techniques other than mandatory and optional delivery may be used, speculation is not allowed under the Mortgage Division's secondary marketing policy. As of June 30, 2001, the Company had in place purchase commitment agreements terminating between July and September of 2001 with respect to an aggregate of approximately $136.9 million to hedge the mortgage pipeline of $342.4 million for which the Bank had an interest rate risk. Additionally, at June 30, 2001, the Company had purchaser commitments of $98.5 million to hedge the mortgage loans held for sale of $162.5 million, compared to $52.6 million and $108.8 million, respectively, at December 31, 2000.

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

         At the date of adoption, the Company recorded certain transition adjustments as required by FAS 133. The impact on net income, net of tax, was approximately $(69,770). Through June 30, 2001 the impact on net income, net of tax, was $108,160.

The $69,770 FAS 133 transition adjustment reflects the fair value of the Company's free standing derivative instruments as of January 1, 2001, of $112,533 net of the related tax effect of $42,763. The $108,160 FAS 133 effect on net income during the six month period ended June 30, 2001 reflects the change in the fair value of the Company's free standing derivatives of $174,451, net of the related tax effect of $66,291.

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

         The Company had interest income of $9.8 million for the six months ended June 30, 2001 compared to $5.7 million six months ended June 30, 2000. The increase in interest income is attributable to the increase in interest-earning assets which is the result of growth in the commercial bank loan portfolio as well as a higher volume of mortgage production. The Company's commercial bank loan portfolio averaged $98.0 million for the first six months of 2001, compared to $65.2 million for the first six months of 2000.

         The Company had interest income of $5.1 million for the three months ended June 30, 2001 compared to $3.2 million three months ended June 30, 2000. The increase in interest income is attributable to the higher volume of commercial bank loans partially offset by the lower volume of mortgage loan production.

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

         Net interest income for the first six months of 2001 was $2.7 million. The key performance measure for net interest income is the "net interest margin," or net interest income divided by average interest-earning assets. The Company's net interest margin during first six months of 2001 was 2.85%. Interest spread, which represents the difference between average yields on interest-earning assets and average rates paid on interest-bearing liabilities, was 2.38%. Net interest income, interest margin and net interest spread for the first six months of 2000 were $2.1 million, 2.75%, and 1.90%, respectively. The increase in net interest income is related to the higher volume of mortgage loans closed and growth in the commercial loan portfolio. The decrease in net interest margin and interest spread is indicative of the Company's balance sheet being asset sensitive in the short term during a period when rate were decreasing.

         The Company made a provision to the allowance for loan losses of $230,000 in the first six months of 2001. During the first six months of 2001, the Bank charged-off, net of recoveries, $134,641 of loans to the allowance for loan losses. The

Company made provisions to the allowance for loan losses in the amount of $235,000 in first six months of 2000. During the first six months of 2000, the Bank charged-off, net of recoveries, $11,902 of loans to the allowance for loan losses. The Company made a provision to the allowance for loan losses of $115,000 in the second quarter 2001. The Company made provisions to the allowance for loan losses in the amount of $140,000 in second quarter 2000. The Bank's determination of the allowance for loan losses is affected by various factors, including changes in loan concentrations, trends in non performing loans, the comparison of the allowance to the historical net charge off experience and economic conditions and risks that affect the Bank. The amount of the provision for loan losses decreased, in part, between the provisions for the six and three month periods ended June 30, 2001 and the provisions for the six and three month periods ended June 30, 2000 because loan growth in the first six months of 2001 was 13% versus stronger growth in the loan portfolio in the first six months of 2000 of 42%. As a result of the growth, the Company adjusted its allowance for loan losses to account for its historical experience with various borrowers. The allowance for loan losses as a percentage of total non-mortgage loans decreased slightly over the first six months of 2001 and was 1.38% at June 30, 2001 compared to 1.40% at December 31, 2000. From December 31, 2000 to June 30, 2001, however, net charge offs to average non mortgage loans outstanding increased slightly from 0.08% at December 31, 2000 to 0.10% at June 30, 2001. The decreasing trend in allowance for loan losses as a percentage of total loans relates to and reflects the decreasing trend in the ratios of the number of potential problem loans to total non-mortgage loans, which represented 1.62% as of June 30, 2001 and 2.40% as of December 31, 2000.

         Other income was $10.6 million in the first six months of 2001 compared to $3.7 million in the first six months of 2000. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first six months of 2001, the Company sold servicing rights with respect to $1.4 billion of mortgage loans for a gain of $9.3 million or a spread on the sale of servicing of 0.69%. This compares to the first six months of 2000 in which the Company sold servicing rights with respect to $419.1 million of mortgage loans for a gain of $2.2 million or a spread on the sale of servicing of 0.53%. The increase in the sale of mortgage rights resulted primarily from the increase in mortgage production. The Company currently plans to sell a portion of the servicing rights retained during 2001, although there can be no assurance as to the volume of the Bank's loan acquisition or that a premium will be recognized on the sales. Gestation fee income is generated from the sale of mortgage loans to securities brokers who are gestation lenders through a gestation repurchase agreement. Under the agreement, the Company sells mortgage loans and simultaneously assigns the related forward sale commitments to a securities broker. The Company continues to receive fee income from the securities broker until the loan is delivered into the forward commitment. Alternatively, the Company sells loans on an individual basis in the cash market and subsequently pairs off the forward sale commitment. In this case, the Company does not receive any gestation fee income, which is income derived from the spread between the fee the Company received on the mortgage loan and the fee charged by the security broker during the holding or "gestation" period, prior to the Company's sale of the loan. Other income was $7.3 million in the second quarter of 2001 compared to $1.9 million in the second quarter of 2000. The increase in other income during the second quarter was related to the increase of gains on the sale of mortgage servicing rights.

         Other operating expenses increased to $8.1 million in the first six months of 2001 from $5.5 million in the first six months of 2000. The increase in other operating expenses was related to the increase in volume of the mortgage operation which included increases in salaries and benefits and third party mortgage outsourcing expense. Salaries and benefits increased from $2.0 million for the first six months of 2000 to $3.5 million for the first six months of 2001. Outside service fees increased from $451,388 for the first six months of 2000 to $924,752 for the first six months of 2001. Other operating expenses increased to $4.8 million in the second quarter 2001 from $2.7 million in the second quarter 2000.

         Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases." The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At June 30, 2001, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $537,142, as compared to $195,789 at June 30, 2000. This increase in loan fees was the result of the growth in the Bank's loan portfolio. At June 30, 2001, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $3,437,756, as compared to $1,328,798 at June 30, 2000. This increase in loan fees was the result of the growth in CMS' mortgage loan origination.

         The Company had net income of $3.2 million for the six months ending June 30, 2001, compared to net income of $45,828 for the six months ending June 30, 2000. The Company had net income of $2.3 million for the three months ending June 30, 2001, compared to net income of $170,234 for the six months ending June 30, 2000. Net income was favorably effected primarily by the increase in mortgage production and the resulting gain on the sale of mortgage servicing rights. Income tax as a percentage of pretax net income was 38% and 37% for the first six months of 2001 and 2000, respectively.

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

                                   CRESCENT BANKING COMPANY
                                   ------------------------
                                   (Registrant)

Date: April 18, 2002               /s/ J. Donald Boggus, Jr.
      --------------               ---------------------------------------------
                                   J. Donald Boggus, Jr.
                                   President and Chief Executive Officer

Date: April 18, 2002               /s/ Bonnie Boling
      --------------               ---------------------------------------------
                                   Bonnie Boling
                                   Chief Financial Officer