Form 10-Q/A
period 2001-09-30
CRESCENT BANKING CO
filed 2002-04-24
CIK 883476

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                 ----------------------------------------------
                              Washington D.C. 20549
                                   FORM 10-Q/A

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No___
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $1 par value per share, 1,842,720 shares issued and outstanding as of November 14, 2001. 6,668 shares are held as treasury stock.

                            CRESCENT BANKING COMPANY

                                      INDEX

Part  1.   Financial Information                                                Page No.
Item  1.   Consolidated Financial Statements

               Consolidated Balance Sheets                                         3

               Consolidated Statements of Operations and
                 Comprehensive Income (loss)                                       4

               Consolidated Statements of Cash Flows                               6

           Notes to Consolidated Financial Statements                              7

Item  2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations                       13

Item  3.   Quantitative and Qualitative Disclosures about Market Risk             27

Part  II.  Other Information

Item  1.   Legal Proceedings                                                      28

Item  2.   Changes in Securities                                                  28

Item  3.   Defaults Upon Senior Securities                                        28

Item  4.   Submission of Matters to a Vote of Security Holders                    28

Item  5.   Other Information                                                      28

Item  6.   Exhibits and Reports on Form 8-K                                       28

PART I - FINANCIAL INFORMATION

                    CRESCENT BANKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (Restated)
                                                                                  September 30,    December 31,
                                                                                      2001             2000
                                                                                      ----             ----
Assets
Cash and due from banks                                                         $   13,465,305    $   5,120,426
Interest bearing deposits in other banks                                             8,453,478        1,399,075
Federal fund sold                                                                    4,656,000          800,000
Securities available-for-sale                                                       10,391,359       12,177,326
Securities held-to-maturity, at cost (fair value of
      $8,873,472 and $2,501,340, respectively)                                       8,787,049        2,559,848
Mortgage loans held for sale                                                       143,305,797      108,847,638

Loans                                                                              111,195,341       92,911,487
Less allowance for loan losses                                                      (1,525,308)      (1,350,774)
                                                                                --------------    -------------
      Loans, net                                                                   109,670,033       91,560,713

Premises and equipment, net                                                          6,255,702        6,263,251
Other real estate owned                                                                386,353           21,940
Mortgage servicing rights                                                            2,781,708        3,781,355
Cash surrender value of life insurance                                               3,591,681        3,444,326
Premium on deposits purchased                                                          574,487          630,083
Derivative asset                                                                       204,876               --
Accounts receivable-brokers and escrow agents                                        8,380,309        3,753,749
Other assets                                                                         3,239,007        1,729,274
                                                                                --------------    -------------
      Total Assets                                                              $  324,143,144    $ 242,089,004
                                                                                ==============    -------------

Liabilities
Deposits
      Noninterest-bearing                                                       $   36,286,784    $  30,194,956
      Interest-bearing                                                             166,056,836      131,973,487
                                                                                -- -----------    -------------
            Total deposits                                                         202,343,620      162,168,443

Drafts payable                                                                       9,896,297        6,261,741
Accrued interest and other liabilities                                               7,822,016        2,911,142
Derivative liability                                                                   463,394               --
                                                                                --------------
Other borrowings                                                                    82,902,459       54,946,856
                                                                                --------------    -------------
      Total liabilities                                                            303,427,786      226,288,182

Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
   authorized; 1,840,248 and 1,820,301 issued, respectively                          1,840,248        1,820,301
Surplus                                                                              9,321,692        9,121,344
Retained earnings                                                                    9,626,525        5,772,774
Less cost of 6,668 shares acquired for the treasury                                    (36,091)         (36,091)
Accumulated other comprehensive income (loss)                                          (37,016)        (877,506)
                                                                                --------------    -------------
      Total stockholders' equity                                                    20,715,358       15,800,822
                                                                                --------------    -------------
      Total liabilities and stockholders' equity                                $  324,143,144    $ 242,089,004
                                                                                ==============    -------------

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Restated)

                                                                            For the three months ended   For the nine months ended
                                                                                   September 30,                September 30,
                                                                               2001            2000          2001           2000
                                                                               ----            ----          ----           ----
Interest income
Interest and fees on loans                                                   2,288,247      2,036,806      6,773,414      5,024,029
Interest and fees on mortgage loans held for sale                            2,440,097      1,548,742      6,916,801      3,685,178
Interest on securities:
   Taxable                                                                     324,068        286,444        891,596        808,066
   Nontaxable                                                                    3,838          3,838         11,514         11,514
Interest on deposits in other banks                                             72,299          4,839        219,811         41,694
Interest on Federal funds sold                                                  84,785          6,238        223,797         39,427
                                                                          ------------    -----------    -----------     ----------
                                                                             5,213,334      3,886,907     15,036,933      9,609,908

Interest expense
Interest on deposits                                                         2,354,416      1,536,776      6,989,867      3,856,125
Interest on other borrowings                                                 1,099,728      1,017,059      3,546,114      2,289,081
                                                                          ------------    -----------    -----------     ----------
                                                                             3,454,144      2,553,835     10,535,981      6,145,206

Net interest income                                                          1,759,190      1,333,072      4,500,952      3,464,702
Provision for loan losses                                                      105,000        155,000        335,000        390,000
                                                                          ------------    -----------    -----------     ----------
Net interest income after provision for loan losses                          1,654,190      1,178,072      4,165,952      3,074,702

Other income
Service charges on deposit accounts                                            223,542        140,377        627,931        337,151
Mortgage servicing fee income                                                  218,535        297,328        543,859        850,205
Gestation fee income                                                            35,078         19,341        298,485        555,578
Gains on sale of mortgage servicing rights                                   4,435,248      1,875,294     13,556,583      4,077,973
Gains (losses) on sale of mortgage loans held for sale                        (443,129)       104,980         63,722        166,434
Other                                                                          386,277         34,063        671,801        184,014
                                                                          ------------    -----------    -----------     ----------
                                                                             4,855,551      2,471,383     15,762,381      6,171,355

Other expenses
Salaries and employee benefits                                               2,044,889      1,077,934      5,562,959      3,036,539
Net occupancy and equipment expense                                            388,727        319,665        945,268        815,172
Supplies, postage, and telephone                                               386,411        311,099      1,201,341        880,549
Advertising                                                                    119,341        130,981        317,260        393,104
Insurance expense                                                               64,627         42,543        172,640        130,195
Depreciation and amortization                                                  339,107        452,712      1,271,066      1,262,957
Legal, professional, outside services                                          215,446        154,528        682,410        389,905
Director fees                                                                   44,550         44,700        135,850        124,100
Mortgage subservicing expense                                                  147,456        101,848        277,503        277,316
Other                                                                        1,038,311        443,288      2,354,353      1,320,849
                                                                          ------------    -----------    -----------     ----------
                                                                             4,788,865      3,079,298     12,920,650      8,610,686

Income before income taxes and
cumulative effect of a change in accounting principle                        1,720,876        570,157      7,007,683        635,371
Applicable income taxes                                                        671,237        206,091      2,663,102        225,447
                                                                          ------------    -----------    -----------     ----------
Income before cumulative effect of a change
  in accounting principle                                                 $  1,049,639    $   364,066    $ 4,344,581     $  409,924
                                                                          ------------    -----------    -----------     ----------

Cumulative effect of a change in accounting principle                                0              0        (69,770)             0
                                                                          ------------    -----------    -----------     ----------

Net income                                                                   1,049,639        364,066      4,274,811        409,924

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available
   for sale arising during period                                              (45,585)       138,625        840,490        116,963
                                                                          ------------    -----------    -----------     ----------

Comprehensive income                                                      $  1,004,054    $   502,691    $ 5,115,301     $  526,887
                                                                          ============    ===========    ===========     ==========

Basis earnings per common share
before cumulative effect of a change in accounting principle              $       0.57    $      0.20    $      2.38     $     0.23

Cumulative effect of a change in accounting principle                             0.00           0.00          (0.04)          0.00
                                                                          ------------    -----------    -----------     ----------

Basic earnings per common share                                           $       0.57    $      0.20    $      2.34       $   0.23
                                                                          ============    ===========    ===========     ==========
Diluted earnings per common share before
cumulative effect of a change in accounting principle                     $       0.56    $      0.20    $      2.33      $    0.22

Cumulative effect of a change in accounting principle          $   0.00    $   0.00   $  (0.04)     $    0.00
                                                               --------    --------   ---------     ---------

Diluted earnings (loss) per common share                       $   0.56    $   0.20   $   2.29      $    0.22
                                                               ========    ========   ========      =========

Cash dividends per share of common stock                       $ 0.0075    $ 0.0075   $ 0.2325      $  0.2275

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Restated)

                                                                                  For the nine months ended
                                                                                         September 30,
                                                                                    2001             2000
                                                                                    ----             ----
Operating Activities
Net Income                                                                          4,274,811        409,924
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
            Accretion of discount on securities                                      (672,682)      (565,823)
            Amortization of deposit intangible                                         55,596         55,595
            Amortization of mortgage servicing rights                                 574,100        537,700
            Provision for loan loss                                                   335,000        390,000
            Depreciation                                                              696,966        725,257
            Gains on sales of mortgage servicing rights                           (13,556,583)    (4,077,973)
            Stock compensation expense (benefit)                                           --        (38,844)
            (Increase) decrease in mortgage loans held for sale                   (34,458,159)     9,826,973
            Acquisition of mortgage servicing rights                              (18,138,431)   (10,292,865)
            Proceeds from sales of mortgage servicing rights                       32,120,561     14,801,795
            Restricted Stock awards                                                    71,883         84,783
            Increase in interest receivable                                          (129,713)      (474,875)
            Increase in accounts receivable                                        (4,626,560)    (3,626,207)
            Increase in drafts payable                                              3,634,556      8,633,453
            Increase (decrease) in interest payable                                    67,259       (111,393)
            Decrease in other assets and liabilities, net                           3,014,408        220,819
                                                                                -------------  -------------
Net cash provided by (used in) operating activities                               (26,736,988)    16,498,319

Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks                (7,054,403)        40,255
Acquisition of securities held-to-maturity                                         (7,563,605)    (1,528,085)
Proceeds from maturities of securities available-for-sale                           4,654,188             --
Proceeds from maturities of securities held-to-maturity                               543,857             --
Acquisition of securities available for sale                                               --       (736,689)
Purchase of life insurance policies                                                        --     (1,295,312)
Increase in Federal funds sold, net                                                (3,856,000)    (3,010,000)
Net increase in loans                                                             (18,808,733)   (35,028,711)
Purchase of premises and equipment                                                   (689,417)    (1,041,687)
                                                                                -------------  -------------
Net cash used in investing activities                                             (32,774,113)   (42,600,229)

Financing Activities
Net increase in deposits                                                           40,175,177     24,268,876
Net increase in other borrowings                                                   27,955,603        175,345
Issue of common stock - dividend reinvestment plan                                    148,412             --
Proceeds from exercise of stock options                                                    --        109,800
Dividends paid                                                                       (423,212)      (394,057)
                                                                                -------------  -------------
Net cash provided by financing activities                                          67,855,980     24,159,964

Net increase (decrease) in cash and cash equivalents                                8,344,879     (1,941,946)
Cash and cash equivalents at beginning of year                                      5,120,426      5,553,931
                                                                                -------------  -------------
Cash and cash equivalents at end of year                                        $  13,465,305  $   3,611,985
                                                                                =============  -------------

Supplemental Disclosure of Cash Flow Information
                 Cash paid during period for interest                              10,468,722      6,256,599

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

At the date of adoption, the Company recorded certain transition adjustments as required by FAS 133. The impact on net income, net of tax, was approximately $(69,770). Through September 30, 2001 the impact on net income, net of tax, was $(160,281). The $69,770 FAS 133 transition adjustment reflects the January 1, 2001 fair value of the Company's free standing derivative instruments of $112,533, net of the related tax effect of $42,763. The $(160,281) FAS 133 effect on net income during the nine month period ended September 30, 2001 reflects the change in the fair value of the Company's free standing derivatives of $(258,581), net of the related tax effect of $(98,237).

NOTE 3 --- RESTATEMENT OF FINANCIAL STATEMENTS

The Company's statements of income have been restated to properly report loan origination fees as being netted against loan origination costs as required by SFAS No. 91. The effect of the restatement for periods ended September 30, 2001 and 2000 is as follows:


                                For the Nine Months       For the Three Months
                                -------------------       --------------------
                              Ended September 30, 2001  Ended September 30, 2001
                              ------------------------  ------------------------
                                  As                        As
                                                            --
                              Previously       As       Previously        As
                                                        ----------
                               Reported     Restated     Reported      Restated
                               --------                  --------

       Net interest income    $10,942,528  $ 4,500,952  $3,896,197    $1,759,190

       Total other operating
            expenses          $19,362,226  $12,920,650  $6,925,872    $4,788,865



                                For the Nine Months       For the Three Months
                                -------------------       --------------------
                              Ended September 30, 2000  Ended September 30, 2000
                              ------------------------  ------------------------

                                  As                        As
                                                            --
                              Previously       As       Previously        As
                                                        ----------
                               Reported     Restated     Reported      Restated
                               --------                  --------

       Net interest income    $ 6,078,814  $3,464,702   $2,251,415    $1,333,072

       Total other operating
            expenses          $11,224,798  $8,610,686   $3,997,641    $3,079,298


This restatement had no effect on the Company's income before extraordinary items, net income or earnings per common share.

The Company's statements of cash flows have been restated to properly report the acquisition and proceeds from sales of mortgage servicing rights as an operating activity rather than as an investing activity. The effect of the restatement for periods ended September 30, 2001 and 2000 is as follows:

                                 For the Nine Months          For the Nine Months
                                 -------------------          -------------------
                               Ended September 30, 2001    Ended September 30, 2000
                               ------------------------    ------------------------
                                   As                          As
                                                               --
                               Previously        As        Previously         As
                                                           ----------
                                Reported      Restated      Reported       Restated
                                --------                    --------
       Net cash provided by
       (used) in operating
       activities             $(40,719,118) $(26,736,988) $ 11,989,389   $ 16,498,319

       Net cash used in
       investing activities   $(18,791,983) $(32,774,113) $(38,091,299)  $(42,600,229)

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

                                         Nine Months Ended   Three Months Ended
                                         September 30,2001   September 30, 2001
                                         -----------------   ------------------
Income before extraordinary items
   and net income                            $(160,281)          $(268,441)

Basic earnings per share                         (0.09)              (0.15)

Diluted earnings per share                       (0.09)              (0.14)


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

NOTE 5 --- EARNINGS  PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                    Nine Months Ended September 30, 2001

                                    Net               Weighted-Average
                                    Income            Shares                 Per-Share
                                    (Numerator)       (Denominator)          Amount
                                    -----------------------------------------------
Basic earnings per share before
   cumulative effect of a change
   in accounting principle          $4,344,581        1,825,022              $ 2.38

Cumulative effect of a change
   in accounting principle          $  (69,770)       1,825,022              $(0.04)

Basic earnings per share            $4,274,811        1,825,022              $ 2.34


Effect of dilutive securities
   stock options                                         38,280

Diluted earnings per share before
   cumulative effect of a change
   in accounting principle          $4,344,581        1,863,302              $ 2.33

Cumulative effect of a change
   in accounting principle          $  (69,770)       1,863,302              $(0.04)

Diluted earnings per share          $4,274,811        1,863,302              $ 2.29

                                    Nine Months Ended September 30, 2000

                                    Net               Weighted-Average
                                    Income            Shares                 Per-Share
                                    (Numerator)       (Denominator)          Amount
                                    -----------------------------------------------
Basic earnings per share            $  409,924        1,771,118              $  0.23

Effect of dilutive securities
  stock options                                                               67,597

Diluted earnings per share          $  409,924        1,838,717              $  0.22

                                    Three Months Ended September 30, 2001

                                    Net               Weighted-Average
                                    Income            Shares                 Per-Share
                                    (Numerator)       (Denominator)          Amount
                                    -----------------------------------------------
Basic earnings per share before
   cumulative effect of a change
   in accounting principle          $1,049,639        1,831,279              $  0.57

Cumulative effect of a change
   in accounting principle          $       --        1,831,279              $    --

Basic earnings per share            $1,049,639        1,831,279              $  0.57

Effect of dilutive securities
         stock options                                                        53,995

Diluted earnings per share before
     cumulative effect of a change
     in accounting principle        $1,049,639        1,885,274              $  0.56

Cumulative effect of a change
    in accounting principle         $       --        1,885,274              $    --

Diluted earnings per share          $1,049,639        1,885,274              $  0.56

                                    Three Months Ended September 30, 2000

                                    Net               Weighted-Average
                                    Income            Shares                 Per-Share
                                    (Numerator)       (Denominator)          Amount
                                    -----------------------------------------------
Basic EPS                           $  364,066        1,778,634              $ 0.20

Effect of dilutive securities
      stock options                                      33,359

Diluted EPS                         $  364,066        1,811,993              $ 0.20

NOTE 6 --- SUPPLEMENTAL SEGMENT INFORMATION

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

                                    For the Nine Months Ended September 30, 2001

                                    Commercial       Mortgage          All
                                    Banking          Banking           Other           Total
                                    ---------------------------------------------------------------
Interest income                     $  8,120,132     $  6,916,801                -     $ 15,036,933
Interest expense                    $  4,309,977     $  6,226,004                -     $ 10,535,981
                                    ---------------------------------------------------------------
Net interest income                 $  3,810,155     $    690,797                -     $  4,500,952
Provision for loan loss             $    335,000                -                -     $    335,000

Other revenue from external
    customers                       $    799,267     $ 14,963,114                -     $ 15,762,381
Other expenses                      $  3,335,877     $  9,224,207      $   360,566     $ 12,920,650
Segment pre-tax earnings/(loss)     $    938,545     $  6,429,704      $  (360,566)    $  7,007,683

Segment assets                      $159,301,598     $164,841,546                      $324,143,144

                                    For the Nine Months Ended September 30, 2000

                                    Commercial       Mortgage          All
                                    Banking          Banking           Other           Total
                                    ---------------------------------------------------------------
Interest income                     $  5,924,730     $  3,685,178                -     $  9,609,908
Interest expense                    $  2,041,592     $  4,103,614                -     $  6,145,206
                                    ---------------------------------------------------------------
Net interest income                 $  3,883,138     $   (418,436)               -     $  3,464,702
Provision for loan loss             $    390,000                -                -     $    390,000

Other revenue from external
    customers                       $    523,689     $  5,647,666                -     $  6,171,355
Other expenses                      $  3,057,792     $  5,239,727      $   313,167     $  8,610,686
Segment pre-tax earnings/(loss)     $    959,035     $    (10,497)     $  (313,167)    $    635,371

Segment assets                      $120,864,998     $ 88,752,221                      $209,617,219

                                    For the three Months Ended September 30, 2001

                                    Commercial       Mortgage          All
                                    Banking          Banking           Other            Total
                                    ---------------------------------------------------------------
Interest income                     $  2,773,237     $  2,440,097                -     $  5,213,334
Interest expense                    $  1,389,494     $  2,064,650                -     $  3,454,144
                                    ---------------------------------------------------------------
Net interest income                 $  1,383,743     $    375,447                -     $  1,759,190
Provision for loan loss             $    105,000                -                -     $    105,000

Other revenue from external
    customers                       $    272,501     $  4,583,050                -     $  4,855,551
Other expenses                      $  1,199,454     $  3,511,075      $    78,336     $  4,788,865

Segment pre-tax earnings/(loss)     $    351,790     $  1,447,422      $   (78,336)    $  1,720,876

                                    For the three Months Ended September 30, 2000

                                    Commercial       Mortgage          All
                                    Banking          Banking           Other            Total
                                    ---------------------------------------------------------------
Interest income                     $  2,338,165     $  1,548,742                -     $  3,886,907
Interest expense                    $    931,380     $  1,622,455                -     $  2,553,835
                                    ---------------------------------------------------------------
Net interest income                 $  1,406,785     $    (73,713)               -     $  1,333,072
Provision for loan loss             $    155,000                -                -     $    155,000

Other revenue from external
    customers                       $    227,460     $  2,243,923                -     $  2,471,383
Other expenses                      $  1,111,269     $  1,776,969      $   191,060     $  3,079,298
Segment pre-tax earnings/(loss)     $    367,976     $    393,241      $  (191 060)    $    570,157

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

     General
     -------

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

     Our other principal source of revenue is the fees and income we earn from the origination, holding, servicing and sale of residential first mortgage loans. Revenues from our mortgage banking operations vary significantly due to, among other things:

     . changes in the economy, generally, but particularly changes in interest rates on mortgage loans;

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

     We had total interest income of $15.0 million for the nine months ended September 30, 2001, compared to $9.6 million for the nine months ended September 30, 2000. This 56.25% increase in interest income is attributable to an increase in interest-earning assets, which is the result of growth in our commercial bank loan portfolio, as well as a higher volume of mortgage loan production.

     We had total interest income of $5.2 million for the three months ended September 30, 2001, compared to 3.9 million for the three months ended September 30, 2000. This increase in interest income is attributable to the higher volume of commercial bank loans as well as a higher volume of mortgage loan production.

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

     Our net interest income for the first nine months of 2001 was $4.5 million. The key performance measure for net interest income is the "net interest margin," which is equal to net interest income divided by average interest-earning assets. Our net interest margin during the first nine months of 2001 was 2.72%. Interest spread, which represents the difference between our average yields on interest-earning assets and our average rates paid on interest-bearing liabilities, was 2.45%. Net interest income, net interest margin and interest spread for the first nine months of 2000 were $3.5 million, 2.98%, and 2.25%, respectively. The increase in net interest income resulted primarily from the growth of earning assets. The decrease in net interest margin and interest spread is indicative of our balance sheet being asset sensitive in the short term during a period when rates were decreasing. See "--Quantitative and Qualitative Disclosures About Our Market Risk."

     We made a provision to the allowance for loan losses of $335,000 in the first nine months of 2001. During the first nine months of 2001, Crescent Bank charged-off, net of recoveries, $160,465 of loans to the allowance for loan losses. In the first nine months of 2000, we made provisions to the allowance for loan losses in the amount of $390,000 and Crescent Bank charged-off, net of recoveries, $73,395 of loans to the allowance for loan losses. Our provision to the allowance for loan losses in the third quarter of 2001 was $105,000, while the provision to the allowance for loan losses in the third quarter of 2000 was $155,000. Crescent Bank's determination of the allowance for loan losses is affected by various factors, including changes in loan concentrations, trends in non performing loans, the comparison of the allowance to the historical net charge off experience and economic conditions and risks that affect Crescent Bank. The amount of the provision for loan losses decreased, in part, between the provisions for the nine and three month periods ended September 30, 2001 and the provisions for the nine and three month periods ended September 30, 2000 because loan growth in the first nine months of 2001 was 19.6% versus stronger growth in the loan portfolio in the first nine months of 2000 of 42.1%. As a result of the growth, we adjusted our allowance for loan losses to account for our historical experience with various borrowers. The allowance for loan losses as a percentage of total non-mortgage loans was 1.37% at September 30, 2001 and 1.45% at September 30, 2000. From December 31, 2000 to September 30, 2001, however, net charge offs to average non mortgage loans outstanding increased slightly from 0.08% at December 31, 2000 to 0.10% at September, 2001. The decreasing trend in allowance for loan losses as a percentage of total loans also relates to and reflects the decreasing trend in the ratios of the number of potential problem loans to total non-mortgage loans, which represented 1.41% as of September 30, 2001 and 1.60% as of September 30, 2000.

     Our other income was $15.8 million in the first nine months of 2001 compared to $6.2 million in the first nine months of 2000. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights we realized in 2001, as described below under "--Results of Operations--Our Mortgage Banking Business." We had $4.9 million in other income in the third quarter of 2001, compared to $2.5 million in the third quarter of 2000. The increase in other income during the third quarter was also related to the increase of gains on the sale of mortgage servicing rights.

        Other operating expenses increased to $12.9 million in the first nine months of 2001 from $8.6 million in the first nine months of 2000. The increase in other operating expenses was related to the increase in volume of our mortgage operation, as described below under "--Results of Operations--Our Mortgage Banking Business." Other operating expenses increased to $4.8 million in the third quarter of 2001 from $3.1 million in the third quarter 2000 and were also directly related to the increased volume of our mortgage banking business.

        We had net income of $4.2 million for the nine months ending September 30, 2001, compared to net income of $409,924 for the nine months ending September 30, 2000. Our net income was $1.1 million for the three months ending September 30, 2001, compared to net income of $364,066 for the three months ending September 30, 2000. The increases in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage servicing rights. See below under "Results of Operations--Our Mortgage Banking Business." Income tax as a percentage of pretax net income was 38% and 35% for the first nine months of 2001 and 2000, respectively.

        Our Commercial Banking Business

        We had interest income from our commercial banking business of $8.1 million for the nine months ended September 30, 2001 compared to $5.9 million for the nine months ended September 30, 2000. This increase in interest income is attributable to the increase in interest-earning assets resulting from the growth of our commercial bank loan portfolio. We had interest income of $2.8 million for the three months ended September 30, 2001 compared to $2.3 million for the three months ended September 30, 2000. The increase in interest income is again attributable to the higher volume of commercial bank loans.

        Our commercial banking interest expense for the nine months ended September 30, 2001 was $4.3 million compared to $2.0 million for the nine months ended September 30, 2000. The increase resulted principally from the growth of our deposits. In the first three quarters 2001 and 2000, interest expense accounted for 56% and 40% of our total commercial banking business expenses, respectively. Our interest expense related to the commercial banking business for the three months ended September 30, 2001 amounted to $1.4 million compared to $931,380 for the three months ended September 30, 2000. This increase was result of a 38% increase in our deposits during the first nine months of 2001.

        Our net interest income for the commercial banking segment for the first nine months of 2001 was $3.8 million. The related net interest margin during the first nine months of 2001 was 2.76%, while interest spread was 2.45%. Net interest income, net interest margin and interest spread for commercial banking for the first nine months of 2000 were $3.9 million, 2.98%, and 2.48%, respectively. The increase in net interest income is related to the higher volume of commercial banking loans. The decrease in each of net interest margin and interest spread was due partially to the declining interest rate environment in 2001.

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

        Other operating expenses related to our commercial banking business increased from $3.0 million in the first nine months of 2000 to $3.3 million in the first nine months of 2001. This increase in other operating expenses was caused by an increase in staff and overhead expenses related to Crescent Bank's expansion into Forsyth County, Georgia. For the same reasons, other commercial banking operating expenses increased 9.1% from $1.1 million in the third quarter of 2000 to $1.2 million in the third quarter of 2001.

        Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases." The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At September 30, 2001, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $438,038, as compared to $230,244 at September 30, 2000. This increase in loan fees was the result of the growth in the Bank's loan portfolio.

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

        Our Mortgage Banking Business

        We experienced significant changes in mortgage loan production in the first nine months of 2001 that were directly related to changes in interest rates. During the first nine months 2001, the Federal Reserve Open Market Committee reduced interest rates on eight occasions for a total reduction of 375 basis points. We closed $2.3 billion of mortgage loans during the first nine months of 2001 compared to $860.3 million during the first nine months of 2000.

        We had interest income related to our mortgage banking business of $6.9 million for the nine months ended September 30, 2001 compared to $3.7 million in the nine months ended September 30, 2000. This 86% increase in interest income is attributable to the higher volume of mortgage production.

        We had mortgage banking interest income of $2.4 million for the three months ended September 30, 2001 compared to $1.6 million for the three months ended September 30, 2000. The increase in this three month period is again due to a higher volume of mortgage loan production and associated fee income.

        We had mortgage banking interest expense of $6.2 million for the nine months ended September 30, 2001 and $4.1 million for the nine months ended September 30, 2000. The increase resulted from a higher level of our borrowings. All of our mortgage production through CMS is funded with a warehouse line of credit; therefore, the higher volume in the Northeast and Midwest mortgage operations of CMS resulted in a higher average balance of other borrowings. In the first three quarters of 2001 and 2000, mortgage banking interest expense accounted for 40% and 44% of total expenses, respectively.

        Our interest expense related to the mortgage banking segment for the three months ended September 30, 2001 amounted to $2.1 million, compared to $1.6 million for the three months ended September 30, 2000. The increase again resulted from a higher level of our other borrowings.

        Our net interest income from our mortgage banking operations for the first nine months of 2001 was $680,797. The net interest margin during the first nine months of 2001 was 0.16%. The interest spread for the same period was 0.34%. Comparatively, interest income, net interest margin and interest spread from mortgage banking for the first nine months of 2000 were $(418,436), (0.11)%, and (0.19)%, respectively. The increase in net interest income is the result of our higher volume of mortgage loan production. The improvement in the net interest margin and interest spread was a result of the improved spread between the long term interest rates and the short term interest rates in 2001.

        Other income from our mortgage banking business was $15.0 million in the first nine months of 2001 compared to $5.7 million in the first nine months of 2000. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first nine months of 2001, we sold servicing rights with respect to $2.1 billion of mortgage loans for a gain of $13.6 million, or a spread on the sale of servicing of 0.66%. This compares to the first nine months of 2000 in which we sold servicing rights with respect to $913.1 million of mortgage loans for a gain of $4.1 million, or a spread on the sale of servicing of 0.45%. The increase in the sale of mortgage rights resulted primarily from our increased mortgage loan production. We currently plan to sell a portion of the servicing rights retained during 2001, although there can be no assurance as to the volume of the Crescent Bank's loan acquisition or that a premium will be recognized on the sales.

        Other income related to our mortgage banking segment was $4.6 million in the third quarter of 2001 compared to $2.2 million in the third quarter of 2000. This increase in other income during the third quarter was also due to the increased gains on the sale of mortgage servicing rights.

        Origination fee income is generated from our sale of mortgage loans to securities brokers who are gestation lenders pursuant to a repurchase agreement. Under the agreement, we sell mortgage loans and simultaneously assign the related forward sale commitments to a securities broker. We continue to receive fee income from the securities broker until the loan is delivered into the forward commitment. Alternatively, we sell loans on an individual basis in the cash market and subsequently pair off the forward sale commitment. In this case, we do not receive any gestation fee income, which is income derived from the spread between the fee we received on the mortgage loan and the fee charged by the security broker during the holding or "gestation" period, prior to our sale of the loan.

        Other mortgage banking business operating expenses increased to $9.2 million in the first nine months of 2001 from $5.2 million in the first nine months of 2000. This increase in other operating expenses was related to the increase in volume of the mortgage operation which required increases in salaries and benefits and third party mortgage outsourcing expense. Other operating expenses from the mortgage business increased to $3.5 million in the third quarter of 2001 from $1.8 million in the third quarter of 2000. Our salaries and benefits totaled $3.6 million for the first nine months of 2001 compared to $1.4 million in the first nine months of 2000.

        Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases." The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At September 30, 2001, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $5,136,725, as compared to $2,016,897 at September 30, 2000. This increase in loan fees was the result of the growth in CMS' mortgage loan origination.

        The mortgage banking segment had pre-tax net income of $6.4 million for the nine months ending September 30, 2001, compared to a pre-tax loss of $10,497 for the nine months ending September 30, 2000, and had pre-tax income of $1.4 million for the three months ending September 30, 2001, compared to a pre-tax income of $393,241 for the three months ending September 30, 2000. The favorable increase in net income was primarily the result of an increase in mortgage production and the resulting gain on the sale of mortgage servicing rights.

Financial Condition

        General

        During the first nine months of 2001, our total assets increased 34% from $242.1 million as of December 31, 2000 to $324.1 million as of September 30, 2001. This increase in total assets in the first nine months of 2001 was primarily the result of a 32% increase in mortgage loans held for resale, or an increase of $34.5 million. Our increase in total assets corresponded with a $28 million, or 51%, increase in other borrowings. At September 30, 2000, we had total assets of $209.6 million.

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

        Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under "Financial Conditions--Our Commercial Banking Business." We have no allowance for the portfolio of mortgage loans held for sale.

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

        At September 30, 2001, our accounts receivable-broker and escrow agents increased to $3.4 million from $1.7 million at December 31, 2000. This accounts receivable relates to our flow mortgage servicing rights sales and, therefore, the increase in the accounts receivable is directly related to the increase in our mortgage production and related sale of servicing rights.

        Our Commercial Banking Business

        During the first nine months of 2001, our average commercial banking loans were $101.0 million. These loans constituted 32.1% of our average consolidated earning assets, and 29.3% of our average consolidated total assets. For the nine month period ended September 30, 2000, we had average commercial banking loans of $70.6 million, or 43.7%, of our average consolidated earning assets, and 37.8% of our average consolidated total assets. For the twelve month period ended December 31, 2000, we had average commercial banking loans of $75.2 million, or 43.3%, of our average consolidated earning assets, and 37.8% of our average consolidated total assets. The 34.3% increase in average commercial banking loans experienced by Crescent Bank during the nine month period ending September 30, 2001 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank's operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

        The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Crescent Bank maintains its allowance for loan losses at a level that it believes is adequate to absorb risk of loss in the loan portfolio. In determining the appropriate level of the allowance for loan losses, management applies a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is graded:

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

        The allowance for loan losses totaled $1.5 million, or 1.37% of total commercial banking loans, at September 30, 2001, $1.2 million, or 1.33% of total commercial banking loans, at September 30, 2000, and $1.4 million, or 1.45% of total loans, at December 31, 2000. The increase in the allowance for loan losses during the first nine months of 2001 was primarily the result of the provision for loan loss of $335,000. The increase in the allowance for loan losses corresponds to the 20% increase we experienced in commercial banking loans in the first nine months of 2001. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at September 30, 2001 was adequate at that time to cover risk of losses in our commercial loan portfolio; however, our judgment is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be realized. There is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. As a result of a weaker economy generally, and the slowdown in the economy and uncertainties created by the September 11, 2001 terrorist attacks and the war against terrorism, additions to the allowances and charge-offs may become necessary.

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

                                                     September 30,   September 30,    December 31,
                                                          2001           2000            2000
                                                          ----           ----            ----
Non-performing commercial loans (1)                  $     30,801     $   16,884       $   21,863
Foreclosed properties related to
  commercial loans                                        386,353         21,940           21,940
                                                     ------------     ----------       ----------
Total non-performing commercial assets                    417,154         38,824           43,803
                                                     ============     ----------       ----------

Commercial loans 90 days or more
  past due on accrual status                         $    370,708     $  549,113       $  286,393

Potential problem commercial loans (2)               $  1,570,059     $1,428,930       $2,231,684

Potential problem commercial
  loans/total commercial loans                               1.41%          1.60%            2.40%

Non-performing commercial
  assets/total commercial loans and
  foreclosed properties                                      0.37%          0.04%            0.05%

Non-performing commercial assets a
  and commercial loans 90 days or
  more past due on accrual status/total
  commercial loans and
  foreclosed properties                                      0.71%          0.66%            0.36%

_______
(1)  Defined as non-accrual commercial loans and renegotiated commercial loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

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

        Crescent Bank's commercial deposits totaled $202.3 million, $134.6 million and $162.2 million at September 30, 2001, September 30, 2000 and December 31, 2000, respectively, representing an increase of 24.7% over the nine month period ended September 30, 2001. Commercial deposits averaged $194.0 million during the nine month period ended September 30, 2001, $116.8 million during the nine month period ended September 30, 2000 and $125.6 million during the twelve month period ended December 31, 2000. Interest- bearing deposits represented 82% of total deposits at September 30, 2001, compared to 85% at September 30, 2000 and 82% at December 31, 2000. Certificates of deposit comprised 74% of total interest-bearing deposits for September 30, 2001, compared to 71% at September 30, 2000 and 72% at December 31, 2000. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates and increases in interest rates, generally. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had brokered deposits of $1.1 million, $6.5 million and $6.7 million as of September 30, 2001, September 30, 2000 and December 31, 2000, respectively.

        Our Mortgage Banking Business

        During the first nine months of 2001, average mortgage loans held for sale amounted to $184.2 million and constituted 58.5% of average consolidated earning assets, and 53.5% of average consolidated total assets. Average mortgage loans held for sale during the first nine months of 2000 of $75.3 million constituted 47.6% of average consolidated interest-earning assets and 40.3% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2000 of $82.9 million constituted 47.7% of average consolidated interest-earning assets and 41.6% of average consolidated total assets. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

        We carry our mortgage loans held for sale at the lower of aggregate cost or market price and therefore we do not maintain a reserve for mortgage loans. We do have default and foreclosure risk during the short-term holding period of the mortgages held for sale, which is inherent to the residential mortgage industry. We are at risk for mortgage loan defaults from the time we fund a loan until the time that loan is sold or securitized into a mortgage-backed security, which is generally 15 days after funding. When we sell a loan, we typically make representations and warranties to the purchasers and insurers that we have properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. We rely on our underwriting department to ensure compliance with individual investor standards prior to the sale of loans, and we rely on our quality control department to randomly test loans that we have sold. Purchasers of our loans typically conduct their own review of the loans, and we may be liable for unpaid principal and interest on defaulted loans if we have breached our representations and warranties. In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly make representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we consider this practice to be customary and routine. At September 30, 2001, we had $2.1 million of mortgage loans for which we had potential indemnification or repurchase obligations resulting from breaches or our representations and warranties. These loans represent approximately 0.04% percent of our total loan production and, of these loans, $523,000, or 24.9%, were past due 90 days or more. In the event that the purchaser of these loans experiences any losses with respect to the loans, we would be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. Although we regularly face potential indemnification and repurchase obligations with respect to mortgage loans that we have sold, we have not historically incurred any indemnification losses or been required to repurchase any loans. As a result, we do not maintain a reserve for this purpose.

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

        During the first nine months of 2001, we acquired $2.3 billion of mortgage loans, and we sold $2.2 billion of these mortgage loans in the secondary market. At September 30, 2001, we carried $143.3 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans. During the first nine months of 2000, we acquired $860.3 million of mortgage loans while we sold in the secondary market $870.1 million of mortgage loans. At September 30, 2000, we carried $77.5 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans.

        At September 30, 2001, we carried $2.8 million of mortgage servicing rights on our balance sheet, compared to $3.2 million at September 30, 2000 and $3.8 million at December 31, 2000. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $434.2 million at September 30, 2001, $309.1 million at September 30, 2000 and $324.7 million at December 31, 2000. During the first nine months of 2001, we sold servicing rights with respect to $2.1 billion of mortgage loans carried on our balance sheet at costs of $18.8 million for a gain of $13.6 million. During the first three quarters of 2000, we sold servicing rights with respect to $913.1 million of mortgage loans carried on our balance sheet at a cost of $11.1 million, for a gain of $4.1 million. At December 31, 2000, we held servicing rights with respect to loans with unpaid principal balances totaling $342.7 million.

        The market value of our servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. We cannot provide assurance that we will continue to experience a market value of our servicing portfolio in excess of the cost to acquire the servicing rights, nor can we provide assurance as to the expected life of our servicing portfolio, or as to the timing or amount of any sales of our retained servicing rights.

        Crescent Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta, which is priced at the Federal Home Loan Bank of Atlanta daily rate plus 25 basis points. At September 30, 2001, this rate was 3.55%. All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at one-month LIBOR plus 100 basis points with a floor of 250 basis points, and UBS/Paine Webber, priced at one-month LIBOR plus 150 basis points. At September 30, 2001, these rates were 4.54% and 4.67%, respectively.

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

        At September 30, 2001, Crescent Bank's leverage ratio was 6.54%. To address the leverage ratio shortcoming, we have enhanced our dividend reinvestment plan and obtained a 30% participation rate, and are pursuing alternative means of raising capital, including this offering. On November 9, 2001, we completed a $3.5 million offering and sale of trust preferred securities. We will contribute approximately $2.4 million of the net proceeds from this offering to Crescent Bank. In addition, on October 26, 2001, we filed with the Securities and Exchange Commission a registration statement on Form S-2 to register up to $7.5 million of our common stock, which, upon the effectiveness of the registration statement, we presently intend to offer and sell through a non-underwritten public offering.

        At September 30, 2001, our total consolidated shareholders' equity was $20.7 million, or 6.38% of total consolidated assets, compared to $15.1 million, or 7.23% of total consolidated assets at September 30, 2000, and $15.8 million, or 6.53% of total consolidated assets, at December 31, 2000. The decrease in shareholders' equity to total asset ratio in the first nine months of 2001 was the result of a 33% increase in total consolidated assets.

        At September 30, 2001, our ratio of total consolidated capital to risk-adjusted assets was 10.14%, 9.42% of which consisted of tangible common shareholders' equity. We paid $423,212, or $.2325 per share, of dividends to our shareholders during the first nine months of 2001. A quarterly dividend of $.0775 was declared in October 2001 and was paid on November 12, 2001. As of September 30, 2000, our ratio of total consolidated capital to risk-adjusted assets was 11.20%, 10.40% of which consisted of tangible common shareholders' equity, and, as of December 31, 2000, total consolidated capital to risk-adjusted assets was 10.35%, 9.54% of which consisted of tangible common shareholders' equity.

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

        As of September 30, 2001, we had various sources of liquidity, distinct from our internal equity and operational financing, that were available to us to support our growth and operations. We have access to $5.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $156,000 for the nine months ended September 30, 2001. We also maintain warehouse lines of credit from UBS PaineWebber Inc. and Colonial Bank totaling $120 million, available to fund the origination and holding of our mortgage loan business. In addition, we have $11.6 million of federal funds lines that we may access. As of November 9, 2001, we replaced an existing $2.6 million line of credit with The Bankers Bank with a new $2.6 million line.

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

        Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. In addition to the borrowing sources related to the mortgage operations, Crescent Bank also maintains federal funds lines of credit totaling $6.1 million. Crescent Bank's liquidity position has also been enhanced by the operations of their mortgage division due to the investment of funds in short-term assets in the form of mortgages held for sale. Once funded, mortgages will generally be held by Crescent Bank for a period of 10 to 30 days. We believe Crescent Bank's liquidity sources are adequate to meet its operating needs in the foreseeable future. Similarly, CMS' liquidity is adequate for its operations due to its investment in the short-term mortgage loans it holds for resale.

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

                                                  Interest Rate Sensitivity Gaps as of September 30, 2001
                                                                    Amounts Repricing In:
                                                   0-90 Days    91-365 Days    1-5 Years    Over 5 Years
                                                                 (dollars in millions)
Interest-earning assets                             $  202.3      $  26.6       $ 39.1        $  18.8
Interest-bearing                                       152.4         79.0         16.2            1.4
                                                    --------      -------       ------        -------
  Liabilities
Interest sensitivity gap                            $   49.9      $ (52.4)      $ 22.9        $  17.4

        We were in an asset-sensitive position for the cumulative three-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At September 30, 2001, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

        Our mortgage division has adopted a policy intended to reduce interest rate risk incurred as a result of market movements that occur between the time commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by us through pairing off the commitment by purchasing loans through the secondary market. In some circumstances, we seek best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans we purchase through the secondary market. We cover mortgage loans held for sale either by a mandatory sale of the loans or by the purchase of an option to deliver the loans to the secondary market.

On January 1, 2001, we adopted Financial Accounting Standards Board (FASB) No. 133, "Accounting For Certain Derivative Instruments And Hedging Activities, " and FASB No. 138, "Accounting For Certain Derivative Instruments And Certain Hedging Activities- An Amendment of FASB No. 133" (collectively, "FAS 133"). Under FAS 133, all derivative financial instruments are to be recognized on a company's balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative instrument as either (i) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a "fair value" hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge) or (iii) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders' equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivatives instruments, changes in the fair values are reported in the net income of the current period. We have three types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133: (i) interest rate lock commitments, (ii) mandatory sales commitments, and (iii) options to deliver mortgage-backed securities. All of these derivative financial instruments are considered to be free-standing derivative instruments.

        We formally document the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedging transactions.

        The primary market risk facing us is interest rate risk related to our locked pipeline. The locked pipeline is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale. In order to mitigate the risk that a change in interest rates will result in a decline in the value of our locked pipeline, we enter into hedging transactions. The locked pipeline is hedged with mandatory sales commitments or options to deliver mortgage-backed securities that generally correspond with the composition of the locked pipeline. Due to the variability of closings in the locked pipeline, which is driven primarily by interest rates, our hedging policies require that a percentage of the locked pipeline be hedged with these types of derivative instruments. We are generally not exposed to significant losses, nor will we realize significant gains, related to our locked pipeline, due to changes in interest rates, net of gains or losses on associated hedge positions. However we are exposed to the risk that the actual closings in the locked pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the locked pipeline are influenced by many factors, including the composition of the locked pipeline and remaining commitment periods. Our estimated closings are based on historical data of loan closings as influenced by recent developments. The locked pipeline is considered a portfolio of derivative instruments. The locked pipeline, and the associated free-standing derivative instruments used to hedge the locked pipeline, are marked to fair value and recorded as a component of gain on sale of loans in the income statement.

        At the date of adoption, we recorded certain transition adjustments as required by FAS 133. The impact on net income, net of tax, was approximately $(69,770). Through September 30, 2001 the impact on net income, net of tax, was $(160,281). The $69,770 FAS 133 transition adjustment reflects the fair value of our free standing derivative instruments as of January 1, 2001, of

$112,533 net of the related tax effect of $42,763. The $(160,281) FAS 133 effect on net income during the six month period ended June 30, 2001 reflects the change in the fair value of our free standing derivatives of $174,451, net of the related tax effect of $66,291.

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

        Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate the fallout. While we may use other hedging techniques other than mandatory and optional delivery, our mortgage division's secondary marketing policy does not allow speculation. As of September 30, 2001, we had purchase commitment agreements in place, terminating between October and December of 2001, with respect to an aggregate of approximately $233.0 million to hedge our mortgage pipeline of $425.1 million for which we had an interest rate risk, compared to $87.9 million and $124.5 million, respectively, one year earlier. Additionally, at September 30, 2001, we had purchase commitments of $63.7 million to hedge the mortgage loans held for sale of $143.2 million, compared to $52.6 million and $108.8 million, respectively, at December 31, 2000.

        We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the shock test. The shock test projects the effect of an interest rate increase and decrease for 100 and 200 basis points movements. The test projects the effect on our rate sensitive assets and liabilities, mortgage pipeline, mortgage servicing rights and mortgage production.

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

                                           CRESCENT BANKING COMPANY
                                           -------------------------------------
                                           (Registrant)


Date:  April 18, 2002                      /s/ J. Donald Boggus, Jr.
       --------------                      -------------------------------------
                                           J. Donald Boggus, Jr.
                                           President and Chief Executive Officer

Date:  April 18, 2002                      /s/ Bonnie Boling
       --------------                      -------------------------------------
                                           Bonnie Boling
                                           Chief Financial Officer