Form 10-Q
period 2002-03-31
CRESCENT BANKING CO
filed 2002-05-15
CIK 883476

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                 ----------------------------------------------
                              Washington D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________.

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

        Common stock, $1 par value per share, 1,866,766 shares issued and outstanding as of May 14, 2002. 6,668 shares are held as treasury stock.

                            CRESCENT BANKING COMPANY

                                      INDEX

                                                                                   Page
                                                                                    No.
Part  1.   Financial Information


Item  1.   Consolidated Financial Statements

              Consolidated Balance Sheets                                           3

              Consolidated Statements of Income and
              Comprehensive Income                                                  4

              Consolidated Statements of Cash Flows                                 5

           Notes to Consolidated Financial Statements                               6

Item  2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations                        10

Item  3.   Quantitative and Qualitative Disclosures about Market Risk              23

Part  II.  Other Information

Item  1.   Legal Proceedings                                                       27

Item  2.   Changes in Securities                                                   27

Item  3.   Defaults Upon Senior Securities                                         27

Item  4.   Submission of Matters to a Vote of Security Holders                     27

Item  5.   Other Information                                                       27

Item  6.   Exhibits and Reports on Form 8-K                                        27

PART I - FINANCIAL INFORMATION



                    CRESCENT BANKING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,          December 31,
                                                                      2002               2001
                                                              -------------------------------------
Assets
Cash and due from banks                                            $ 12,972,097       $ 11,936,985
Interest bearing deposits in other banks                                425,888            235,660
Federal fund sold                                                     2,292,000            179,000
Securities available-for-sale                                         9,107,161          8,931,589
Securities held-to-maturity, at cost (fair value of
    $10,214,183 and $10,351,765, respectively)                       10,564,361         10,414,845
Restricted equity securities                                          2,220,975          1,920,975
Mortgage loans held for sale                                        207,551,693        313,467,820

Loans                                                               135,225,273        123,611,401
Less allowance for loan losses                                       (1,762,225)        (1,596,287)
                                                              -------------------------------------
  Loans, net                                                        133,463,048        122,015,114

Premises and equipment, net                                           6,588,963          6,321,651
Other real estate owned                                                  26,337            332,743
Mortgage servicing rights                                             3,717,692          3,098,579
Cash surrender value of life insurance                                4,636,038          3,634,472
Premium on deposits purchased                                           537,424            555,956
Derivative assets                                                        25,322                 --
Accounts receivable-brokers and escrow agents                         5,388,249          6,024,895
Other assets                                                          2,398,717          1,909,316
                                                              -------------------------------------

  Total Assets                                                     $401,915,965       $490,979,600
                                                              =====================================


Liabilities
Deposits
     Noninterest-bearing                                           $ 54,741,636       $ 45,718,364
     Interest-bearing                                               179,862,995        176,246,435
                                                              -------------------------------------
               Total deposits                                       234,604,631        221,964,799

Drafts payable                                                       16,455,529          9,424,722
Accrued interest and other liabilities                                7,785,904          7,646,141
Derivative liability                                                         --             22,846
Other borrowings                                                    118,229,906        229,081,205
                                                              -------------------------------------
       Total liabilities                                            377,075,970        468,139,713


Shareholders' equity
Common stock, par value $1.00; 10,000,000 shares
    authorized; 1,862,736 and 1,847,929 issued, respectively          1,862,736          1,847,929
Surplus                                                               9,592,519          9,414,713
Retained earnings                                                    13,752,777         11,701,721
Less cost of 6,668 shares acquired for the treasury                     (36,091)           (36,091)
Accumulated other comprehensive loss                                   (331,946)           (88,385)
                                                              -------------------------------------
      Total stockholders' equity                                     24,839,995         22,839,887
                                                              -------------------------------------

      Total liabilities and stockholders' equity                   $401,915,965       $490,979,600
                                                              =====================================

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                   For the three months ended
                                                                              March 31,
                                                                       2002               2001
                                                              -------------------------------------
Interest income
Interest and fees on loans                                         $  2,328,273       $  2,217,892
Interest and fees on mortgage loans held for sale                     2,898,496          2,089,940
Interest on securities:
   Taxable                                                              360,374            290,720
   Nontaxable                                                             3,838              3,838
Interest on deposits in other banks                                       7,506             64,156
Interest on Federal funds sold                                            5,030             40,276
                                                              -------------------------------------
                                                                      5,603,517          4,706,822
                                                              -------------------------------------
Interest expense
Interest on deposits                                                  1,852,845          2,197,372
interest on other borrowings                                          1,122,018          1,144,364
                                                              -------------------------------------
                                                                      2,974,863          3,341,736
                                                              -------------------------------------


Net interest income                                                   2,628,654          1,365,086
Provision for loan losses                                               170,000            115,000
                                                              -------------------------------------
Net interest income after provision for loan losses                   2,458,654          1,250,086

Other income
Service charges on deposit accounts                                     196,103            186,954
Mortgage servicing fee income                                           436,997            168,046
Gestation fee income                                                     68,196            191,886
Gains on sale of mortgage servicing rights                            4,594,689          2,506,440
Gains on sale of mortgage loans held for sale                           369,750            285,568
Other                                                                   143,542            125,727
                                                              -------------------------------------
                                                                      5,809,277          3,464,621


Other expenses
Salaries and employee benefits                                        4,130,691          2,946,462
Capitalized loan orignation costs                                    (2,321,257)        (1,825,193)
Occupancy and equipment expense                                         387,855            303,718
Supplies, postage, and telephone                                        460,421            371,691
Advertising                                                             138,947             96,036
Insurance expense                                                        62,427             53,686
Depreciation and amortization                                           430,082            421,561
Legal and professional                                                  363,852            300,382
Director fees                                                            61,575             43,525
Mortgage subservicing expense                                           433,071             51,499
Other                                                                   592,927            561,560
                                                              -------------------------------------
                                                                      4,740,591          3,324,927

Income before income taxes and cumulative effect of
a change in accounting principle                                      3,527,340          1,389,780
Applicable income taxes                                               1,333,222            481,766

Income before cumulative effect of a change in
accounting principle                                               $  2,194,118       $    908,014
                                                              -------------------------------------

Cumulative effect of a change in accounting principle                        --            (69,770)
                                                              -------------------------------------

Net income                                                            2,194,118            838,244

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available
   for sale arising during period                                      (243,561)           851,616
                                                              -------------------------------------

Comprehensive income                                               $  1,950,557       $  1,689,860
                                                              =====================================


Basis earnings per common share before cumulative
effect of a change in accounting principle                         $       1.19       $       0.50

Cumulative effect of a change in accounting principle                      0.00              (0.04)
                                                              -------------------------------------

Basic earnings per common share                                    $       1.19       $       0.46
                                                              =====================================



Diluted earnings per common share before
cumulative effect of a change in accounting principle              $       1.14       $       0.49

Cumulative effect of a change in accounting principle                      0.00              (0.04)
                                                              -------------------------------------

Diluted earnings per common share                                  $       1.14       $       0.45
                                                              =====================================

Cash dividends per share of common stock                           $     0.0775       $     0.0775

See Notes to Consolidated Financial Statements

                    CRESCENT BANKING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                        For the three months ended
                                                                                   March 31,
                                                                            2002               2001
                                                                   -------------------------------------
Operating Activities
Net Income (loss)                                                      $   2,194,118       $    838,244
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Accretion of discount on securities                                   (309,487)           (89,596)
      Amortization of deposit intangible                                      18,532             18,532
      Amortization of mortgage servicing rights                              210,000            182,950
      Provision for loan loss                                                170,000            115,000
      Depreciation                                                           430,082            300,382
      Gains on sales of mortgage servicing rights                         (4,594,689)        (2,506,440)
      (Increase) decrease in mortgage loans held for sale                105,916,127        (57,182,484)
      Acquisition of mortgage servicing rights                            (3,967,259)        (7,251,718)
      Proceeds from sales of  mortgage servicing rights                    7,986,111          9,961,980
      Income on life insurance policies                                      (64,566)           (61,767)
      Increase in interest receivable                                         (2,883)           (12,284)
      Increase (decrease) in accounts receivable                             636,646         (1,843,352)
      Increase in drafts payable                                           7,030,807          6,131,040
      Increase (decrease) in interest payable                               (144,210)            52,982
      (Increase) decrease in other assets and liabilities, net              (250,713)         1,984,912

                                                                   -------------------------------------
Net cash provided by (used in) operating activities                      115,258,616        (49,361,619)


Investing Activities
Net increase in interest-bearing deposits in other banks                    (190,228)        (4,489,391)
Acquisition of securities held-to-maturity                                  (422,138)                --
Proceeds from maturities of securities available-for-sale                         --          1,131,234
Proceeds from maturities of securities held-to-maturity                           --            520,493
Acquisition of restricted equity securities                                 (300,000)                --
Purchase of life insurance policies                                         (937,000)                --
Net increase in Federal funds sold                                        (2,113,000)       (10,823,000)
Net increase in loans                                                    (11,303,404)        (3,823,599)
Purchase of premises and equipment                                          (697,394)          (271,643)

                                                                   -------------------------------------
Net cash used in investing activities                                    (15,963,164)       (17,755,906)

 Financing Activities
Net increase in deposits                                                  12,639,832         39,399,524
Net increase (decrease) in other borrowings                             (110,851,299)        28,259,455
Proceeds from the issuance of common stock                                    50,069             35,854
Proceeds from the exercise of stock options                                   44,120                 --
Dividends paid                                                              (143,062)          (140,557)

                                                                   -------------------------------------
Net cash provided (used in) by financing activities                      (98,260,340)        67,554,276

Net increase (decrease) in cash and due from banks                         1,035,112            436,751
Cash and due from banks at beginning of year                              11,936,985          5,120,426
                                                                   -------------------------------------

Cash and due from banks at end of period                               $  12,972,097       $  5,557,177
                                                                   =====================================

Supplemental Disclosure of Cash Flow Information
                 Cash paid during period for interest                      3,119,073          3,288,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


March 31, 2002



NOTE 1 ---- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any interim periods.

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

For the three months ended March 31, 2002 the impact on net income, net of tax was $29,864, compared to the three months ended March 31, 2001 of $103,937. The $29,864 FAS 133 effect on net income during the three-month period ended March 31, 2002 reflects the change in the fair value of the Company's freestanding derivatives of $48,168, net of the related tax effect of $18,304.

NOTE 3 --- SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 2002, the Company had purchased loans for which it provides servicing with principal balances totaling $840.9 million.

NOTE 4 --- EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                            Three Months Ended March 31, 2002

                                            Net                        Weighted-Average
                                            Income                     Shares                    Per-Share
                                            (Numerator)                (Denominator)             Amount
                                            -----------------------------------------------------------
Basic earnings per share                    $2,194,118                 1,848,361                 $1.19

Effect of dilutive securities
         stock options                      -------                        78,950

Diluted earnings per share                  $2,194,118                 1,927,311                 $1.14

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

   in accounting principle                  $908,014             1,815,106                 $ 0.50

Cumulative effect of a change
   in accounting principle                  $(69,770)            1,815,106                 $(0.04)

Basic earnings per share                    $838,244             1,815,106                 $ 0.46

Effect of dilutive securities
   stock options                                                    31,501

Diluted earnings per share before
   cumulative effect of a change
   in accounting principle                  $908,014             1,846,607                 $ 0.49

Cumulative effect of a change
   in accounting principle                  $(69,770)            1,846,607                 $(0.04)

Diluted earnings per share                  $838,244             1,846,607                 $ 0.45

NOTE 5 --- SUPPLEMENTAL SEGMENT INFORMATION

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

                                    For the three Months Ended March 31, 2002

                                    Commercial      Mortgage          All
                                    Banking         Banking           Other            Total
                                    -------------------------------------------------------------
Interest Income                     $  2,705,021    $  2,898,496           -         $  5,603,517
Interest Expense                    $  1,027,229    $  1,947,634           -         $  2,974,863
                                    -------------------------------------------------------------
Net Interest income                 $  1,677,792    $    950,862           -         $  2,628,654

Provision for loan loss             $    170,000               -           -         $    170,000

Other Revenue from external
    customers                       $    311,400    $  5,497,877           -         $  5,809,277
Other expenses                      $  1,259,909    $  3,285,901   $ 194,781         $  4,740,591

Segment pre-tax earnings/(loss)     $    559,283    $  3,162,838   $(194,781)        $  3,527,340

Segment assets                      $174,147,974    $227,767,991           -         $401,915,965

                                    For the three Months Ended March 31, 2001

                                    Commercial         Mortgage       All
                                    Banking            Banking        Other          Total
                                    --------------------------------------------
Interest Income                     $  2,616,882       $  2,089,940           -      $  4,706,822
Interest Expense                    $  1,353,257       $  1,988,479           -      $  3,341,736
                                    -------------------------------------------------------------
Net Interest income                 $  1,263,625       $    101,461           -      $  1,365,086

Provision for loan loss             $    115,000                  -           -      $    115,000

Other Revenue from external
    customers                       $    298,832       $  3,165,789           -      $  3,464,621
Other expenses                      $  1,114,147       $  2,003,993   $ 206,787      $  3,324,927
Segment pre-tax earnings/(loss)     $    333,310       $  1,263,257   $(206,787)     $  1,389,780

Segment assets                      $140,860,760       $178,039,734           -      $318,900,494

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

     General Discussion of Our Results

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

        We experienced significant changes in interest rates, that caused corresponding significant changes in our mortgage production and revenues, during the first three months of 2002 and 2001, as described below under "-- Results of Operations--Results of Our Mortgage Banking Business."

         Interest Income
         ---------------

         We had total interest income of $5.6 million for the three months ended March 31, 2002, compared to $4.7 million for the three months ended March 31, 2001. This 19% increase in interest income is attributable to an increase in interest-earning assets, which is the result of growth in our commercial bank loan portfolio, as well as a higher volume of mortgage loan production.

         Interest Expense

         Our total interest expense for the three months ended March 31, 2002 amounted to $3.0 million, compared to $3.3 million for the three months ended March 31, 2001. This 9% decrease resulted from the declining rate environment that occurred during 2001 partially offset by the growth of our deposits as well as a higher level of other borrowings used to support our growth and mortgage banking business, as described under "--Results of Operations--Results of Our Mortgage Banking Business." In the first three-month periods of 2002 and 2001, interest expense accounted for 38% and 49% of total expenses. The decrease in the percentage of interest expense resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

         Net Interest Income

         Our net interest income for the first three months of 2002 was $2.6 million. The key performance measure for net interest income is the "net interest margin," which is equal to net interest income divided by average interest-earning assets. Our net interest margin during the first three months of 2002 was 2.73%. Interest spread, which represents the difference between our average yields on interest-earning assets and our average rates paid on interest-bearing liabilities, was 2.29%. Net interest income, net interest margin and interest spread for the first three months of 2001 were $1.4 million, 3.12%, and 2.64%, respectively. The increase in net interest income resulted primarily from the growth of earning assets. The decrease in net interest margin and interest spread is indicative of our balance sheet being asset sensitive in the short term during a period when rates were decreasing. See "Item 3) Quantitative and Qualitative Disclosures About Our Market Risk."

         Loan Loss Provisions
         --------------------

         We made a provision to the allowance for loan losses of $170,000 in the first three months of 2002. During the first three months of 2002, Crescent Bank charged-off, net of recoveries, $4,062 of loans to the allowance for loan losses. In the first three months of 2001, we made provisions to the allowance for loan losses in the amount of $115,000 and Crescent Bank charged-off, net of recoveries, $12,406 of loans to the allowance for loan losses. Crescent Bank's determination of the allowance for loan losses is affected by various factors, including changes in loan concentrations, trends in non performing loans, the comparison of the allowance to the historical net charge off experience and economic conditions and risks that affect Crescent Bank. The amount of the provision for loan losses increased, in part, between the provisions for the three month period ended March 31, 2002 and the provisions for the three month period ended March 31, 2001 because our growth in our commercial banking loan portfolio in the first three months of 2002 of $11.6 million was stronger than our commercial banking loan growth in the first three months of 2001 of $3.6 million. As a result of the increase in commercial banking loan growth, we adjusted our allowance for loan losses to account for our historical experience with various borrowers.

         The allowance for loan losses as a percentage of total non-mortgage loans was 1.30% at March 31, 2002, 1.29% at December 31, 2001 and 1.42% at March 31, 2001. From December 31, 2001 to March 31, 2002, however, net charge-offs to non mortgage loans outstanding decreased from 0.27% at December 31, 2001 to 0.003% at March, 2002. The trend in allowance for loan losses as a percentage of total loans may be affected by the trend in the ratios of the number of potential problem loans to total non-mortgage loans, which represented 2.06% as of March 31, 2002 and 1.80% as of March 31, 2001.

         Net charge-offs as a percentage of average commercial outstanding loans was .0003% at March 31, 2002, 0.27% for the twelve months ending December 31, 2001 and 0.10% at March 31, 2001. While net charge-offs to average commercial banking loans trended downward in the first quarter of 2002, commercial banking loans past due 90 days or more was 1.66% at March 31, 2002, 0.68% at December 31, 2001 and 0.49% at March 31, 2001. The trend reflected in the increase in commercial banking loans past 90 days or more is also apparent in the potential problem loan to total loan ratio of 2.06% at March 31, 2002 compared to 1.80% at March 31, 2001. The increase in commercial banking loans past due 90 days or more and potential problem loans relates to one borrower with a relationship of $959,274. The Bank is not anticipating a loss with this relationship.

         Other Income
         ------------

         Our other income was $5.8 million in the first three months of 2002 compared to $3.5 million in the first three months of 2001. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights we realized in 2002, as described below under "--Results of Operations--Results of Our Mortgage Banking Business."

         Other Operating Expenses
         ------------------------

         Other operating expenses increased to $4.7 million in the first three months of 2002 from $3.3 million in the first three months of 2001. The increase in other operating expenses was related to the increase in volume of our mortgage operation, as described below under "--Results of Operations--Results of Our Mortgage Banking Business."

         Net Income
         ----------

         We had net income of $2.2 million for the three months ending March 31, 2002, compared to net income of $908,014 for the three months ending March 31, 2001. The increases in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage servicing rights. See below under "Results of Operations--Results of Our Mortgage Banking Business." Income tax as a percentage of pretax net income was 38% and 35% for the first three months of 2002 and 2001, respectively.

     Results of Our Commercial Banking Business

         Interest Income
         ---------------

         We had interest income of $2.7 million for the three months ended March 31, 2002 compared to $2.6 million for the three months ended March 31, 2001. This increase in interest income is attributable to the increase in interest-earning assets resulting from the growth of our commercial bank loan portfolio, partially offset by lower interest rates.

         Interest Expense
         ----------------

         Our interest expense related to the commercial banking business for the three months ended March 31, 2002 amounted to $1.0 million compared to $1.4 million for the three months ended March 31, 2001. This decrease was result of lower interest rates partially offset by a 6% increase in our deposits during the first three months of 2002. In the first three months 2002 and 2001, interest expense accounted for 42% and 52% of our total commercial banking business expenses, respectively.

         Net Interest Income
         -------------------

         Our net interest income for the commercial banking segment for the first three months of 2002 was $1.7 million. The related net interest margin during the first three months of 2002 was 2.89%, while interest spread was 2.38%. Net interest income, net interest margin and interest spread for commercial banking for the first three months of 2001 were $1.3 million, 3.12%, and 0.06%, respectively. The increase in net interest income is related to the higher volume of commercial banking loans. The decrease in each of net interest margin and interest spread was due partially to the declining interest rate environment in 2001.

         Other Income

Our other income related to the commercial banking segment was $311,400 in the first three months of 2002 compared to $298,832 in the first three months of 2001. The increase in other income for the three-month period 2002 was primarily due to an increase in fee income from deposit accounts.

         Other Operating Expenses
         ------------------------

         Other operating expenses related to our commercial banking business increased to $1.3 million in the first three months of 2002 from $1.1 million in the first three months of 2001. This increase in other operating expenses was caused by an increase in staff and overhead expenses related to Crescent Bank's commercial banking growth in its various markets.

         Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases." The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At March 31, 2002, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $505,557, as compared to $329,671 at March 31, 2001. This increase in loan fees was the result of the growth in the Bank's commercial banking loan portfolio.

         Pretax Net Income
         -----------------

         Our commercial banking business had pre-tax net income of $559,283 million for the three months ending March 31, 2002, compared to pre-tax income of $333,310 for the three months ending March 31, 2001. Pre-tax income has been favorably affected by the higher volume of commercial banking loans, partially offset by the declining rate environment in 2001.

Results of Our Mortgage Banking Business

         We experienced significant changes in mortgage loan production in 2001 and the first three months of 2002 that were directly related to changes in interest rates. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points. We closed $856.7 million of mortgage loans during the first three months of 2002 compared to $672.1 million during the first three months of 2001.

         Interest Income
         ---------------

         We had mortgage banking interest income of $2.9 million for the three months ended March 31, 2002 compared to $2.1 million for the three months ended March 31, 2001. This 38% increase in interest income is attributable to the higher volume of mortgage production.

         Interest Expense
         ----------------

         We had mortgage banking interest expense of $1.9 million for the three months ended March 31, 2002 and $2.0 million for the three months ended March 31, 2001. The decrease resulted from lower interest rates, partially offset by a higher level of our borrowings. All of our mortgage production through CMS is funded with a warehouse line of credit; therefore, the higher volume in the Northeast and Midwest mortgage operations of CMS resulted in a higher average balance of other borrowings. In the first quarter of 2002 and 2001, mortgage banking interest expense accounted for 35% and 50% of total expenses, respectively. The decrease in the percentage of interest expense resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

         Net Interest Income
         -------------------

         Our net interest income from our mortgage banking operations for the first three months of 2002 was $950,862. The net interest margin during the first three months of 2002 was 1.15%. The interest spread for the same period was 0.75%. Comparatively, interest income, net interest margin and interest spread from mortgage banking for the first three months of 2001 were $101,461, 0.06%, and 0.12%, respectively. The increase in net interest income is the result of our higher volume of mortgage loan production. The improvement in the net interest margin and interest spread was a result of the improved spread between the long-term interest rates and the short-term interest rates in the first three months of 2002.

         Other Income
         ------------

         Other income from our mortgage banking business was $5.5 million in the first three months of 2002 compared to $3.2 million in the first three months of 2001. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first three months of 2002, we sold servicing rights with respect to $638.3 million of mortgage loans for a gain of $4.6 million, or a spread on the sale of servicing of 0.72%. This compares to the first three months of 2001 in which we sold servicing rights with respect to $610.9 million of mortgage loans for a gain of $2.5 million, or a spread on the sale of servicing of 0.41%. The increase in the sale of mortgage rights resulted primarily from our increased mortgage loan production. We currently plan to sell a portion of the servicing rights retained during 2002, although there can be no assurance as to the volume of the Crescent Bank's loan acquisition or that a premium will be recognized on the sales.

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

         Other Operating Expenses
         ------------------------

         Other mortgage banking business operating expenses increased to $3.3 million in the first three months of 2002 from $2.0 million in the first three months of 2001. This increase in other operating expenses was related to the increase in volume of the mortgage operation, which required increases in salaries and benefits and third party mortgage outsourcing expense. Our salaries and benefits totaled $3.2 million for the first three months of 2002 compared to $2.2 million in the first three months of 2001.

         Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases." The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At March 31, 2002, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $1,815,700, as compared to $1,495,522 at March 31, 2001. This increase in loan fees was the result of the growth in CMS' mortgage loan origination.

         Pretax Net Income
         -----------------

         The mortgage banking segment had pre-tax net income of $3.2 million for the three months ending March 31, 2002, compared to a pre-tax income of $1.3 million for the three months ending March 31, 2001. The favorable increase in net income was primarily the result of an increase in mortgage production and the resulting gain on the sale of mortgage servicing rights.

Financial Condition

     General Discussion of Our Financial Condition

         Total Assets
         ------------

During the first three months of 2002, our total assets decreased 18% from $490.9 million as of December 31, 2001 to $401.9 million as of March 31, 2002. This decrease in total assets in the first three months of 2002 was primarily the result of a 34% decrease in mortgage loans held for resale, or a decrease of $105.9 million. The decrease in mortgage loans held for sale is the result of the decline in mortgage production for the month of December 2001 of $419.8 compared to $296.2 million for the month of March 2002. Our decrease in total assets in the first three months of 2002 corresponded with a $110.8 million, or 48%, increase in other borrowings. At March 31, 2001, we had total assets of $318.9 million.

         Interest-Earning Assets
         -----------------------

         Our interest-earning assets are comprised of:

         .  commercial banking loans;

         .  mortgage loans held for sale;

         .  investment securities;

         .  interest-bearing balances in other banks; and

         .  temporary investments.

         At March 31, 2002, interest-earning assets totaled $367.4 million and represented 91% of total assets. This represents a 20% decrease from December 31, 2001 when earning assets totaled $458.8 million, or 93%, of total assets. The decrease in earning assets resulted primarily from the $105.9 million decrease of residential mortgage loans held for sale. The absolute volume of both our commercial banking loans and our residential mortgage loans held for sale, as well as the volume of each as a percentage of total interest-earning assets, serve as important determinants of our net interest margin. For detail with respect to each of our business segments, see "Financial Condition--Financial Condition of Our Commercial Banking Business" and "Financial Condition--Financial Condition of Our Mortgage Banking Business" below. At March 31, 2001, our interest-earning assets totaled $293.3 million and represented 92% of our total assets.

         Allowance for Loan Losses
         -------------------------

         Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under "Financial Condition--Financial Condition of Our Commercial Banking Business." We have no allowance for the portfolio of mortgage loans held for sale.

         Fixed Assets
         ------------

         At March 31, 2002, our fixed assets, consisting of land, building and improvements, and furniture and equipment, totaled $6.6 million, compared to fixed assets of $6.3 million at December 31, 2001. At March 31, 2001, we had $6.2 million of fixed assets.

         In 1999, Crescent Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At March 31, 2002, the total cash value of the life insurance was $4.6 million.

         At March 31, 2002, our accounts receivable-broker and escrow agents decreased to $5.4 million from $6.0 million at December 31, 2001. This account receivable relates to our flow mortgage servicing rights sales and, therefore, the decrease in the accounts receivable is directly related to the decrease from December 31, 2001 to March 31, 2002 in our mortgage production and related sale of servicing rights.

     Financial Condition of Our Commercial Banking Business

         Total Commercial Banking Loans
         ------------------------------

         During the first three months of 2002, our average commercial banking loans were $130.1 million. These loans constituted 33% of our average consolidated earning assets, and 30% of our average consolidated total assets. For the three month period ended March 31, 2001, we had average commercial banking loans of $94.8 million, or 35%, of our average consolidated earning assets, and 32% of our average consolidated total assets. For the twelve month period ended December 31, 2001, we had average commercial banking loans of $104.3 million, or 33%, of our average consolidated earning assets, and 30% of our average consolidated total assets. The 25% increase in average commercial banking loans experienced by Crescent Bank during the three month period ending March 31, 2002 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank's operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

         Loan Loss Allowance
         -------------------

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

During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from Crescent Bank's.

         While it is Crescent Bank's policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses, which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         The allowance for loan losses totaled $1.8 million, or 1.30% of total commercial banking loans, at March 31, 2002, $1.4 million, or 1.42% of total commercial banking loans, at March 31, 2001, and $1.6 million, or 1.29% of total loans, at December 31, 2001. The increase in the allowance for loan losses during the first three months of 2002 was primarily the result of the provision for loan loss of $170,000. The increase in the allowance for loan losses corresponds to the $11.6 million increase we experienced in commercial banking loans in the first three months of 2002. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at March 31, 2002 was adequate at that time to cover risk of losses in our commercial banking loan portfolio; however, our judgment is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be realized. There is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losswill not be required. As a result of a weaker economy generally, and the slowdown in the economy and uncertainties created by the September 11, 2001 terrorist attacks and the war against terrorism, additions to the allowances and charge-offs may become necessary.

         Crescent Bank's policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive the interest. As of March 31, 2002, Crescent Bank had $2.6 million of commercial banking loans contractually past due more than 90 days, $32,949 of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of March 31, 2001 and December 31, 2001, Crescent Bank had $337,427 and $509,526 of commercial banking loans contractually past due more than 90 days, respectively. One borrower with a relationship of $959,274 attributed to increase in loans past due 90 days or more loans.

         As of March 31, 2001, Crescent Bank had $14,142 of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of December 31, 2001, Crescent Bank had no commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings

         Total Non-Performing Commercial Banking Loans
         ---------------------------------------------

         We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Our non-performing commercial banking loans at March 31, 2002 amounted to $32,949 compared to $14,142 at March 31, 2001. If we add real estate acquired by foreclosure and held for sale of $26,337 to our non-performing commercial banking loans, it results in total non-performing commercial assets of $59,286 at March 31, 2002. This compares to total non-performing commercial assets of $126,786 at March 31, 2001 and $332,743 at December 31, 2001. Crescent Bank is currently holding the foreclosed properties for sale.

         The chart below represents Crescent Bank's commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms.


                                                           March 31,       March 31,     December 31,
                                                              2002            2001            2001
                                                              ----            ----            ----
Non-performing commercial banking loans (1)            $    32,949        $   14,142      $     -----
Foreclosed properties related to
  commercial banking loans                                  26,337           112,644          332,743
                                                       -----------        ----------      -----------
Total non-performing commercial
assets                                                      59,286           126,786          332,743
                                                       ===========        ==========      ===========
Commercial banking loans 90 days or more
  past due on accrual status                           $ 2,621,526        $  337,427      $   509,526

Potential problem commercial banking loans (2)         $ 2,790,492        $1,739,654      $ 1,494,302

Potential problem commercial
  loans/total commercial banking loans                        2.06%             1.80%           1.21%

Non-performing commercial
  assets/total commercial banking loans and
  foreclosed properties                                       0.04%             0.13%           0.27%

Non-performing commercial assets
  and commercial banking loans 90 days or more
  past due on accrual status/total commercial
  banking loans and foreclosed properties                     1.66%             0.49%           0.68%

___________
(1) Defined as non-accrual commercial banking loans and renegotiated commercial banking loans.
(2) Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

         Total Investment Securities
         ---------------------------

         Crescent Bank invests in U.S. Government and government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $22.3 million at March 31, 2002, compared to $19.1 million at March 31, 2001 and $21.5 million at December 31, 2001. Unrealized gains/(losses) on securities amounted to ($553,243) at March 31, 2002, and $43,149 and ($147,308) at March 31, 2001 and
December 31, 2001, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. At March 31, 2002, Crescent Bank had federal funds sold of $2.3 million, compared to $11.6 million at March 31, 2001 and $179,000 at December 31, 2001.

         Total Commercial Deposits
         -------------------------

         Crescent Bank's commercial deposits totaled $234.6 million, $201.6 million and $222.0 million at March 31, 2002, March 31, 2001 and December 31, 2001, respectively, representing an increase of 16% over the three-month period ended March 31, 2002. Commercial deposits averaged $231.7 million during the three-month period ended March 31, 2002, $181.5 million during the three-month period ended March 31, 2001 and $177.3 million during the twelve-month period ended December 31, 2001. Interest-bearing deposits represented 77% of total deposits at March 31, 2002, compared to 77% at March 31, 2001 and 79% at December 31, 2001. Certificates of deposit comprised 69% of total interest-bearing deposits for March 31, 2002, compared to 75% at March 31, 2001 and 72% at December 31, 2001. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates and increases in interest rates, generally. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had no brokered deposits as of March 31, 2002 compared to $6.8 million and $496,000 million at March 31, 2001 and December 31, 2001, respectively.

     Financial Condition of Our Mortgage Banking Business

         Average Mortgage Loans Held for Sale

         During the first three months of 2002, average mortgage loans held for sale amounted to $237.2 million and constituted 61% of average consolidated earning assets, and 55% of average consolidated total assets. Average mortgage loans held for sale during the first three months of 2001 of $158.6 million constituted 58% of average consolidated interest-earning assets and 53% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2001 of $186.7 million constituted 58% of average consolidated interest-earning assets and 53% of average consolidated total assets. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

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

         In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly make representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we consider this practice to be customary and routine. At March 31, 2002, we had $2.5 million of mortgage loans for which we had potential indemnification or repurchase obligations resulting from breaches or our representations and warranties. These loans represent approximately 0.29% percent of our total loan production and, of these loans, $1.2 million were past due 90 days or more. In the event that the purchaser of these loans experiences any losses with respect to the loans, we would be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. Although we regularly face potential indemnification and repurchase obligations with respect to mortgage loans that we have sold, we have not historically incurred any indemnification losses or been required to repurchase any loans. As a result, we do not maintain a reserve for this purpose.

         Our mortgage banking segment acquires residential mortgage loans from small retail-oriented originators through CMS and the mortgage division of Crescent Bank. Crescent Bank acquires conventional loans in the Southeast United States while CMS acquires conventional and FHA/VA loans in the Northeast, Midatlantic and Midwest United States and FHA/VA loans in the Southeast United States.

         Crescent Bank acquires residential mortgage loans from approximately 514 small retail-oriented originators in the Southeast United States through various funding sources, including Crescent Bank's regular funding sources, a $55 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million repurchase agreement with UBS/Paine Webber. CMS acquires residential mortgage loans from approximately 591small retail-oriented originators in the Southeast, Northeast, Midatlantic and Midwest United States through various funding sources, including a $250 million line of credit from UBS/Paine Webber, a $50 million line of credit from Colonial Bank, and a $75 million repurchase agreement from UBS/Paine Webber. Under the repurchase agreements, we sell our mortgage loans and simultaneously assign the related forward sale commitments to UBS/Paine Webber. The majority of our mortgage loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being "warehoused" for 10 to 30 days. We purchase loans that we believe will meet secondary market criteria, such as loans providing for amount limitations and loan-to-value ratios that would qualify for resales to Freddie Mac, Fannie Mae and Ginnie Mae. To the extent that we retain the servicing rights on the mortgage loans that we resell, we collect annual servicing fees while the loan is outstanding. We sell a portion of our retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of our mortgage banking business and its contribution to net income. We currently pay a third party subcontractor to perform servicing functions with respect to loans we sell, but where we retain the servicing.

         Total Mortgage Loan Acquisitions and Resales
         --------------------------------------------

         During the first three months of 2002, we acquired $856.7 million of mortgage loans, and we sold $962.6 million of these mortgage loans in the secondary market. At March 31, 2002, we carried $207.6 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans. During the first three months of 2001, we acquired $672.1 million of mortgage loans while we sold in the secondary market $614.9 million of mortgage loans. At March 31, 2001, we carried $166 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans.

         Servicing Rights
         ----------------

         At March 31, 2002, we carried $3.7 million of mortgage servicing rights on our balance sheet, compared to $3.4 million at March 31, 2001 and $3.1 million at December 31, 2001. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $840.9 million at March 31, 2002, $351.6 million at March 31, 2001 and $693.8 million at December 31, 2001. During the first three months of 2002, we sold servicing rights with respect to $638.3 million of mortgage loans carried on our balance sheet at a cost of $2.9 million for a gain of $4.6 million. During the first three months of 2001, we sold servicing rights with respect to $610.9 million of mortgage loans carried on our balance sheet at a cost of $7.7 million for a gain of $2.5 million.

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

         Other Borrowings
         ----------------

         Crescent Bank's other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta, which is priced at the Federal Home Loan Bank of Atlanta daily rate plus 25 basis points. At March 31, 2002, this rate was 2.44%. All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at one-month LIBOR plus 115 to 155 basis points with a floor of 250 basis points, and UBS/Paine Webber, priced at one-month LIBOR plus 100 to 130 basis points. At March 31, 2002, these rates were 3.75% and 3.14%, respectively.

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

         At March 31, 2002, Crescent Bank's leverage ratio was 7.03%. To address the leverage ratio shortcoming, we have enhanced our dividend reinvestment plan and obtained a 46% participation rate, and are pursuing alternative means of raising capital. On November 9, 2001, we completed a $3.5 million offering and sale of trust preferred securities. We also commenced a public offering of $7.5 million of its common stock on May 8, 2002. We are offering 555,555 shares of our common stock at a price of $13.50 per share. The offering is schedule to expire on July 7, 2002, unless we decide to extend it.

         At March 31, 2002, our total consolidated shareholders' equity was $24.8 million, or 6.18% of total consolidated assets, compared to $17.4 million, or 5.45% of total consolidated assets at March 31, 2001, and $22.8 million, or 4.65% of total consolidated assets, at December 31, 2001. The increase in shareholders' equity to total asset ratio in the first three months of 2002 was the result of decrease in total consolidated assets.

         At March 31, 2002, our ratio of total consolidated capital to risk-adjusted assets was 11.19%, 10.53% of which consisted of tangible common shareholders' equity. We paid $143,062, or $.0775 per share, of dividends to our shareholders during the first three months of 2002. A quarterly dividend of $.0775 was declared in April and was paid on May 10, 2002. As of March 31, 2001, our ratio of total consolidated capital to risk-adjusted assets was 8.84%, 8.17% of which consisted of tangible common shareholders' equity, and, as of December 31, 2001, total consolidated capital to risk-adjusted assets was 8.98%, 8.46% of which consisted of tangible common shareholders' equity.

         In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our then outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. Our borrowing under this new line of credit will accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, minus 0.50%. Under the terms of the line of credit, we are required to pay 12 months of interest only, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. We presently expect to use a portion of the net proceeds of our common stock offering to fully repay this line of credit.

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

         As of March 31, 2002, we had various sources of liquidity, distinct from our internal equity and operational financing, that were available to us to support our growth and operations. We have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $9.5 million for the three months ended March 31, 2002. We also maintain warehouse lines of credit from UBS PaineWebber Inc. and Colonial Bank totaling $300 million, available to fund the origination and holding of our mortgage loan business. In addition, we have $11.6 million of federal funds lines that we may access.

         Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $103.1 million, $76.7 million and $104.1 million during the three month period ending March 31, 2002, the three month period ending March 31, 2001, and the twelve month period ending December 31, 2001, representing 44%, 42% and 59% of average deposits for those periods, respectively. Average net non-mortgage loans were 56%, 52% and 59% of average deposits during the three month periods ending March 31, 2002 and March 31, 2001, and the twelve month period ending December 31, 2001, respectively. Average deposits were 59%, 66% and 55% of average interest-earning assets during the three month periods ending March 31, 2002 and March 31, 2001, and the twelve month period ended December 31, 2001, respectively.

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

Item 3)  Quantitative and Qualitative Disclosures about Our Market Risk

         Market risk is the risk of loss arising from adverse changes in fair value of financial instruments due to a change in economic conditions, interest rates, regulations and laws. We are inherently affected by different market risks. Our primary risk is interest rate risk. We do not conduct foreign exchange transactions or trading activities, which would produce price risk.

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

         As of December 31, 2001

         The following table shows our rate sensitive position at December 31, 2001. Approximately 85% of earning assets and 96% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year time period, was $1.3 million, or 0.3% of total assets.

                               Interest Rate Sensitivity Gaps as of December 31,
                                                  2002
                                           Amounts Repricing In
                                           --------------------
                                   0-90 Days       91-365       1-5      Over 5
                                   ---------       ------      ----      ------
                                                   Days        Years     Years
                                                   ----        -----     -----
                                           (millions of dollars)
Interest-earning assets...........  $ 365.1     $  24.7       $ 49.5     $ 19.5
Interest-bearing liabilities......    313.1        75.4         16.8          0
                                    -------     -------       ------     ------
Interest sensitivity gap..........  $  52.0     $ (50.7)      $ 32.7     $ 19.5
                                    =======     =======       ======     ======

         We were in an asset-sensitive position for the cumulative three-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At December 31, 2001, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

         We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At December 31, 2001, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $759 million. Of the mortgage pipeline, we had, as of December 31, 2001, approximately $265 million had interest rate risk. The remaining $494 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of:

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

         As of March 31, 2002
         --------------------

         The following table shows our rate sensitive position at March 31, 2002. Approximately 80% of earning assets and 92% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year time period, was $69.3 million, or 17% of total assets.

                                     Interest Rate Sensitivity Gaps as of
                                                   March 31, 2002
                                               Amounts Repricing In:
                                 0-90       91-365      1-5        Over 5
                                 Days        Days      Years       Years
                                               (dollars in millions)
Interest-earning assets         $272.0      $ 23.6        $50.4    $21.4
Interest-bearing                 214.3        58.9         24.9       --
                                ------      ------        -----    -----
  Liabilities
Interest sensitivity gap        $ 57.7      $(35.3)       $25.5    $21.4

         We were in an asset-sensitive position for the cumulative three-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At March 31, 2002, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

         We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At March 31, 2002, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $688.7 million. Of the mortgage pipeline, we had, as of March 31, 2002, approximately $310.2 million for which we had interest rate risk. The remaining $378.5 million of mortgage loans are not subject to interest rate risk.

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

         On January 1, 2001, we adopted Financial Accounting Standards Board
(FASB) No. 133, "Accounting For Certain Derivative Instruments And Hedging Activities, " and FASB No. 138, "Accounting For Certain Derivative Instruments And Certain Hedging Activities-An Amendment of FASB No. 133" (collectively, "FAS 133"). Under FAS 133, all derivative financial instruments are to be recognized on a company's balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative instrument as either (i) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a "fair value" hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge) or (iii) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders' equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in the net income of the current period. We have three types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133: (i) interest rate lock commitments, (ii) mandatory sales commitments, and (iii) options to deliver mortgage-backed securities. All of these derivative financial instruments are considered to be free-standing derivative instruments.

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

         Through March 31, 2002 the impact on net income, net of tax, was $29,864. The $29,864 FAS 133 effect on net income during the three month period ended March 31, 2002 reflects the change in the fair value of our free standing derivatives of $48,168, net of the related tax effect of $18,304.

         In hedging our mortgage pipeline, we must use a best estimation of the percentage of the pipeline that will not close, which we refer to as the "fallout." Fallout is caused by, among other things, the borrowers' failures to qualify for the loan, construction delays, inadequate appraisal values and changes in interest rates, which are substantial enough for the borrower to seek another financing source. An increasing interest rate environment provides greater motivation for the consumer to lock rates and close loans. Conversely, in a decreasing interest rate environment, the consumer has a tendency to delay locking rates and closing loans in order to obtain the lowest rate. As a result, an increasing interest rate environment generally results in our fallout ratio to be less than in an average market. In a decreasing rate environment, our fallout ratio tends to be greater than in an average market. If our fallout ratio is greater than anticipated, we will have more mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must purchase the loans to meet the mandatory commitment on the secondary market and therefore will have interest rate risk in these loans. If our fallout ratio is less than anticipated, we will have fewer mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must sell the loans on the secondary market without a mandatory commitment and therefore will have interest rate risk in these loans.

         Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate the fallout. While we may use other hedging techniques other than mandatory and optional delivery, our mortgage division's secondary marketing policy does not allow speculation. As of March 31, 2002, we had purchase commitment agreements in place, terminating between April and June of 2002, with respect to an aggregate of approximately $294.5 million to hedge our locked pipeline and mortgage loans held for sale.

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

     Effects of Inflation

         Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and the Federal Reserve increased the interest rate three times in 1999 for a total of 75 basis points in an attempt to control inflation. However, the Federal Reserve also has reduced interest rates on eleven occasions for a total of 475 basis points in 2001.

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

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds -  None

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of Shareholders of the Company was held on April 18, 2002 at which time the following matters were brought before and voted upon by the shareholders:

         1) The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

                                                                      Withhold
                  Name                   Term expiring    For         Authority
                  ----                   -------------    ---         ---------
                  Charles Gehrmann          2005          1,054,677   0
                  J. Donald Boggus, Jr.     2005          1,054,677   0
                  Janie Whitfield           2003          1,054,677   0

         There were no broker non-votes with respect to the election of directors.

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

                                          CRESCENT BANKING COMPANY
                                          ------------------------
                                          (Registrant)







Date: May 15, 2002                        /s/ J. Donald Boggus, Jr.
     -----------------                    -------------------------
                                          J. Donald Boggus, Jr.
                                          President and Chief Executive Officer

Date: May 15, 2002                        /s/ Bonnie Boling
     -----------------                    -----------------
                                          Bonnie Boling
                                          Chief Financial Officer