Form 10-Q
period 2002-06-30
CRESCENT BANKING CO
filed 2002-08-14
CIK 883476

UNITED STATES SECURITY AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file No. 0-20251

Crescent Banking Company
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-1968323
(State of Incorporation)	(I.R.S.Employer Identification No.)

251 Highway 515, Jasper, GA	30143
(Address of principal executive offices)	(Zip code)

(706) 692-2424
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $1 par value per share, 2,429,412 shares issued and outstanding as of August 9, 2002. 6,668 shares are held as treasury stock.

CRESCENT BANKING COMPANY

PART I— FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
Assets
Cash and due from banks	$10,335,727	$11,936,985
Interest bearing deposits in other banks	1,165,603	235,660
Federal fund sold	11,622,000	179,000
Securities available-for-sale	9,908,847	8,931,589
Securities held-to-maturity, at cost (fair value of $10,229,475 and $10,351,765, respectively)	10,228,250	10,414,845
Restricted equity securities	2,220,975	1,920,975
Mortgage loans held for sale	158,695,823	313,467,820

Loans	156,067,657	123,611,401
Less allowance for loan losses	(1,976,547)	(1,596,287)

Loans, net	154,091,110	122,015,114

Premises and equipment, net	6,861,274	6,321,651
Other real estate owned	295,159	332,743
Mortgage servicing rights	5,967,879	3,098,579
Cash surrender value of life insurance	4,997,988	3,634,472
Premium on deposits purchased	518,892	555,956
Derivative assets	—	—
Accounts receivable-brokers and escrow agents	4,637,664	6,024,895
Other assets	2,525,898	1,909,316

Total Assets	$384,073,089	$490,979,600

Liabilities
Deposits
Noninterest-bearing	$40,269,683	$45,718,364
Interest-bearing	189,860,734	176,246,435

Total deposits	230,130,417	221,964,799
Drafts payable	13,920,772	9,424,722
Accrued interest and other liabilities	5,525,247	7,646,141
Derivative liability	353,326	22,846
Other borrowings	99,709,866	229,081,205

Total liabilities	349,639,628	468,139,713

Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,429,038 and 1,847,929 issued, respectively	2,429,038	1,847,929
Surplus	16,403,343	9,414,713
Retained earnings	15,592,687	11,701,721
Less cost of 6,668 shares acquired for the treasury	(36,091)	(36,091)
Accumulated other comprehensive loss	44,484	(88,385)

Total stockholders' equity	34,433,461	22,839,887

Total liabilities and stockholders' equity	$384,073,089	$490,979,600

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Interest income
Interest and fees on loans	2,556,564	2,267,275	4,884,837	4,485,167
Interest and fees on mortgage loans held for sale	1,759,256	2,386,764	4,657,752	4,476,704
Interest on securities:
Taxable	382,776	276,808	743,150	567,528
Nontaxable	3,838	3,838	7,676	7,676
Interest on deposits in other banks	9,806	83,356	17,312	147,512
Interest on Federal funds sold	9,502	98,736	14,532	139,012

	4,721,742	5,116,777	10,325,259	9,823,599

Interest expense
Interest on deposits	1,680,951	2,438,079	3,533,796	4,635,451
Interest on other borrowings	794,121	1,302,022	1,916,139	2,446,386

	2,475,072	3,740,101	5,449,935	7,081,837

Net interest income	2,246,670	1,376,676	4,875,324	2,741,762
Provision for loan losses	265,000	115,000	435,000	230,000

Net interest income after provision for loan losses	1,981,670	1,261,676	4,440,324	2,511,762

Other income
Service charges on deposit accounts	217,248	217,435	413,351	404,389
Mortgage servicing fee income	482,397	157,278	919,394	325,324
Gestation fee income	556,139	71,521	624,335	263,407
Gains on sale of mortgage servicing rights	4,208,537	6,614,895	8,803,226	9,121,335
Gains on sale of mortgage loans held for sale	574,615	221,283	944,365	506,851
Gains on sale of mortgage loans held for sale	143,530	—	143,530	—
Other	104,343	159,797	247,885	285,524

	6,286,809	7,442,209	12,096,086	10,906,830

Other expenses
Salaries and employee benefits	4,175,393	4,876,177	8,306,084	7,822,639
Capitalized loan origination costs	(1,938,378)	(2,479,376)	(4,259,635)	(4,304,569)
Net occupancy and equipment expense	367,932	252,823	755,787	556,541
Supplies, postage, and telephone	447,892	443,239	908,313	814,930
Advertising	142,303	101,883	281,250	197,919
Insurance expense	69,822	54,327	132,249	108,013
Depreciation and amortization	445,142	510,398	875,224	931,959
Legal, professional, outside services	187,310	166,582	551,162	466,964
Director fees	29,725	47,775	91,300	91,300
Mortgage subservicing expense	232,801	78,548	665,872	130,047
Other	874,963	754,482	1,467,890	1,316,042

	5,034,905	4,806,858	9,775,496	8,131,785

Income (loss) before income taxes (benefits) and cumulative effect of a change in accounting principle	3,233,574	3,897,027	6,760,914	5,286,807
Applicable income taxes (benefits)	1,235,349	1,510,099	2,568,571	1,991,865

Income (loss) before cumulative effect of a change in accounting principle	$1,998,225	$2,386,928	$4,192,343	$3,294,942

Cumulative effect of a change in accounting principle	0	0	0	(69,770)

Net income (loss)	1,998,225	2,386,928	4,192,343	3,225,172

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale arising during period	376,430	34,459	132,869	886,075

Comprehensive income (loss)	$2,374,655	$2,421,387	$4,325,212	$4,111,247

Basis earnings (loss) per common share before cumulative effect of a change in accounting principle	$1.00	$1.31	$2.18	$1.77

Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.04)

Basic earnings (loss) per common share	$1.00	$1.31	$1.74	$1.74

Diluted earnings (loss) per common share before cumulative effect of a change in accounting principle	$0.95	$1.29	$2.08	$1.74

Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.04)

Diluted earnings (loss) per common share	$0.95	$1.29	$2.08	$1.70

Cash dividends per share of common stock	$0.0775	$0.0775	$0.1550	$0.1550

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the six months ended June 30,
	2002	2001
Operating Activities
Net Income (loss)	$4,192,343	3,225,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount on securities	(647,078)	(419,345)
Amortization of deposit intangible	37,064	37,064
Amortization of mortgage servicing rights	443,200	397,200
Provision for loan loss	435,000	230,000
Depreciation	432,024	534,759
Gains on sales of mortgage servicing rights	(8,803,226)	(9,121,335)
(Increase) decrease in mortgage loans held for sale	154,771,997	(53,712,777)
Acquisition of mortgage servicing rights	(9,160,872)	(13,118,389)
Proceeds from sales of mortgage servicing rights	14,651,598	22,029,871
Income on life insurance policies	(124,516)	(104,564)
Increase in interest receivable	(760,326)	207,920
Increase (decrease) in accounts receivable	1,387,231	(665,791)
Increase in drafts payable	4,496,050	5,177,737
Increase (decrease) in interest payable	(181,869)	27,864
(Increase) decrease in other assets and liabilities, net	(1,469,498)	3,428,910

Net cash provided by (used in) operating activities	159,699,122	(41,845,704)

Investing Activities
Net increase in interest-bearing deposits in other banks	(929,943)	(10,425,055)
Acquisition of securities held-to-maturity	(422,138)	(4,439,536)
Proceeds from maturities of securities available-for-sale	500,000	2,651,194
Proceeds from maturities of securities held-to-maturity	—	543,857
Acquisition of restricted equity securities/available for sale	(300,000)	—
Purchase of life insurance policies	(1,239,000)	—
Net increase in Federal funds sold	(11,443,000)	(12,786,000)
Net increase in loans	(32,473,412)	(12,351,160)
Purchase of premises and equipment	(971,647)	(469,365)

Net cash used in investing activities	(47,279,140)	(37,276,065)

Financing Activities
Net increase in deposits	8,165,618	34,649,793
Net increase (decrease) in other borrowings	(129,371,339)	49,642,057
Proceeds from the issuance of common stock	7,367,095	0
Proceeds from the exercise of stock options	104,220	92,727
Dividends paid	(286,834)	(281,920)

Net cash provided (used in) by financing activities	(114,021,240)	84,102,657

Net increase (decrease) in cash and due from banks	(1,601,258)	4,980,888
Cash and due from banks at beginning of year	11,936,985	5,120,426

Cash and due from banks at end of period	$10,335,727	$10,101,314

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	5,631,804	7,053,973

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

NOTE 1 — GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the six ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) No. 133, “Accounting For Certain Derivative Instruments And Hedging Activities, “ and FASB No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities- An Amendment of FASB No. 133” (collectively, “FAS 133”). Under FAS 133, all derivative financial instruments are to be recognized on a company’s balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either (i) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a “fair value” hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge) or (iii) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders’ equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivatives instruments, changes in the fair values are reported in the net income of the current period. The Company has three types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133: (i) interest rate lock commitments, (ii) mandatory sales commitments, and (iii) options to deliver mortgage-backed securities. All of these derivative financial instruments are considered to be free-standing derivative instruments.

The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedging transactions.

The primary market risk facing the Company is interest rate risk related to its locked pipeline. The locked pipeline is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale. In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company’s locked pipeline, the Company enters into hedging transactions. The locked pipeline is hedged with mandatory sales commitments or options to deliver mortgage-backed securities that generally correspond with the composition of the locked pipeline. Due to the variability of closings in the locked pipeline, which is driven primarily by interest rates, the Company’s hedging policies require that a percentage of the locked pipeline be hedged with these types of derivative instruments. The Company is generally not exposed to significant losses, nor will it realize significant gains, related to it locked pipeline, due to changes in interest rates, net of gains or losses on associated hedge positions. However, the Company is exposed to the risk that the actual closings in the locked pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the locked pipeline are influenced by many factors, including the composition of the locked pipeline and remaining commitment periods. The Company’s estimated closings are based on historical data of loan closings as influenced by recent developments. The locked pipeline is considered a portfolio of derivative instruments. The locked pipeline, and the associated free-standing derivative instruments used to hedge the locked pipeline, are marked to fair value and recorded as a component of gain on sale of loans in the income statement.

For the six months ended June 30, 2002 the impact on net income, net of tax was $(204,897), compared to the six months ended June 30, 2001 of $108,160. The $(204,897) FAS 133 effect on net income during the six-month period ended June 30, 2002 reflects the change in the fair value of the Company’s freestanding derivatives of $(330,479), net of the related tax effect of $125,582.

NOTE 3 — SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2002, the Company had purchased loans for which it provides servicing with principal balances totaling $896.7 million.

NOTE 4 — EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Six Months Ended June 30, 2002
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share	$4,192,343	1,921,365	$2.18
Effect of dilutive securities stock options	—	95,623
Diluted earnings per share	$4,192,343	2,016,989	$2.08

	Six Months Ended June 30, 2001
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share before cumulative effect of a change in accounting principle	$3,294,942	1,817,318	$1.81
Cumulative effect of a change in accounting principle	$(69,770)	—	$(0.04)

	Six Months Ended June 30, 2001
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share before cumulative effect of a change in accounting principle	$3,294,942	1,817,318	$1.81
Cumulative effect of a change in accounting principle	$(69,770)	—	$(0.04)
Basic earnings per share	$3,225,172	1,817,318	$1.77
Effect of Dilutive securities stock options	—	33,757
Diluted earnings per share before cumulative effect of a change in accounting principle	$3,294,942	1,851,075	$1.78
Cumulative effect of a change in accounting principle	$(69,770)	—	$(0.04)
Diluted earnings per share	$3,225,172	1,851,075	$1.74

	Three Months Ended June 30, 2002
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share	$1,998,225	1,993,567	$1.00
Effect of dilutive securities stock options	—	117,673
Diluted earnings per share	$1,998,225	2,111,240	$0.95

	Three Months Ended June 30, 2001
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share before cumulative effect of a change in accounting principle	$2,386,928	1,819,056	$1.31
Cumulative effect of a change in accounting principle	$—	—	$—
Basic earnings per share	$2,386,928	1,819,056	$1.31
Effect of dilutive securities stock options	—	37,546
Diluted earnings per share before cumulative effect of a change in accounting principle	$2,386,928	1,856,602	$1.29
Cumulative effect of a change in accounting principle	$—	—	$—
Diluted earnings per share	$2,386,928	1,856,602	$1.29

NOTE 5 — SUPPLEMENTAL SEGMENT INFORMATION

Crescent Banking Company (the “Company”) has two reportable segments: commercial banking and mortgages banking. The commercial banking segment provides traditional banking services offered through Crescent Bank & Trust Company (the “Bank”). The mortgage banking segment provides mortgage loan origination and servicing offered through the Bank and Crescent Mortgage Services, Inc. (“CMS”).

The Company evaluates performances based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment revenues and expenses as if the revenue/expenses transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that each offers different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	For the Six Months Ended June 30, 2002
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$5,667,507	$4,657,752	—	$10,325,259
Interest Expense	$2,030,547	$3,419,388	—	$5,449,935

Net Interest income	$3,636,960	$1,238,364	—	$4,875,324

Provision for loan loss	$435,000	—	—	$435,000

Other Revenue from external customers	$739,105	$11,356,981	—	$12,096,086
Other expenses	$2,612,296	$6,691,975	$471,225	$9,775,496
Segment pre-tax earnings/(loss)	$1,328,769	$5,903,370	$(471,225)	$6,760,914

Segment assets	$206,096,540	$177,976,549		$384,073,089

	For the Six Months Ended June 30, 2001
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$5,346,895	$4,476,704	—	$9,823,599
Interest Expense	$2,920,483	$4,161,354	—	$7,081,837

Net Interest income	$2,426,412	$315,350	—	$2,741,762
Provision for loan loss	$230,000	—	—	$230,000
Other Revenue from external customers	$526,766	$10,380,064	—	$10,906,830
Other expenses	$2,136,423	$5,713,132	$282,230	$8,131,785
Segment pre-tax earnings/(loss)	$586,755	$4,982,282	$(282,230)	$5,286,807
Segment assets	$162,837,522	$177,392,621		$340,230,143

	For the Three Months Ended June 30, 2002
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$2,962,486	$1,759,256	—	$4,721,742
Interest Expense	$1,002,759	$1,472,313	—	$2,475,072

Net Interest income	$1,959,727	$286,943	—	$2,246,670

Provision for loan loss	$265,000	—	—	$265,000

Other Revenue from external customers	$427,705	$5,859,104	—	$6,286,809
Other expenses	$1,352,387	$3,406,074	$276,444	$5,034,905
Segment pre-tax earnings/(loss)	$770,045	$2,739,973	$(276,444)	$3,233,574

	For the Three Months Ended June 30, 2001
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$2,730,013	$2,386,764	—	$5,116,777
Interest Expense	$1,566,285	$2,173,816	—	$3,740,101

Net Interest income	$1,163,728	$212,948	—	$1,376,676

Provision for loan loss	$115,000	—	—	$115,000

Other Revenue from external customers	$227,934	$7,214,275	—	$7,442,209
Other expenses	$1,022,276	$3,709,139	$75,443	$4,806,858
Segment pre-tax earnings/(loss)	$254,386	$3,718,084	$(75,443)	$3,897,027

MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For purposes of the following discussion, the words “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc. The words “Crescent,” “Crescent Bank” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively.

Results of Operations

General Discussion of Our Results

A principal source of our revenue comes from net interest income, which is the difference between:

•	income we receive on our interest-earning assets, such as investment securities and loans; and

•	our interest-bearing sources of funds, such as deposits and borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through Crescent Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of fnds, such as non-interest bearing deposits, and our ability to “match” the maturities our assets and liabilities.

Our other principal source of revenue is the fees and income we earn from the origination, holding, servicing and sale of residential first mortgage loans. Revenues from our mortgage banking operations vary significantly due to, among other things:

•	changes in the economy, generally, but particularly changes in interest rates on mortgage loans;

•	decreases in interest rates which generally increase our mortgage banking revenues as a result of increased volumes of mortgage loans;

•	increases in interest rates which generally result in lower mortgage banking revenues due to decreased volumes of mortgage loans; and

•	the spread we earn on the sale of mortgage servicing rights which fluctuates with the level of interest rates and anticipated changes in rates.

Interest Income

We had total interest income of $10.3 million for the six months ended June 30, 2002, compared to $9.8 million for the six months ended June 30, 2001. This 5% increase in interest income is primarily attributable to an increase in commercial bank loan portfolio partially offset by a lower yield on interest earning assets.

We had total interest income of $4.7 million for the quarter ended June 30, 2002, compared to $5.1 million for the quarter ended June 30, 2001. This 8% decrease in interest income is primarily attributable to a lower yield on interest earning assets resulting from the declining interest rate environment during 2001, which was offset partially by a higher volume of commercial bank loans. For the three months ending June 30, 2002, interest-earning assets had an average yield of 5.66% compared to 5.88% for the three months ending June 30, 2001.

Interest Expense

Our total interest expense for the six months ended June 30, 2002 amounted to $5.5 million, compared to $7.1 million for the six months ended June 30, 2001. This 23% decrease resulted from the declining rate environment that occurred during 2001 partially offset by the growth of our deposits. In the six month periods of 2002 and 2001, interest expense accounted for 35% and 46% of total expenses. The decrease in the percentage of interest expense to total expense resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

Our total interest expense for the quarter ended June 30, 2002 amounted to $2.5 million, compared to $3.7 million for the quarter ended June 30, 2001. This 32% decrease primarily resulted from the declining rate environment that occurred during 2001 partially offset by the growth of our deposits. In second quarters of 2002 and 2001, interest expense accounted for 32% and 43% of total expenses. The decrease in the percentage of interest expense to total expense resulted from the growth of other operating expenses.

Net Interest Income

Our net interest income for the first six months of 2002 was $4.9 million. The key performance measure for net interest income is the “net interest margin,” which is equal to net interest income divided by average interest-earning assets. Our net interest margin during the first six months of 2002 was 2.66%. Interest spread, which represents the difference between our average yields on interest-earning assets and our average rates paid on interest-bearing liabilities, was 2.21%. Net interest income, net interest margin and interest spread for the first six months of 2001 were $2.7 million, 2.63%, and 2.38%, respectively. The increase in net interest income resulted primarily from the growth of commercial bank loan portfolio. The improvement in net interest margin is indicative of our balance sheet being asset sensitive in the short term during 2001 when rates were decreasing. See “Item 3) Quantitative and Qualitative Disclosures About Our Market Risk.” Our net interest income for the quarter ended June 30, 2002 was $2.2 million compared to $1.4 million for the quarter ended June 30, 2001. The increase in net interest income resulted primarily from the growth of earning assets.

Loan Loss Provisions

We made a provision to the allowance for loan losses of $435,000 in the first six months of 2002. During the first six months of 2002, Crescent Bank charged-off, net of recoveries, $54,740 of loans to the allowance for loan losses. In the first six months of 2001, we made provisions to the allowance for loan losses in the amount of $230,000 and Crescent Bank charged-off, net of recoveries, $134,641 of loans to the allowance for loan losses. Crescent Bank’s determination of the allowance for loan losses is affected by various factors, including changes in loan concentrations, trends in non-performing loans, the comparison of the allowance to the historical net charge off experience and economic conditions and risks that affect Crescent Bank. The amount of the provision for loan losses increased, in part, between the provisions for the six month period ended June 30, 2002 and the provisions for the six month period ended June 30, 2001 because our growth in our commercial banking loan portfolio in the first six months of 2002 of $32.5 million was stronger than our commercial banking loan growth in the first six months of 2001 of $12.1 million. As a result of the increase in commercial banking loan growth, we adjusted our allowance for loan losses to reflect for our historical experience with various borrowers.

The allowance for loan losses as a percentage of total non-mortgage loans was 1.27% at June 30, 2002, 1.29% at December 31, 2001 and 1.38% at June 30, 2001. From December 31, 2001 to June 30, 2002, however, net charge-offs to average non-mortgage loans outstanding decreased from 0.27% at December 31, 2001 to 0.04% at June 2002. While net charge-offs declined, the allowance was increased during 2002 to reflect potential problem loans and loans 90 days or more past due. Potential problem loans to total non-mortgage loans was 1.89% as of

June 30, 2002 and 1.62% as of June 30, 2001.

Net charge-offs as a percentage of average commercial outstanding loans was .04% at June 30, 2002, 0.27% for the twelve months ending December 31, 2001 and 0.10% at June 30, 2001. While net charge-offs to average commercial banking loans trended downward in the first six months of 2002, commercial banking loans past due 90 days or more was 0.79% at June 30, 2002, 0.68% at December 31, 2001 and 0.49% at June 30, 2001. The trend reflected in the increase in commercial banking loans past 90 days or more is also apparent in the potential problem loan to total loan ratio of 1.89% at June 30, 2002 compared to 1.80% at June 30, 2001. The increase in 2002 in commercial banking loans past due 90 days or more and potential problem loans relates to two credit relationships totaling $959,274 and $1,069,772. The Bank is not anticipating a loss with these relationships.

Other Income

Our other income was $12.1 million in the first six months of 2002 compared to $10.9 million in the first six months of 2001. The increase in other income was primarily related to the increase of mortgage servicing fee income and gestation fees we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Our other income was $6.3 million in the second quarter of 2002 compared to $7.4 million in the second quarter of 2001. The decrease in other income was related to the decrease of gains on the sale of mortgage servicing rights we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Other Operating Expenses

Other operating expenses increased to $9.8 million in the first six months of 2002 from $8.1 million in the first six months of 2001. The increase in other operating expenses was related to the increase in volume of our mortgage operation, as described below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.”

Other operating expenses increased to $5.0 million in the second quarter of 2002 from $4.8 million in the second of 2001. The increase in other operating expenses was related to the growth of our commercial banking operation, as described below under “—Results of Operations—Results of Our Commercial Banking Business.”

Net Income

We had net income of $4.2 million for the six months ending June 30, 2002, compared to net income of $3.2 million for the six months ending June 30, 2001. The increase in net income primarily resulted from the increase in mortgage fee income as well as the growth of our commercial banking operation and corresponding improvement in net interest income. See below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.” Income tax as a percentage of pretax net income was 38% for the first six months of 2002 and 2001.

We had net income of $2.0 million for the quarter ending June 30, 2002, compared to net income of $2.4 million for the quarter ending June 30, 2001. The decreases in net income primarily resulted from the decrease in mortgage production and resulting gains on the sale of mortgage servicing rights partially offset by the growth of our commercial banking operation. See below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.” Income tax as a percentage of pretax net income was 38% and 39% for the second quarter of 2002 and 2001, respectively.

Results of Our Commercial Banking Business

Interest Income

We had interest income of $5.7 million for the six months ended June 30, 2002 compared to $5.3 million for the six months ended June 30, 2001. This increase in interest income is attributable to the increase in interest-

earning assets resulting from the growth of our commercial bank loan portfolio, partially offset by lower interest rates on such loans.

We had interest income of $3.0 million for the quarter ended June 30, 2002 compared to $2.7 million for the quarter ended June 30, 2001. This increase in interest income is attributable to the increase in interest-earning assets resulting from the growth of our commercial bank loan portfolio, partially offset by lower interest rates.

Interest Expense

Our interest expense related to the commercial banking business for the six months ended June 30, 2002 amounted to $2.0 million compared to $2.9 million for the six months ended June 30, 2001. This decrease was result of lower interest rates partially offset by a 4% increase in our deposits during the first six months of 2002. In the first six months 2002 and 2001, interest expense accounted for 40% and 55% of our total commercial banking business expenses, respectively. The decline of interest expense as a percentage of total business expenses was the result of the decline in interest expense during 2002.

Our interest expense related to the commercial banking business for the quarter ended June 30, 2002 amounted to $1.0 million compared to $1.6 million for the quarter ended June 30, 2001. This decrease was result of lower interest rates partially offset by the increase in our deposits during the second quarter 2002. In the second quarter 2002 and 2001, interest expense accounted for 38% and 58% of our total commercial banking business expenses, respectively. The decline of interest expense as a percentage of total business expenses was the result of the decline in interest expense during 2002.

Net Interest Income

Our net interest income for the commercial banking segment for the first six months of 2002 was $3.6 million. The related net interest margin during the first six months of 2002 was 2.87%, while interest spread was 2.30%. Net interest income, net interest margin and interest spread for commercial banking for the first six months of 2001 were $2.4 million, 2.75%, and 2.64%, respectively. The increase in net interest income is related to the decline in interest expense as well as the higher volume of commercial banking loans. The improvement in net interest margin is indicative of our balance sheet being asset sensitive in the short term during 2001 when rates were decreasing. Our net interest income for the commercial banking segment for the second quarter of 2002 was $2.0 million compared to the second quarter of 2001 of $1.2 million.

Other Income

Our other income related to the commercial banking segment was $739,105 in the first six months of 2002 compared to $526,766 in the first six months of 2001. The increase in other income for the six-month period 2002 was primarily due to an increase in fee income from deposit accounts as well as gains on the sale of SBA loans.

Our other income related to the commercial banking segment was $427,705 in the second quarter of 2002 compared to $227,934 in the second quarter of 2001. The increase in other income for the second quarter 2002 was primarily due to an increase in fee income from deposit accounts as well as gains on the sale of SBA loans.

Other Operating Expenses

Other operating expenses related to our commercial banking business increased to $2.6 million in the first six months of 2002 from $2.1 million in the first six months of 2001. This increase in other operating expenses was caused by an increase in staff and overhead expenses related to Crescent Bank’s commercial banking growth in its various markets.

Other operating expenses related to our commercial banking business increased to $1.4 million in the second quarter of 2002 from $1.0 million in the second quarter of 2001. This increase in other operating expenses was caused by an increase in staff and overhead expenses related to Crescent Bank’s commercial banking growth in its various markets.

Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At June 30, 2002, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $967,861, as compared to $537,142 at June 30, 2001. This increase in loan fees was the result of the growth in the Bank’s commercial banking loan portfolio.

Pretax Net Income

Our commercial banking business had pre-tax net income of $1.3 million for the six months ending June 30, 2002, compared to pre-tax income of $586,755 for the six months ending June 30, 2001. Pre-tax income has been favorably affected by the higher volume of commercial banking loans as well as the improvement in the net interest income.

Our commercial banking business had pre-tax net income of $770,045 for the three months ending June 30, 2002, compared to pre-tax income of $254,386 for the three months ending June 30, 2001. Pre-tax income has been favorably affected by the higher volume of commercial banking loans as well as the improvement in the net interest income.

Results of Our Mortgage Banking Business

We experienced significant changes in mortgage loan production in 2001 and the first six months of 2002 that were directly related to changes in interest rates. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points. We closed $1.6 billion of mortgage loans during each of the first six months of 2002 and 2001.

Interest Income

We had mortgage banking interest income of $4.7 million for the first six months of June 30, 2002 compared to $4.5 million for the first six months of June 30, 2001. We had mortgage banking interest income of $1.8 million for the three months ended June 30, 2002 compared to $2.4 million for the three months ended June 30, 2001. This 25% decrease in interest income is attributable to the lower volume of mortgage production in the second quarter 2002, as well as the lower interest rate environment in 2002. We had mortgage production of $720.9 million for the second quarter 2002 compared to $881.8 million in the second quarter 2001.

Interest Expense

We had mortgage banking interest expense of $3.4 million for the six months ended June 30, 2002 and $4.2 million for the six months ended June 30, 2001. The decrease resulted from lower volumes of mortgage loans as well as lower interest rates. In the first six months of 2002 and 2001, mortgage banking interest expense accounted for 37% and 46% of total mortgage expenses, respectively. The decrease in the percentage of interest expense resulted from the lower interest rates and our growth of other operating expenses, principally incurred to support our mortgage banking growth.

We had mortgage banking interest expense of $1.5 million for the three months ended June 30, 2002 and $2.2 million for the three months ended June 30, 2001. The decrease resulted from lower interest rates. In the second quarter of 2002 and 2001, mortgage banking interest expense accounted for 30% and 37% of total mortgage expenses, respectively. The decrease in the percentage of interest expense resulted from the lower interest rates and our growth of other operating expenses, principally incurred to support our mortgage banking growth.

Net Interest Income

Our net interest income from our mortgage banking operations for the first six months of 2002 was $1.2 million. The net interest margin during the first three months of 2002 was 1.17%. The interest spread for the same period was 0.67%. Comparatively, interest income, net interest margin and interest spread from mortgage banking for the first six months of 2001 were $315,350, 0.15%, and 0.12%, respectively. The improvement in net interest income, the net interest margin and interest spread was a result of the improved spread between the long-term interest rates received on mortgage loans held for sale and the short-term interest rates relative to our funding cost in the first six months of 2002. Our net interest income from our mortgage banking operations for the second quarter of 2002 was $286,943 compared to $212,948 for the second quarter 2001.

Other Income

Other income from our mortgage banking business was $11.4 million in the first six months of 2002 compared to $10.4 million in the first six months of 2001. The increase in other income was related to the increase of mortgage servicing fees and gestation fee income partially offset by a decrease in the gains on the sale of mortgage servicing rights. During the first six months of 2002, we sold servicing rights with respect to $1.2 billion of mortgage loans for a gain of $8.8 million, or a spread on the sale of servicing of 0.75%. This compares to the first six months of 2001 in which we sold servicing rights with respect to $1.4 billion of mortgage loans for a gain of $9.1 million, or a spread on the sale of servicing of 0.68%. The decrease in the volume of mortgage servicing rights sold resulted primarily from our retaining a slightly higher percentage of the mortgage servicing rights generated. The retention of the mortgage servicing rights also resulted in the increase in the mortgage servicing fee income. We held servicing rights with respect to loans with unpaid principal balances totaling $896.7 million at June 30, 2002 compared to $461.9 million at June 30, 2001. We currently plan to sell a portion of the servicing rights retained during 2002, although there can be no assurance as to the volume our loan acquisition or that a premium will be recognized on the sales.

Other income from our mortgage banking business was $5.9 million in the second quarter of 2002 compared to $7.2 million in the second quarter of 2001. The decrease in other income was related to the decrease of gains on the sale of mortgage servicing rights. During the second quarter of 2002, we sold servicing rights with respect to $594.0 million of mortgage loans for a gain of $4.2 million, or a spread on the sale of servicing of 0.71%. This compares to the second quarter of 2001 in which we sold servicing rights with respect to $740.4 million of mortgage loans for a gain of $6.6 million, or a spread on the sale of servicing of 0.89%.

Gestation fee income is generated from our sale of mortgage loans to securities brokers who are gestation lenders pursuant to a repurchase agreement. Under the agreement, we sell mortgage loans and simultaneously assign the related forward sale commitments to a securities broker. We continue to receive fee income from the securities broker until the loan is delivered into the forward commitment. Alternatively, we sell loans on an individual basis in the cash market and subsequently pair off the forward sale commitment. In this case, we do not receive any gestation fee income, which is income derived from the spread between the fee we received on the mortgage loan and the fee charged by the security broker during the holding or “gestation” period, prior to our sale of the loan.

Other Operating Expenses

Other mortgage banking operating expenses increased to $6.7 million in the first six months of 2002 from $5.7 million in the first six months of 2001. This increase in other operating expenses was related to the increase in mortgage sub-servicing expense relating the volume of the mortgage servicing portfolio. Mortgage sub-servicing expenses total $665,872 for the six months ended June 30, 2002 compared to $130,047 for the six months ended June 30, 2001.

Other mortgage banking business operating expenses decreased to $3.4 million in the second quarter of 2002 from $3.7 million in the second quarter of 2001. This decrease in other operating expenses was related to the decrease in volume of the mortgage production in the second quarter of 2002.

Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91,

“Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At June 30, 2002, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $3.4 million, as compared to $3.8 million at June 30, 2001.

Pretax Net Income

The mortgage banking segment had pre-tax net income of $5.9 million for the six months ending June 30, 2002, compared to a pre-tax income of $5.0 million for the six months ending June 30, 2001. The favorable increase in net income was primarily the result of the improvement in the net interest income.

The mortgage banking segment had pre-tax net income of $2.7 million for the three months ending June 30, 2002, compared to a pre-tax income of $3.7 million for the three months ending June 30, 2001. The decrease in net income was primarily the result of the decrease in gain on the sale of mortgage servicing rights.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

During the first six months of 2002, our total assets decreased 22% from $490.9 million as of December 31, 2001 to $384.1 million as of June 30, 2002. This decrease in total assets in the first six months of 2002 was primarily the result of a 49% decrease in mortgage loans held for resale, or a decrease of $154.8 million. The decrease in mortgage loans held for sale is the result of the decline in mortgage production. Mortgage production for the month of December 2001 of $419.8 compared to $235.2 million for the month of June 2002. Our decrease in total assets in the first six months of 2002 corresponded with a $129.4 million, or 56%, decrease in other borrowings. At June 30, 2001, we had total assets of $340.2 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2002, interest-earning assets totaled $349.9 million and represented 91% of total assets. This represents a 20% decrease from December 31, 2001 when earning assets totaled $458.8 million, or 93%, of total assets. The decrease in earning assets resulted primarily from the $154.8 million decrease of residential mortgage loans held for sale. The absolute volume of both our commercial banking loans and our residential mortgage loans held for sale, as well as the volume of each as a percentage of total interest-earning assets, serve as important determinants of our net interest margin. For detail with respect to each of our business segments, see “Financial Condition—Financial Condition of Our Commercial Banking Business” and “Financial Condition—Financial Condition of Our Mortgage Banking Business” below. At June 30, 2001, our interest-earning assets totaled $310.8 million and represented 91% of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under “Financial Condition—Financial Condition of Our Commercial Banking Business.” We have no allowance for the portfolio of mortgage loans held for sale.

Fixed Assets

At June 30, 2002, our fixed assets, consisting of land, building and improvements, and furniture and equipment, totaled $6.9 million, compared to fixed assets of $6.3 million at December 31, 2001. At June 30, 2001, we had $6.2 million of fixed assets. The Bank completed a new office in Cartersville, Georgia during the second quarter 2002.

In 1999, Crescent Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At June 30, 2002, the total cash value of the life insurance was $5.0 million.

At June 30, 2002, our accounts receivable-broker and escrow agents decreased to $4.6 million from $6.0 million at December 31, 2001. This account receivable relates to our flow mortgage servicing rights sales and, therefore, the decrease in the accounts receivable is directly related to the decrease from December 31, 2001 to June 30, 2002 in our mortgage production and related sale of servicing rights.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first six months of 2002, our average commercial banking loans were $137.8 million. These loans constituted 37% of our average consolidated earning assets, and 34% of our average consolidated total assets. For the six month period ended June 30, 2001, we had average commercial banking loans of $98.0 million, or 32%, of our average consolidated earning assets, and 29% of our average consolidated total assets. For the twelve month period ended December 31, 2001, we had average commercial banking loans of $104.3 million, or 33%, of our average consolidated earning assets, and 30% of our average consolidated total assets. The 32% increase in average commercial banking loans experienced by Crescent Bank during the six month period ending June 30, 2002 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Crescent Bank maintains its allowance for loan losses at a level that it believes is adequate to absorb risks of loss in the loan portfolio. In determining the appropriate level of the allowance for loan losses, management applies a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is graded:

(1)     at the time of the loan’s origination;

(2)    at each of Crescent Bank’s loan review meetings; and

(3)    at any point in time when payments due under the loan are delinquent.

Crescent Bank’s grading system is similar to the grading systems used by bank regulators in analyzing loans. To grade a loan, Crescent Bank considers:

(1)    the value of collateral;

(2)    the relative risk of the loan, based upon the financial strength and creditworthiness of the borrower;

(3)    prevailing and forecasted economic conditions; and

(4)    Crescent Bank’s historical experience with similar loans.

The actual grading is performed by loan officers and reviewed and approved by the loan committee. After grading each of the loans, management reviews the overall grades assigned to the portfolio as a whole and attempts to identify, and determine the effect of, potential problem loans.

The general component of the methodology involves an analysis of actual loan loss experience, a comparison of the actual loss experience of banks in Crescent Bank’s peer group, and assumptions about the economy generally. Management also considers the regulatory guidance provided by the Federal Financial Institution Examination Council’s Interagency Policy Statement on Allowance for Loan Losses Methodologies, as well as other widely accepted guidance for banks and savings institutions generally.

Crescent Bank’s management applies both the specific and general components of the methodology, together with regulatory guidance, to determine an appropriate level for the allowance for loan losses. Crescent Bank also hires independent loan review consultants on a semi-annual basis to review the quality of the loan portfolio and the adequacy of the allowance for loan losses. The provision for loan losses during a particular period is a charge to earnings in that period in order to maintain the allowance for loan losses at a level that is estimated to be adequate to cover the risk of loss in the loan portfolio based upon the methodology.

Crescent Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from Crescent Bank’s.

While it is Crescent Bank’s policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses, which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The allowance for loan losses totaled $2.0 million, or 1.27% of total commercial banking loans, at June 30, 2002, $1.4 million, or 1.42% of total commercial banking loans, at June 30, 2001, and $1.6 million, or 1.29% of total loans, at December 31, 2001. The increase in the allowance for loan losses during the first six months of 2002 was primarily the result of the provision for loan loss of $435,000. The increase in the allowance for loan losses corresponds to the $32.5 million increase we experienced in commercial banking loans in the first six months of 2002. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at June 30, 2002 was adequate at that time to cover risk of losses in our commercial banking loan portfolio; however, our judgment is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be realized. There is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losswill not be required. As a result of a weaker economy generally, and the slowdown in the economy and uncertainties created by the September 11, 2001 terrorist attacks and the war against terrorism as well as adverse trends in potential problem loans and non-accrual loans, additions to the allowances and charge-offs may become necessary.

Crescent Bank’s policy is to discontinue the accrual of interest on loans which are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive the interest. As of June 30, 2002, Crescent Bank had $1.2 million of commercial banking loans contractually past due more than 90 days, $1.3 million of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. One borrower with a relationship of $959,274 attributed to increase in non-accrual loans. As of June 30, 2001 and December 31, 2001, Crescent Bank had $257,886 and $509,526 of commercial banking loans contractually past due more than 90 days, respectively. One borrower with a relationship of $1,069,772 attributed to increase in loans past due 90 days or more loans as of June 30, 2002.

As of June 30, 2001, Crescent Bank had $61,828 of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of December 31, 2001, Crescent Bank had no commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings

Total Non-Performing Commercial Banking Loans

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Our non-performing commercial banking loans at June 30, 2002 amounted to $1.3 million compared to $61,828 at June 30, 2001. If we add real estate acquired by foreclosure and held for sale of $295,159 to our non-performing commercial banking loans, it results in total non-performing commercial assets of $1.6 million at June 30, 2002. This compares to total non-performing commercial assets of $214,472 at June 30, 2001 and $332,743 at December 31, 2001. Crescent Bank is currently holding the foreclosed properties for sale.

The chart below represents Crescent Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms.

	June 30,	June 30,	December 31,
	2002	2001	2001
Non-performing commercial banking loans (1)	$1,299,317	$61,828	$—

Foreclosed properties related to commercial banking loans	295,159	152,644	332,743

Total non-performing commercial
Assets	1,594,476	214,472	332,743

Commercial banking loans 90 days or more past due on accrual status	$1,234,705	$257,886	$509,526

Potential problem commercial banking loans (2)	$2,963,776	$1,705,345	$1,494,302

Potential problem commercial loans/total commercial banking loans	1.89%	1.62%	1.21%

Non-performing commercial assets/total commercial banking loans and foreclosed properties	0.83%	0.20%	0.27%

Non-performing commercial assets and commercial banking loans 90 days or more past due on accrual status/total commercial banking loans and foreclosed properties	1.02%	0.45%	0.68%

(1)	Defined as non-accrual commercial banking loans and renegotiated commercial banking loans.
(2)	Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

Crescent Bank invests in U.S. Government and government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $23.5 million at June 30, 2002, compared to $29.7 million at June 30, 2001 and $21.5 million at December 31, 2001. Unrealized gains/(losses) on securities amounted to 75,364 at June 30, 2002, and $14,282 and ($147,308) at June 30, 2001 and December 31, 2001, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. At June 30, 2002, Crescent Bank had federal funds sold of $11.6 million, compared to $13.6 million at June 30, 2001 and $179,000 at December 31, 2001.

Total Commercial Deposits

Crescent Bank’s commercial deposits totaled $230.1 million, $196.8 million and $222.0 million at June 30, 2002, June 30, 2001 and December 31, 2001, respectively, representing an increase of 3.6% over the six-month period ended June 30, 2002. Commercial deposits averaged $209.6 million during the six-month period ended June 30, 2002, $198.0 million during the six-month period ended June 30, 2001 and $177.3 million during the twelve-month period ended December 31, 2001. Interest-bearing deposits represented 83% of total deposits at June 30, 2002, compared to 86% at June 30, 2001 and 79% at December 31, 2001. Certificates of deposit comprised 71% of total interest-bearing deposits for June 30, 2002, compared to 75% at June 30, 2001 and 72% at December 31, 2001. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates and increases in interest rates, generally. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had $7.7 million of brokered deposits as of June 30, 2002 compared to $6.8 million and $496,000 million at June 30, 2001 and December 31, 2001, respectively.

Financial Condition of Our Mortgage Banking Business

Average Mortgage Loans Held for Sale

During the first six months of 2002, average mortgage loans held for sale amounted to $206.9 million and constituted 56% of average consolidated earning assets, and 50% of average consolidated total assets. Average mortgage loans held for sale during the first six months of 2001 of $177.3 million constituted 58% of average consolidated interest-earning assets and 53% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2001 of $186.7 million constituted 58% of average consolidated interest-earning assets and 53% of average consolidated total assets. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

We carry our mortgage loans held for sale at the lower of aggregate cost or market price and therefore we do not maintain a reserve for mortgage loans. We do have default and foreclosure risk during the short-term holding period of the mortgages held for sale, which is inherent to the residential mortgage industry. We are at risk for mortgage loan defaults from the time we fund a loan until the time that loan is sold or securitized into a mortgage-backed security, which is generally 15 days after funding. When we sell a loan, we typically make representations and warranties to the purchasers and insurers that we have properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. We rely on our underwriting department to ensure compliance with individual investor standards prior to the sale of loans, and we rely on our quality control department to randomly test loans that we have sold. Purchasers of our loans typically conduct their own review of the loans, and we may be liable for unpaid principal and interest on defaulted loans if we have breached our representations and warranties. In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly make representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we consider this practice to be customary and routine. At June 30, 2002, we had $2.6 million of mortgage loans for which we had potential indemnification or repurchase obligations resulting from breaches of our representations and warranties. These loans represent approximately 0.16% percent of our total loan production and, of these loans, $1.2 million were past due 90 days or more. In the event that the purchaser of these loans experiences any losses with respect to the loans, we would be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. Although we regularly face potential indemnification and repurchase obligations with respect to mortgage loans that we have sold, we have not historically incurred any significant indemnification losses. As a result, we do not maintain a reserve for this purpose.

Our mortgage banking segment acquires residential mortgage loans from small retail-oriented originators through CMS and the mortgage division of Crescent Bank. Crescent Bank acquires conventional loans in the Southeast United States while CMS acquires conventional and FHA/VA loans in the Northeast, Midatlantic and Midwest United States and FHA/VA loans in the Southeast United States.

Crescent Bank acquires residential mortgage loans from approximately 524 small retail-oriented originators in the Southeast United States through various funding sources, including Crescent Bank’s regular funding sources, a $55 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million repurchase agreement with UBS/Paine Webber. CMS acquires residential mortgage loans from approximately 627 small retail-oriented originators in the Southeast, Northeast, Midatlantic and Midwest United States through various funding sources, including a $250 million line of credit from UBS/Paine Webber, a $50 million line of credit from Colonial Bank, and a $75 million repurchase agreement from UBS/Paine Webber. Under the repurchase agreements, we sell our mortgage loans and simultaneously assign the related forward sale commitments to UBS/Paine Webber. The majority of our mortgage loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being “warehoused” for 10 to 30 days. We purchase loans that we believe will meet secondary market criteria, such as loans providing for amount limitations and loan-to-value ratios that would qualify for resales to Freddie Mac, Fannie Mae and Ginnie Mae. To the extent that we retain the servicing rights on the mortgage loans that we resell, we collect annual servicing fees while the loan is outstanding. We sell a portion of our retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of our mortgage banking business and its contribution to net income. We currently pay a third party subcontractor to perform servicing functions with respect to loans we sell, but where we retain the servicing.

Total Mortgage Loan Acquisitions and Resales

During the first six months of 2002, we acquired $1.6 billion of mortgage loans, and we sold $1.7 billion of these mortgage loans in the secondary market. At June 30, 2002, we carried $158.7 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans. During the first six months of 2001, we acquired $1.6 billion of mortgage loans while we sold in the secondary market $1.4 billion of mortgage loans. At June 30, 2001, we carried $162.6 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans.

Servicing Rights

At June 30, 2002, we carried $6.0 million of mortgage servicing rights on our balance sheet, compared to $3.4 million at June 30, 2001 and $3.6 million at December 31, 2001. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $896.7 million at June 30, 2002, $461.9 million at June 30, 2001 and $693.8 million at December 31, 2001. During the first six months of 2002, we sold servicing rights with respect to $1.2 billion of mortgage loans carried on our balance sheet at a cost of $5.8 million for a gain of $8.8 million. During the first six months of 2001, we sold servicing rights with respect to $1.4 million of mortgage loans carried on our balance sheet at a cost of $12.9 million for a gain of $9.1 million.

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

Other Borrowings

Crescent Bank’s other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta, which is priced at the Federal Home Loan Bank of Atlanta daily rate plus 25 basis points. At June 30, 2002, this rate was 2.15%. All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at one-month LIBOR plus 115 to 155 basis points with a floor of 250 basis points, and UBS/Paine Webber, priced at one-month LIBOR plus 100 to 130 basis points. At June 30, 2002, these rates were 3.75% and 3.19%, respectively.

Capital and Liquidity

Our capital adequacy is measured by risk-based and leverage capital guidelines. Developed by regulatory authorities to establish capital requirements, the risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised Crescent Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. Crescent Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At June 30, 2002, Crescent Bank’s leverage ratio was 8.62%.

On November 9, 2001, we completed a $3.5 million offering and sale of trust preferred securities. We also completed a public offering of 555,555 of our common stock on June 19, 2002. The Company received net proceeds from the offering of common stock of approximately $7.3 million

At June 30, 2002, our total consolidated shareholders’ equity was $34.4 million, or 8.96% of total consolidated assets, compared to $19.7 million, or 5.80% of total consolidated assets at June 30, 2001, and $22.8 million, or 4.65% of total consolidated assets, at December 31, 2001. The increase in shareholders’ equity to total asset ratio in the first six months of 2002 was the result of the two capital offerings, as well as the decrease in total consolidated assets.

At June 30, 2002, our ratio of total consolidated capital to risk-adjusted assets was 15.11%, 14.36% of which consisted of tangible common shareholders’ equity. We paid $286,834, or $0.155 per share, of dividends to our shareholders during the first six months of 2002. A quarterly dividend of $.0775 was declared in July, payable on August 15, 2002 to shareholder of record August 5, 2002. As of June 30, 2001, our ratio of total consolidated capital to risk-adjusted assets was 9.54%, 8.87% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2001, total consolidated capital to risk-adjusted assets was 8.98%, 8.46% of which consisted of tangible common shareholders’ equity.

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

As of June 30, 2002, we had various sources of liquidity, distinct from our internal equity and operational financing, that were available to us to support our growth and operations. We have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $7.8 million for the six months ended June 30, 2002. We also maintain warehouse lines of credit from UBS PaineWebber Inc. and Colonial Bank totaling $290 million, available to fund the origination and holding of our mortgage loan business. In addition, we have $11.6 million of federal funds lines that we may access.

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $111.6 million, $79.4 million and $104.1 million during the six month period ending June 30, 2002, the six month period ending June 30, 2001, and the twelve month period ending December 31, 2001, representing 53%, 42% and 59% of average deposits for those periods, respectively. Average net non-mortgage loans were 65%, 52% and 59% of average deposits during the six month periods ending June 30, 2002 and June 30, 2001, and the twelve month period ending December 31, 2001, respectively. Average deposits were 57%, 66% and 55% of average interest-earning assets during the six month periods ending June 30, 2002 and June 30, 2001, and the twelve month period ended December 31, 2001, respectively.

Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. In addition to the borrowing sources related to the mortgage operations. Crescent Bank’s liquidity position has also been enhanced by the operations of their mortgage division due to the investment of funds in short-term assets in the form of mortgages held for sale. Once funded, mortgages will generally be held by Crescent Bank for a period of 10 to 30 days. We believe Crescent Bank’s liquidity sources are adequate to meet its operating needs in the foreseeable future. Similarly, CMS’ liquidity is adequate for its operations due to its investment in the short-term mortgage loans it holds for resale.

(Item 3)    Quantitative and Qualitative Disclosures about Our Market Risk

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

	Interest Rate Sensitivity Gaps as of December 31, 2002
	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(millions of dollars)
Interest-earning assets	$365.1	$24.7	$49.5	$19.5
Interest-bearing liabilities	313.1	75.4	16.8	0

Interest sensitivity gap	$52.0	$(50.7)	$32.7	$19.5

We were in an asset-sensitive position for the cumulative six-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At December 31, 2001, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At December 31, 2001, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $759 million. Of the mortgage pipeline, we had, as of December 31, 2001, approximately $265 million had interest rate risk. The remaining $494 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of:

•	loans under contract to be placed with a private investor through a best efforts agreement, where the investor purchases the loans from us at the contractual loan rate;

•	loans with floating interest rates which close at the current market rate; and

•	loans where the original fixed interest rate commitment has expired and which will be repriced at the current market rate.

As of June 30, 2002

The following table shows our rate sensitive position at June 30, 2002. Approximately 75% of earning assets and 88% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year time period, was $7.5 million, or 2% of total assets.

	Interest Rate Sensitivity Gaps as of June 30, 2002
	Amounts Repricing In:
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(dollars in millions)
Interest-earning assets	$228.7	$33.9	$61.5	$25.8
Interest-bearing	172.0	83.1	34.5	—

Liabilities
Interest sensitivity gap	$56.7	$(49.2)	$27.0	$25.8

We were in an asset-sensitive position for the cumulative six-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At June 30, 2002, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At June 30, 2002, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $791.4 million. Of the mortgage pipeline, we had, as of June 30, 2002, approximately $436.7 million for which we had interest rate risk. The remaining $354.7 million of mortgage loans are not subject to interest rate risk.

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

On January 1, 2001, we adopted Financial Accounting Standards Board (FASB) No. 133, “Accounting For Certain Derivative Instruments And Hedging Activities, “ and FASB No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities-An Amendment of FASB No. 133” (collectively, “FAS 133”). Under FAS 133, all derivative financial instruments are to be recognized on a company’s balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative instrument as either (i) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a “fair value” hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge) or (iii) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders’ equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in the net income of the current period. We have six types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133: (i) interest rate lock commitments, (ii) mandatory sales commitments, and (iii) options to deliver mortgage-backed securities. All of these derivative financial instruments are considered to be free-standing derivative instruments.

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

Through June 30, 2002 the impact on net income, net of tax, was $(204,897). The $(204,897) FAS 133 effect on net income during the six month period ended June 30, 2002 reflects the change in the fair value of our free standing derivatives of $(330,480), net of the related tax effect of $125,582.

In hedging our mortgage pipeline, we must use a best estimation of the percentage of the pipeline that will not close, which we refer to as the “fallout.” Fallout is caused by, among other things, the borrowers’ failures to qualify for the loan, construction delays, inadequate appraisal values and changes in interest rates, which are substantial enough for the borrower to seek another financing source. An increasing interest rate environment provides greater motivation for the consumer to lock rates and close loans. Conversely, in a decreasing interest rate environment, the consumer has a tendency to delay locking rates and closing loans in order to obtain the lowest rate. As a result, an increasing interest rate environment generally results in our fallout ratio to be less than in an average market. In a decreasing rate environment, our fallout ratio tends to be greater than in an average market. If our fallout ratio is greater than anticipated, we will have more mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must purchase the loans to meet the mandatory commitment on the secondary market and therefore will have interest rate risk in these loans. If our fallout ratio is less than anticipated, we will have fewer mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must sell the loans on the secondary market without a mandatory commitment and therefore will have interest rate risk in these loans.

Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate the fallout. While we may use other hedging techniques other than mandatory and optional delivery, our mortgage division’s secondary marketing policy does not allow speculation. As of June 30, 2002, we had purchase commitment agreements in place, terminating between July and September of 2002, with respect to an aggregate of approximately $346.7 million to hedge our locked pipeline and mortgage loans held for sale.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and the Federal Reserve increased the interest rate six times in 1999 for a total of 75 basis points in an attempt to control inflation. However, the Federal Reserve also has reduced interest rates on eleven occasions for a total of 475 basis points in 2001.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our shareholders’ equity. With respect to our mortgage banking business, mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Part II— OTHER INFORMATION

Item 1.     Legal Proceedings—Not Applicable

Item 2.     Changes in Securities and Use of Proceeds - None

Item 3.     Defaults Upon Senior Securities—Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5.     Other Information—None

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

10.4	Employment Agreement between the Bank and Mr. Robert C. KenKnight dated as of May 1, 1997 (incorporated by reference to Exhibit 10.4 to the December 31, 1997 Form 10K-SB).

(b)    Reports on Form 8-K — The Company filed a current report on Form 8-K on April 22, 2002 and June 20, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: August 13, 2002	By:	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: August 13, 2002	By:	/s/ BONNIE BOLING
Bonnie Boling Chief Financial Officer