Form 10-Q
period 2002-09-30
CRESCENT BANKING CO
filed 2002-11-15
CIK 883476

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file No. 0-20251

Crescent Banking Company
(Exact Name of Registrant as Specified in its Charter)

Georgia (State of Incorporation)	58-1968323 (I.R.S. Employer Identification No.)

251 Highway 515, Jasper, Georgia (Address of principal executive offices)	30143 (Zip code)

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

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock Common Stock, par value $1.00 per share	Number of Shares Outstanding As of November 14, 2002, there were 2,430,601 shares outstanding, including 6,668 shares held by Crescent Banking Company as treasury stock

CRESCENT BANKING COMPANY

PART I - FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$13,590,344	$11,936,985
Interest bearing deposits in other banks	9,549,693	235,660
Federal fund sold	6,365,000	179,000
Securities available-for-sale	9,653,093	8,931,589
Securities held-to-maturity, at cost (fair value of	0
$11,508,132 and $10,351,765, respectively)	11,080,786	10,414,845
Restricted equity securities	2,220,975	1,920,975
Mortgage loans held for sale	205,492,372	302,451,931

Loans	169,380,974	123,611,401
Less allowance for loan losses	(2,205,908)	(1,596,287)

Loans, net	167,175,066	122,015,114

Premises and equipment, net	7,008,571	6,321,651
Other real estate owned	1,051,033	332,743
Mortgage servicing rights	5,756,310	3,098,579
Cash surrender value of life insurance	5,056,556	3,634,472
Premium on deposits purchased	500,360	555,956
Derivative assets	—	—
Accounts receivable-brokers and escrow agents	11,516,683	6,024,895
Other assets	5,488,678	4,488,073

Total Assets	$461,505,520	$482,542,468

Liabilities
Deposits
Noninterest-bearing	$26,017,030	$45,718,364
Interest-bearing	223,242,855	176,246,435

Total deposits	249,259,885	221,964,799

Drafts payable	4,421,573	9,424,722
Accrued interest and other liabilities	4,686,671	4,440,031
Derivative liability	460,537	22,846
Other borrowings	170,957,040	229,081,205

Total liabilities	429,785,706	464,933,603

Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,429,038 and 1,847,929 issued, respectively	2,430,601	1,847,929
Surplus	16,230,104	9,414,713
Retained earnings	12,857,272	6,470,699
Less cost of 6,668 shares acquired for the treasury	(36,091)	(36,091)
Accumulated other comprehensive loss	237,928	(88,385)

Total stockholders’ equity	31,719,814	17,608,865

Total liabilities and stockholders’ equity	$461,505,520	$482,542,468

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Interest income
Interest and fees on loans	3,067,388	2,288,247	7,952,225	6,773,414
Interest and fees on mortgage loans held for sale	2,897,477	2,440,097	7,555,229	6,916,801
Interest on securities:
Taxable	333,825	324,068	1,076,975	891,596
Nontaxable	3,838	3,838	11,514	11,514
Interest on deposits in other banks	27,037	72,299	44,349	219,811
Interest on Federal funds sold	28,489	84,785	43,021	223,797

	6,358,054	5,213,334	16,683,313	15,036,933
Interest expense
Interest on deposits	1,939,670	2,354,416	5,473,466	6,989,867
interest on other borrowings	1,159,408	1,099,728	3,075,547	3,546,114

	3,099,078	3,454,144	8,549,013	10,535,981

Net interest income	3,258,976	1,759,190	8,134,300	4,500,952
Provision for loan losses	305,000	105,000	740,000	335,000

Net interest income after provision for loan losses	2,953,976	1,654,190	7,394,300	4,165,952

Other income
Service charges on deposit accounts	221,840	223,542	635,191	627,931
Mortgage servicing fee income	600,677	218,535	1,520,071	543,859
Gestation fee income	237,811	35,078	862,146	298,485
Gains on sale of mortgage servicing rights	4,160,224	4,435,248	12,963,450	13,556,583
Gains on sale of mortgage loans held for sale	284,701	(443,129)	1,229,066	63,722
Gains on sale of SBA loans held for sale	112,252	—	255,782	—
Other	180,915	386,277	428,800	671,801

	5,798,420	4,855,551	17,894,506	15,762,381

Other expenses
Salaries and employee benefits	4,450,941	4,181,896	12,757,025	12,004,535
Capitalized loan orignation costs	(2,816,840)	(2,137,007)	(7,076,475)	(6,441,576)
Net occupancy and equipment expense	369,252	388,727	1,125,039	945,268
Supplies, postage, and telephone	508,827	386,411	1,417,140	1,201,341
Advertising	203,244	119,341	484,494	317,260
Insurance expense	66,787	64,627	199,036	172,640
Depreciation and amortization	569,522	339,107	1,444,746	1,271,066
Legal, professional, outside services	123,284	215,446	674,446	682,410
Director fees	79,125	44,550	170,425	135,850
Mortgage subservicing expense	306,179	147,456	972,051	277,503
Other	999,107	1,038,311	2,466,997	2,354,353

	4,859,428	4,788,865	14,634,924	12,920,650

Income (loss) before income taxes (benefits) and cumulative effect of a change in accounting principle	3,892,968	1,720,876	10,653,882	7,007,683
Applicable income taxes (benefits)	1,220,431	671,237	3,789,002	2,663,102

Income (loss) before cumulative effect of a change in accounting principle	2,672,537	1,049,639	6,864,880	4,344,581

Cumulative effect of a change in accounting principle	0	0	0	(69,770)

Net income (loss)	2,672,537	1,049,639	6,864,880	4,274,811

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale arising during period	(376,430)	(45,585)	(243,561)	840,490

Comprehensive income (loss)	2,296,107	1,004,054	6,621,319	5,115,301

Basis earnings (loss) per common share before cumulative effect of a change in accounting principle	1.10	0.61	3.28	2.38

Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.04)

Basic earnings (loss) per common share	1.10	0.61	3.28	2.34

Diluted earnings (loss) per common share before cumulative effect of a change in accounting principle	1.05	0.59	3.14	2.33

Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.04)

Diluted earnings (loss) per common share	1.05	0.59	3.14	2.29

Cash dividends per share of common stock	0.0775	0.0775	0.2325	0.2325

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the nine months ended September 30,

	2002	2001

Operating Activities
Net Income	6,864,880	4,274,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discount on securities	(1,243,287)	(672,682)
Amortization of deposit intangible	55,596	55,596
Amortization of mortgage servicing rights	770,300	574,100
Provision for loan loss	740,000	335,000
Depreciation	674,446	696,966
Gains on sales of mortgage servicing rights	(12,963,450)	(13,556,583)
(Increase) decrease in mortgage loans held for sale	96,959,559	(34,458,159)
Acquisition of mortgage servicing rights	(16,344,104)	(18,138,431)
Proceeds from sales of mortgage servicing rights	25,879,523	32,120,561
Restricted Stock awards	98,424	71,883
Income on life insurance policies	(183,084)	(99,311)
Increase in interest receivable	(382,231)	(129,713)
Increase in accounts receivable	(5,491,788)	(4,626,560)
Increase (decrease) in drafts payable	(5,003,149)	3,634,556
Increase (decrease) in interest payable	(62,493)	67,259
Decrease in other assets and liabilities, net	125,256	3,113,719

Net cash provided by (used in) operating activities	90,494,398	(26,736,988)

Investing Activities
Net increase in interest-bearing deposits in other banks	(9,314,033)	(7,054,403)
Acquisition of securities held-to-matuity	(641,248)	(7,563,605)
Proceeds from maturities of securities available-for-sale	823,403	4,654,188
Proceeds from maturities of securities held-to-maturity	—	543,857
Acquisition of restricted equity securities/available for sale	(300,000)	—
Purchase of life insurance policies	(1,239,000)	—
Increase in Federal funds sold, net	(6,186,000)	(3,856,000)
Net increase in loans	(46,618,242)	(18,808,733)
Purchase of premises and equipment	(1,361,366)	(689,417)

Net cash used in investing activities	(64,836,486)	(32,774,113)

Financing Activities
Net increase in deposits	27,295,086	40,175,177
Net increase (decrease) in other borrowings	(58,124,165)	27,955,603
Issue of common stock - dividend reinvestment plan	149,208	148,412
Proceeds from exercise of stock options	104,220	—
Proceeds from the issuance of common stock	7,046,211	—
Dividends paid	(475,113)	(423,212)

Net cash provided by financing activities	(24,004,553)	67,855,980

Net increase (decrease) in cash and cash equivalents	1,653,359	8,344,879
Cash and cash equivalents at beginning of year	11,936,985	5,120,426

Cash and cash equivalents at end of year	13,590,344	13,465,305

Supplemental Disclosure of Cash Flow Information Cash paid during period for interest	8,611,506	10,468,722

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 1 — GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any interim periods. The shareholders’ equity and mortgage loans held for sale at each date shown has been reduced, net of estimated tax effects to reflect adjustments or gains recorded in sales of mortgage servicing rights of approximately $3.9 million, and an overstatement prior to 2001 of mortgage loans held for sale of approximately $6.7 million, which net of estimated tax effects reduced shareholders equity by approximately $5.2 million.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, Crescent Banking Company (the “Company”) adopted Financial Accounting Standards Board (FASB) No. 133, “Accounting For Certain Derivative Instruments And Hedging Activities, “ and FASB No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities- An Amendment of FASB No. 133” (collectively, “FAS 133”). Under FAS 133, all derivative financial instruments are to be recognized on a company’s balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either (i) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a “fair value” hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge) or (iii) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders’ equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivatives instruments, changes in the fair values are reported in the net income of the current period. The Company has three types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133: (i) interest rate lock commitments, (ii) mandatory sales commitments, and (iii) options to deliver mortgage-backed securities. All of these derivative financial instruments are considered to be free-standing derivative instruments.

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

For the nine months ended September 30, 2002 the impact on net income, net of tax was $(206,772), compared to the nine months ended September 30, 2001 of $(160,281). The $(206,772) FAS 133 effect on net income during the nine-month period ended September 30, 2002 reflects the change in the fair value of the Company’s freestanding derivatives of $(333,503), net of the related tax effect of $126,731.

NOTE 3 — SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 2002, the Company had purchased loans for which it provides servicing with principal balances totaling $896.7 million.

NOTE 4 — EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Nine Months Ended September 30, 2002

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount

Basic earnings per share	$6,864,880	2,090,489	$3.28

Effect of dilutive securities stock options		96,507

Diluted earnings per share	$6,864,880	2,186,996	$3.14

	Nine Months Ended September 30, 2002

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount

Basic earnings per share before cumulative effect of a change in accounting principle	$4,344,581	1,825,022	$2.38

Cumulative effect of a change in accounting principle	$(69,770)	1,825,022	$(0.04)

Basic earnings per share	$4,274,811	1,825,022	$2.34

Effect of dilutive securities
stock options		38,280
Diluted earnings per share before cumulative effect of a change in accounting principle	$4,344,581	1,863,302	$2.33

Cumulative effect of a change in accounting principle	$(69,770)	1,863,302	$(0.04)

Diluted earnings per share	$4,274,811	1,863,302	$2.29

	Three Months Ended September 30, 2002

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount

Basic EPS	$2,672,537	2,423,221	$1.10

Effect of dilutive securities stock options		116,063

Diluted EPS	$2,672,537	2,539,284	$1.05

	Three Months Ended September 30, 2002

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount

Basic earnings per share before cumulative effect of a change in accounting principle	$1,049,639	1,831,279	$0.57

Cumulative effect of a change in accounting principle	$—	1,831,279	$—

Basic earnings per share	$1,049,639	1,831,279	$0.57

Effect of dilutive securities stock options		53,995

Diluted earnings per share before cumulative effect of a change in accounting principle	$1,049,639	1,885,274	$0.56

Cumulative effect of a change in accounting principle	$—	1,885,274	$—

Diluted earnings per share	$1,049,639	1,885,274	$0.56

NOTE 5 — SUPPLEMENTAL SEGMENT INFORMATION

         The Company has two reportable segments: commercial banking and mortgages banking. The commercial banking segment provides traditional banking services offered through Crescent Bank & Trust Company (the “Bank”). The mortgage banking segment provides mortgage loan origination and servicing offered through a division of the Bank and Crescent Mortgage Services, Inc. (“CMS”).

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

	For the Nine Months Ended September 30, 2002

	Commercial Banking	Mortgage Banking	All Other	Total

Interest income	$9,128,084	$7,555,229	—	$16,683,313
Interest expense	$2,906,060	$5,642,953	—	$8,549,013

Net interest income	$6,222,024	$1,912,276	—	$8,134,300

Provision for loan loss	$740,000	—	—	$740,000

Other revenue from external customers	$1,232,690	$16,661,816	—	$17,894,506
Other expenses	$4,522,599	$9,714,302	$398,023	$14,634,924
Segment pre-tax earnings/(loss)	$2,192,115	$8,859,790	$(398,023)	$10,653,882

Segment assets	$232,145,621	$229,732,178		$461,877,799

	For the Nine Months Ended September 30, 2001

	Commercial Banking	Mortgage Banking	All Other	Total

Interest income	$8,120,132	$6,916,801	—	$15,036,933
Interest expense	$4,309,977	$6,226,004	—	$10,535,981

Net interest income	$3,810,155	$690,797	—	$4,500,952

Provision for loan loss	$335,000	—	—	$335,000

Other revenue from external customers	$799,267	$14,963,114	—	$15,908,366
Other expenses	$3,335,877	$9,224,207	$360,566	$12,920,650
Segment pre-tax earnings/(loss)	$938,545	$6,429,704	$(360,566)	$7,007,683

Segment assets	$159,301,598	$164,841,546		$324,143,144

	For the Three Months Ended September 30, 2002

	Commercial Banking	Mortgage Banking	All Other	Total

Interest income	$3,460,577	$2,897,477	—	$6,358,054
Interest expense	$875,513	$2,223,565	—	$3,099,078

Net interest income	$2,585,064	$673,912	—	$3,258,976

Provision for loan loss	$305,000	—	—	$305,000

Other revenue from external customers	$493,585	$5,304,835	—	$5,798,420
Other expenses	$1,910,303	$2,844,957	$104,168	$4,859,428
Segment pre-tax earnings/(loss)	$863,346	$3,133,790	$(104,168)	$3,892,968

	For the Three Months Ended September 30, 2001

	Commercial Banking	Mortgage Banking	All Other	Total

Interest income	$2,773,237	$2,440,097	—	$5,213,334
Interest expense	$1,389,494	$2,064,650	—	$3,454,144

Net interest income	$1,383,743	$375,447	—	$1,759,190

Provision for loan loss	$105,000	—	—	$105,000

Other revenue from external customers	$272,501	$4,583,050	—	$4,855,551
Other expenses	$1,199,454	$3,511,075	$78,336	$4,788,865
Segment pre-tax earnings/(loss)	$351,790	$1,447,422	$(78,336)	$1,720,876

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Special Notice Regarding Forward-Looking Statements

         Some of the statements made below and elsewhere in this report are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” contemplate,” “expect,” “estimate,” “continue,” “intend,” “project,” “plan,” “seek,” or other similar words and expressions of the future.

         These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate and credit risks;

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone, computer and the Internet;

•
the effect of any mergers, acquisitions or other transactions to which we or any of our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and the establishment of the value of mortgage servicing rights

         All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. The safe harbor for forward-looking statements contained in the Securities Litigation Reform Act of 1995 protects companies from liability for their forward-looking statements if they comply with the requirements of this Act. With respect to any forward-looking statements in this report, we expressly claim protection under the Private Securities Litigation Reform Act of 1995. We do not undertake any obligation to update our forward-looking statements. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

General

         We recently have been conducting a review of our internal controls during Fall 2002 and have discovered two issues with respect to our mortgage banking operations. Specifically, we have discovered that, due to inconsistencies between our mortgage banking software system and our mortgage servicing rights valuations, we have overstated the gains on the sale of mortgage servicing rights by approximately $3.9 million. Additionally, we have discovered a potential overstatement of mortgage loans held for sale of approximately $6.7 million. The total adjustments approved by our Board of Directors to address these issues are $10.6 million, which after-tax are currently expected to reduce our shareholders’ equity by approximately $5.2 million at September 30, 2002. After giving effect to this reduction to our shareholders’ equity, our consolidated total risk-based capital, Tier 1 risk-based capital and leverage ratios are currently expected to be approximately 12.02%, 11.31% and 7.61%, respectively, as of September 30, 2002. These capital ratios remain above the regulatory requirements for us to be considered well capitalized under regulatory guidelines, although these issues will cause a breach of our agreement with the Georgia Department of Banking and Finance to maintain a leverage ratio of 8.0%. We presently further expect to restate our prior financial statements to reflect these changes. We currently are working with our auditors to determine the causes of the potential overstatement of our mortgage loans held for sale, which, based on the information currently known to the Company, appears to have occurred prior to 2001. Depending on our findings, we will seek recoveries, if any.

         The foregoing adjustments are reflected in our September 30, 2002 financial statements and other information, as well as in the financial and other information from affected prior periods.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through Crescent Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits, and our ability to “match” the maturities our assets and liabilities.

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

  Interest Income

         We had total interest income of $16.7 million for the nine months ended September 30, 2002, compared to $15.0 million for the nine months ended September 30, 2001. This 11% increase in interest income is primarily attributable to an increase in our commercial bank loan portfolio of $45.8 million, which was partially offset by a lower yield on interest earning assets.

         We had total interest income of $6.4 million for the quarter ended September 30, 2002, compared to $5.2 million for the quarter ended September 30, 2001. This 23% increase in interest income is primarily attributable to a higher volume of commercial bank loans, which was offset, and was partially by a lower yield on interest earning assets resulting from the declining interest rate environment during 2001. For the three months ending September 30, 2002, interest-earning assets had an average yield of 5.44%, compared to 7.13% for the three months ending September 30, 2001.

         Interest Expense

         Our total interest expense for the nine months ended September 30, 2002 amounted to $8.5 million, compared to $10.5 million for the nine months ended September 30, 2001. This 19% decrease resulted from the declining rate environment that occurred during 2001, and was partially offset by the growth of our deposits. In the first nine months of 2002 and 2001, interest expense accounted for 36% and 44% of total expenses, respectively. The decrease in the percentage of interest expense to total expense resulted from the of the decline in interest expense during 2002.

         Our total interest expense for the quarter ended September 30, 2002 amounted to $3.1 million, compared to $3.5 million for the quarter ended September 30, 2001. This 11% decrease primarily resulted from the declining rate environment that occurred during 2001, and was partially offset by the growth of our deposits. In the third quarters of each of 2002 and 2001, interest expense accounted for 38% and 41% of total expenses, respectively. The decrease in the percentage of interest expense to total expense resulted from the decline in interest expense during 2002.

         Net Interest Income

         Our net interest income for the first nine months of 2002 was $8.1 million. The key performance measure for net interest income is the “net interest margin,” which is equal to net interest income divided by average interest-earning assets. Our net interest margin during the first nine months of 2002 was 2.88%. Interest spread, which represents the difference between our average yields on interest-earning assets and our average rates paid on interest-bearing liabilities, was 2.55%. Net interest income, net interest margin and interest spread for the first nine months of 2001 were $4.5 million, 2.55%, and 2.22%, respectively. The increase in net interest income resulted primarily from the growth of our commercial bank loan portfolio. The improvement in net interest margin is indicative of our balance sheet being asset sensitive in the short term during 2001 when rates were decreasing. See “Item 3) Quantitative and Qualitative Disclosures About Our Market Risk.” Our net interest income for the quarter ended September 30, 2002 was $3.3 million, compared to $1.8 million for the quarter ended September 30, 2001. The increase in net interest income resulted primarily from the growth of earning assets.

         Loan Loss Provisions

         We made a provision to the allowance for loan losses of $740,000 in the first nine months of 2002. During the first nine months of 2002, Crescent Bank charged-off, net of recoveries, $130,379 of loans to the allowance for loan losses. In the first nine months of 2001, we made provisions to the allowance for loan losses in the amount of $335,000 and Crescent Bank charged-off, net of recoveries, $160,465 of loans to the allowance for loan losses. Crescent Bank’s determination of the allowance for loan losses is affected by various factors, including changes in loan concentrations, trends in non-performing loans, the comparison of the allowance to the historical net charge off experience and economic conditions and risks that affect Crescent Bank. The amount of the provision for loan losses increased, in part, between the provisions for the nine month period ended September 30, 2002 and the provisions for the nine month period ended September 30, 2001 because the growth in our commercial banking loan portfolio in the first nine months of 2002 of $45.8 million was stronger than our commercial banking loan growth in the first nine months of 2001 of $18.3 million. As a result of the increase in commercial banking loan growth, we adjusted our allowance for loan losses to reflect for our historical experience with various borrowers.

         The allowance for loan losses as a percentage of total non-mortgage loans was 1.30% at September 30, 2002, 1.29% at December 31, 2001 and 1.37% at September 30, 2001. Net charge-offs as a percentage of average commercial outstanding loans was .09% at September 30, 2002, 0.27% for the twelve months ending December 31, 2001 and 0.10% at September 30, 2001. While net charge-offs declined from December 31, 2001 to September 30, 2002, the allowance was increased during 2002 to reflect potential problem loans and loans 90 days or more past due. Potential problem loans totaled $1.9 million at September 30, 2002 and $1.5 million at September 30, 2001. Loans 90 days or more past due totaled $1.5 million at September 30, 2002, compared to $370,708 at September 30, 2001. Additionally, non-performing commercial banking loans increased from $30,801 at September 30, 2001 to $1.1 million at September 30, 2002. The increase in 2002 in commercial banking loans past due 90 days or more and non-performing loans relates to two credit relationships totaling $959,274 and $1,069,772, respectively. The Bank presently is not anticipating a loss with these relationships.

         Other Income

         Our other income was $17.9 million in the first nine months of 2002, compared to $15.8 million in the first nine months of 2001. The increase in other income was primarily related to the increase of mortgage servicing fee income, gain on the sale of mortgage loans held for sale and gestation fees we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

         Our other income was $5.8 million in the third quarter of 2002, compared to $4.9 million in the third quarter of 2001. The increase in other income was related to the increase of gains on the sale of mortgage loans held for sale we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

         Other Operating Expenses

         Other operating expenses increased to $14.6 million in the first nine months of 2002 from $12.9 million in the first nine months of 2001. The increase in other operating expenses was related to the increase in volume of our mortgage operation, as described below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.”

         Other operating expenses increased to $4.9 million in the third quarter of 2002 from $4.8 million in the third quarter of 2001. The increase in other operating expenses was related to the growth of our commercial banking operation, as described below under “—Results of Operations—Results of Our Commercial Banking Business.”

         Net Income

         We had net income of $6.9 million for the nine months ended September 30, 2002, compared to net income of $4.3 million for the nine months ending September 30, 2001. The increase in net income primarily resulted from the increase in mortgage fee income as well as the growth of our commercial banking operations and corresponding improvement in net interest income. See below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.” Income tax as a percentage of pretax net income was 36% and 38% for the first nine months of 2002 and 2001, respectively.

         We had net income of $2.7 million for the quarter ending September 30, 2002, compared to net income of $1.1 million for the quarter ending September 30, 2001. The increases in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage servicing rights and was also partially due to the growth of our commercial banking operation. See below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.” Income tax as a percentage of pretax net income was 32% and 39% for the third quarter of 2002 and 2001, respectively.

Results of Our Commercial Banking Business

         Interest Income

         We had interest income of $9.1 million for the nine months ended September 30, 2002, compared to $8.1 million for the nine months ended September 30, 2001. This increase in interest income is attributable to the increase in interest-earning assets resulting from the growth of our commercial bank loan portfolio, partially offset by lower interest rates on such loans.

         We had interest income of $3.5 million for the quarter ended September 30, 2002, compared to $2.8 million for the quarter ended September 30, 2001. This increase in interest income is attributable to the increase in interest-earning assets resulting from the growth of our commercial bank loan portfolio, partially offset by lower interest rates.

         Interest Expense

         Our interest expense related to the commercial banking business for the nine months ended September 30, 2002 amounted to $2.9 million, compared to $4.3 million for the nine months ended September 30, 2001. This decrease was the result of lower interest rates, partially offset by a 12% increase in our deposits during the first nine months of 2002. In the first nine months of 2002 and 2001, interest expense accounted for 36% and 54% of our total commercial banking business expenses, respectively. The decline of interest expense as a percentage of total business expenses was the result of the decline in interest expense during 2002.

         Our interest expense related to the commercial banking business for the quarter ended September 30, 2002 amounted to $875,513, compared to $1.4 million for the quarter ended September 30, 2001. This decrease was result of lower interest rates, partially offset by the increase in our deposits during the third quarter 2002. In the third quarter of 2002 and 2001, interest expense accounted for 28% and 52% of our total commercial banking business expenses, respectively. The decline of interest expense as a percentage of total business expenses was the result of the decline in interest expense during 2002.

         Net Interest Income

         Our net interest income for the commercial banking segment for the first nine months of 2002 was $6.2 million. The related net interest margin during the first nine months of 2002 was 2.87%, while interest spread was 2.30%. Net interest income, net interest margin and interest spread for commercial banking for the first nine months of 2001 were $3.8 million, 2.76%, and 2.76%, respectively. The increase in net interest income is related to the decline in interest expense as well as the higher volume of commercial banking loans. The improvement in net interest margin is indicative of our balance sheet being asset sensitive in the short term during 2001 when rates were decreasing. Our net interest income for the commercial banking segment for the third quarter of 2002 was $2.6 million, compared to the third quarter of 2001 of $1.4 million.

         Other Income

         Our other income related to the commercial banking segment was $1.2 million in the first nine months of 2002 compared to $799,267 in the first nine months of 2001. The increase in other income for the nine-month period ended September 30, 2002 was primarily due to an increase in fee income from deposit accounts as well as gains on the sale of SBA loans.

         Our other income related to the commercial banking segment was $493,585 in the third quarter of 2002, compared to $272,501 in the third quarter of 2001. The increase in other income for the third quarter 2002 was primarily due to an increase in fee income from deposit accounts as well as gains on the sale of SBA loans.

         Other Operating Expenses

         Other operating expenses related to our commercial banking business increased to $4.5 million in the first nine months of 2002 from $3.3 million in the first nine months of 2001. This increase in other operating expenses was caused by an increase in staff and overhead expenses related to Crescent Bank’s commercial banking growth in its various markets.

         Other operating expenses related to our commercial banking business increased to $1.9 million in the third quarter of 2002 from $1.2 million in the third quarter of 2001. This increase in other operating expenses was caused by an increase in staff and overhead expenses related to Crescent Bank’s commercial banking growth in its various markets.

         Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At September 30, 2002 and September 30, 2001, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $1.3 million in each period.

         Pretax Net Income

         Our commercial banking business had pre-tax net income of $2.2 million for the nine month period ended September 30, 2002, compared to pre-tax income of $938,545 for the nine month period ended September 30, 2001. Pre-tax income has been favorably affected by the higher volume of commercial banking loans as well as the improvement in the net interest income.

         Our commercial banking business had pre-tax net income of $863,346 for the three month period ended September 30, 2002, compared to pre-tax income of $351,790 for the three month period ended September 30, 2001. Pre-tax income has been favorably affected by the higher volume of commercial banking loans as well as the improvement in the net interest income.

Results of Our Mortgage Banking Business

         We experienced significant changes in mortgage loan production during 2001 and the first nine months of 2002 that were directly related to significant changes in interest rates. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points. We closed $2.7 billion of mortgage loans during the first nine months of 2002, compared to $2.3 billion during the first nine months of 2001.

         Interest Income

         We had mortgage banking interest income of $7.6 million for the first nine months of September 30, 2002, compared to $6.9 million for the first nine months of September 30, 2001. We had mortgage banking interest income of $2.9 million for the three month period ended September 30, 2002, compared to $2.4 million for the three month period ended September 30, 2001. This 21% increase in interest income is attributable to the higher volume of mortgage production in the third quarter of 2002, partially offset by the lower interest rate environment in 2002. We had mortgage production of $1.2 billion for the third quarter of 2002, compared to $731.1 million in the third quarter of 2001.

         Interest Expense

         We had mortgage banking interest expense of $5.6 million for the nine month period ended September 30, 2002 and $6.2 million for the nine month period ended September 30, 2001. The decrease resulted from lower interest rates, partially offset by a higher volume of mortgage loans. In the first nine months of 2002 and 2001, mortgage banking interest expense accounted for 39% and 40% of total mortgage expenses, respectively. The decrease in the percentage of interest expense resulted from the lower interest rates and our growth of other operating expenses, principally incurred to support our mortgage banking growth.

         We had mortgage banking interest expense of $2.2 million for the three month period ended September 30, 2002 and $2.1 million for the three month period ended September 30, 2001. The increase resulted from a higher volume of mortgage production. In the third quarter of 2002 and 2001, mortgage banking interest expense accounted for 42% and 37% of total mortgage expenses, respectively. The increase in the percentage of interest expense resulted from the third quarter decrease of other operating expenses.

         Net Interest Income

         Our net interest income from our mortgage banking operations for the first nine months of 2002 was $1.9 million. The net interest margin during the first three months of 2002 was 1.14%. The interest spread for the same period was 0.65%. Comparatively, interest income, net interest margin and interest spread from mortgage banking for the first nine months of 2001 were $690,797, 0.16%, and 0.34%, respectively. The improvement in net interest income, the net interest margin and interest spread was a result of the improved spread between the long-term interest rates received on mortgage loans held for sale and the short-term interest rates relative to our funding cost in the first nine months of 2002. Our net interest income from our mortgage banking operations for the third quarter of 2002 was $673,912, compared to $375,447 for the third quarter of 2001.

         Other Income

         Other income from our mortgage banking business was $16.7 million in the first nine months of 2002 compared to $15.0 million in the first nine months of 2001. The increase in other income was related to the increase of mortgage servicing fees and gestation fee income, and was partially offset by a decrease in the gains on the sale of mortgage servicing rights. During the first nine months of 2002, we sold servicing rights with respect to $2.2 billion of mortgage loans for a gain of $13.0 million, or a spread on the sale of servicing of 0.58%. This compares to the first nine months of 2001 in which we sold servicing rights with respect to $2.1 billion of mortgage loans for a gain of $13.6 million, or a spread on the sale of servicing of 0.66%. We held servicing rights with respect to loans with unpaid principal balances totaling $910.1 million at September 30, 2002, compared to $434.2 million at September 30, 2001. We currently plan to sell a portion of the servicing rights retained during 2002, although there can be no assurance as to the volume our loan acquisition or that a premium will be recognized on the sales.

         Other income from our mortgage banking business was $5.3 million in the third quarter of 2002, compared to $4.6 million in the third quarter of 2001. The increase in other income was related to the increase of mortgage servicing fees and gestation fee income.

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

         Other Operating Expenses

         Other mortgage banking operating expenses increased to $9.7 million in the first nine months of 2002 from $9.2 million in the first nine months of 2001. This increase in other operating expenses was related to the increase in volume of our mortgage production. Other mortgage banking operating expenses decreased to $2.8 million in the third quarter of 2002 from $3.5 million in the third quarter of 2001. This decrease in other operating expenses was related a reduction in contract labor in the third quarter of 2002.

         Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At September 30, 2002, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $5.7 million, compared to $5.1 million at September 30, 2001.

         Pretax Net Income

         Our mortgage banking segment had pre-tax net income of $8.9 million for the nine month period ended September 30, 2002, compared to a pre-tax income of $6.4 million for the nine month period ended September 30,

2001. The favorable increase in net income was primarily the result of the improvement in the net interest income.

         Our mortgage banking segment had pre-tax net income of $3.1 million for the three month period ended September 30, 2002, compared to a pre-tax income of $1.4 million for the three month period ended September 30, 2001. The increase in net income was primarily the result of the improvement in the net interest income.

Financial Condition

General Discussion of Our Financial Condition

         Total Assets

         During the first nine months of 2002, our total assets decreased 4%, from $482.5 million as of December 31, 2001 to $462.0 million as of September 30, 2002. This decrease in total assets in the first nine months of 2002 was primarily the result of a 32% decrease in mortgage loans held for sale, partially offset by an increase in commercial bank loans of 37%. Our decrease in total assets in the first nine months of 2002 corresponded with a 25% decrease in other borrowings. At September 30, 2001, we had total assets of $315.7 million.

         Interest-Earning Assets

         Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

         At September 30, 2002, interest-earning assets totaled $413.5 million and represented 90% of total assets. This represents a 10% decrease from December 31, 2001 when earning assets totaled $447.7 million, or 93%, of total assets. The decrease in earning assets resulted primarily from the $97.0 million decrease of residential mortgage loans held for sale. The absolute volume of both our commercial banking loans and our residential mortgage loans held for sale, as well as the volume of each as a percentage of total interest-earning assets, serve as important determinants of our net interest margin. For detail with respect to each of our business segments, see “Financial Condition—Financial Condition of Our Commercial Banking Business” and “Financial Condition—Financial Condition of Our Mortgage Banking Business” below. At September 30, 2001, our interest-earning assets totaled $275.8 million and represented 89% of our total assets.

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

         Fixed Assets

         At September 30, 2002, our fixed assets, consisting of land, building and improvements, and furniture and equipment, totaled $7.0 million, compared to fixed assets of $6.3 million at December 31, 2001. At September 30, 2001, we had $6.3 million of fixed assets. The Bank completed a new office in Cartersville, Georgia during the second quarter of 2002.

         In 1999, Crescent Bank provided a supplemental retirement plan to its Banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At September 30, 2002, the total cash value of the life insurance was $5.1 million.

         At September 30, 2002, our accounts receivable-broker and escrow agents increased to $11.5 million from $6.0 million at December 31, 2001. This account receivable relates to our flow mortgage servicing rights sales and, therefore, the increase in the accounts receivable is directly related to the increase from December 31, 2001 to September 30, 2002 in our mortgage production and related sale of servicing rights.

Financial Condition of Our Commercial Banking Business

         Total Commercial Banking Loans

         During the first nine months of 2002, our average commercial banking loans were $146.5 million. These loans constituted 38% of our average consolidated earning assets, and 34% of our average consolidated total assets. For the nine month period ended September 30, 2001, we had average commercial banking loans of $101.0 million, or 32% of our average consolidated earning assets, and 29% of our average consolidated total assets. For the twelve month period ended December 31, 2001, we had average commercial banking loans of $104.3 million, or 33% of our average consolidated earning assets, and 30% of our average consolidated total assets. The 41% increase in average commercial banking loans experienced by Crescent Bank during the nine month period ending September 30, 2002 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

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

         The allowance for loan losses totaled $2.2 million, or 1.30% of total commercial banking loans, at September 30, 2002, $1.5 million, or 1.37% of total commercial banking loans, at September 30, 2001, and $1.6 million, or 1.29% of total loans, at December 31, 2001. The increase in the allowance for loan losses during the first nine months of 2002 was primarily the result of the provision for loan loss of $740,000. The increase in the allowance for loan losses corresponds to the $45.7 million increase we experienced in commercial banking loans in the first nine months of 2002. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at September 30, 2002 was adequate at that time to cover risk of losses in our commercial banking loan portfolio; however, our judgment is based upon a number of assumptions about future events that we believe to be reasonable but that may or may not be realized. There is no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required. As a result of a weaker economy generally, and the slowdown in the economy and uncertainties created by the September 11, 2001 terrorist attacks and the war against terrorism, as well as adverse trends in potential problem loans and non-accrual loans, additions to the allowances and charge-offs may become necessary.

         Crescent Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive the interest. As of September 30, 2002, Crescent Bank had $1.5 million of commercial banking loans contractually past due more than 90 days, $1.1 million of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. One borrower with a relationship of $959,274 attributed to the increase in non-accrual loans. As of September 30, 2001 and December 31, 2001, Crescent Bank had $307,708 and $509,526 of commercial banking loans contractually past due more than 90 days, respectively. One borrower with a relationship of $1,069,772 attributed to the increase in loans past due 90 days or more loans as of September 30, 2002.

         As of September 30, 2001, Crescent Bank had $30,801 of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of December 31, 2001, Crescent Bank had no commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings.

         Total Non-Performing Commercial Banking Loans

         We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Our non-performing commercial banking loans at September 30, 2002 amounted to $1.1 million, compared to $30,801 at September 30, 2001. If we add real estate acquired by foreclosure and held for sale of $1.1 million to our non-performing commercial banking loans, it results in total non-performing commercial assets of $2.1 million at September 30, 2002. This compares to total non-performing commercial assets of $417,154 at September 30, 2001 and $332,743 at December 31, 2001. Crescent Bank is currently holding the foreclosed properties for sale.

         The table below presents Crescent Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms.

	September 30, 2002	September 30, 2001	December 31, 2001

Non-performing commercial banking loans (1)	$1,080,279	$30,801	$—
Foreclosed properties related to commercial banking loans	1,051,033	386,353	332,743

Total non-performing commercial
Assets	2,131,312	417,154	332,743

Commercial banking loans 90 days or more past due on accrual status	$1,535,026	$370,708	$509,526

Potential problem commercial banking loans (2)	$1,926,364	$1,570,059	$1,494,302

Potential problem commercial loans/total commercial banking loans	1.14%	1.41%	1.21%

Non-performing commercial assets/total commercial banking loans and foreclosed properties	1.25%	0.37%	0.27%

Non-performing commercial assets and commercial banking loans 90 days or more past due on accrual status/total commercial banking loans and foreclosed properties	2.15%	0.71%	0.68%

______________

(1)	Defined as non-accrual commercial banking loans and renegotiated commercial banking loans.

(2)	Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

         Total Investment Securities

         Crescent Bank invests in U.S. government and government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities and interest-bearing deposits with other banks totaled $32.5 million at September 30, 2002, compared to $27.6 million at September 30, 2001 and $21.5 million at December 31, 2001. Unrealized gains/(losses) on securities amounted to 823,892 at September 30, 2002, and $24,729 and ($147,308) at September 30, 2001 and December 31, 2001, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. At September 30, 2002, Crescent Bank had federal funds sold of $9.5 million, compared to $4.7 million at September 30, 2001 and $179,000 at December 31, 2001.

         Total Commercial Deposits

         Crescent Bank’s commercial deposits totaled $249.3 million, $202.3 million and $222.0 million at September 30, 2002, September 30, 2001 and December 31, 2001, respectively, representing an increase of 12% over the nine-month period ended September 30, 2002. Commercial deposits averaged $222.1 million during the nine-month period ended September 30, 2002, $194.0 million during the nine-month period ended September 30, 2001 and $177.3 million during the twelve-month period ended December 31, 2001. Interest-bearing deposits represented 90% of total deposits at September 30, 2002, compared to 82% at September 30, 2001 and 79% at December 31, 2001. Certificates of deposit comprised 74% of total interest-bearing deposits for September 30, 2002, compared to 74% at September 30, 2001 and 72% at December 31, 2001. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates and increases in interest rates, generally. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had $7.3 million of brokered deposits as of September 30, 2002, compared to $1.1 million and $496,000 million at September 30, 2001 and December 31, 2001, respectively.

Financial Condition of Our Mortgage Banking Business

         Average Mortgage Loans Held for Sale

         During the first nine months of 2002, average mortgage loans held for sale amounted to $210.6 million and constituted 55% of average consolidated earning assets, and 55% of average consolidated total assets. Average mortgage loans held for sale during the first nine months of 2001 of $173.2 million constituted 62% of average consolidated interest-earning assets and 54% of average consolidated total assets. Average mortgage loans held for sale during the twelve month period ended December 31, 2001 of $186.7 million constituted 58% of average consolidated interest-earning assets and 53% of average consolidated total assets. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

         We carry our mortgage loans held for sale at the lower of aggregate cost or market price, and we therefore do not maintain a reserve for mortgage loans. We do have default and foreclosure risk during the short-term holding period of the mortgages held for sale, which is inherent to the residential mortgage industry. We are at risk for mortgage loan defaults from the time we fund a loan until the time that loan is sold or securitized into a mortgage-backed security, which is generally 15 days after funding. When we sell a loan, we typically make representations and warranties to the purchasers and insurers that we have properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. We rely on our underwriting department to ensure compliance with individual investor standards prior to the sale of loans, and we rely on our quality control department to randomly test loans that we have sold. Purchasers of our loans typically conduct their own review of the loans, and we may be liable for unpaid principal and interest on defaulted loans if we have breached our representations and warranties. In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly make representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we consider this practice to be customary and routine. At September 30, 2002, we had $3.5 million of mortgage loans for which we had potential indemnification or repurchase obligations resulting from breaches of our representations and warranties. In the event that the purchaser of these loans experiences any losses with respect to the loans, we would be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. Although we regularly face potential indemnification and repurchase obligations with respect to mortgage loans that we have sold, we have not historically incurred any significant indemnification losses. As a result, we do not maintain a reserve for this purpose.

         Our mortgage banking segment acquires residential mortgage loans from small retail-oriented originators through CMS and the mortgage division of Crescent Bank. Crescent Bank acquires conventional loans in the

Southeast United States while CMS acquires conventional and FHA/VA loans in the Northeast, Midatlantic and Midwest United States, and FHA/VA loans in the Southeast United States.

         Crescent Bank acquires residential mortgage loans from approximately 524 small retail-oriented originators in the Southeast United States through various funding sources, including Crescent Bank’s regular funding sources -- a $55 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million repurchase agreement with UBS/Paine Webber. CMS acquires residential mortgage loans from approximately 627 small retail-oriented originators in the Southeast, Northeast, Midatlantic and Midwest United States through various funding sources, including a $250 million line of credit from UBS/Paine Webber, a $40 million line of credit from Colonial Bank, and a $75 million repurchase agreement from UBS/Paine Webber. Under the repurchase agreements, we sell our mortgage loans and simultaneously assign the related forward sale commitments to UBS/Paine Webber. The majority of our mortgage loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being “warehoused” for 10 to 30 days. We purchase loans that we believe will meet secondary market criteria, such as loans providing for amount limitations and loan-to-value ratios that would qualify for resales to Freddie Mac, Fannie Mae and Ginnie Mae. To the extent that we retain the servicing rights on the mortgage loans that we resell, we collect annual servicing fees while the loan is outstanding. We sell a portion of our retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of our mortgage banking business and its contribution to net income. We currently pay a third party subcontractor to perform servicing functions with respect to loans we sell, but where we retain the servicing.

         Total Mortgage Loan Acquisitions and Sales

         During the first nine months of 2002, we acquired $2.7 billion of mortgage loans, and we sold $2.8 billion of these mortgage loans in the secondary market. At September 30, 2002, we carried $205.5 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans. During the first nine months of 2001, we acquired $2.3 billion of mortgage loans while we sold in the secondary market $2.2 billion of mortgage loans. At September 30, 2001, we carried $143.3 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans.

         Servicing Rights

         At September 30, 2002, we carried $5.7 million of mortgage servicing rights on our balance sheet, compared to $2.8 million at September 30, 2001 and $3.1 million at December 31, 2001. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $910.1 million at September 30, 2002, $434.2 million at September 30, 2001 and $693.8 million at December 31, 2001. During the first nine months of 2002, we sold servicing rights with respect to $2.2 billion of mortgage loans carried on our balance sheet at a cost of $12.9 million for a gain of $13.0 million. During the first nine months of 2001, we sold servicing rights with respect to $2.1 billion of mortgage loans carried on our balance sheet at a cost of $18.8 million for a gain of $13.6 million.

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

         Other Borrowings

         Crescent Bank’s other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta, which is priced at the Federal Home Loan Bank of Atlanta daily rate plus 25 basis points. At September 30, 2002, this rate was 2.67%. All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at one-month LIBOR plus 115 to 155 basis points with a floor of 250 basis points, and UBS/Paine Webber, priced at one-month LIBOR plus 100 to 130 basis points. At September 30, 2002, these rates were 3.75% and 3.12%, respectively.

Capital and Liquidity

         Our capital adequacy is measured by risk-based and leverage capital guidelines. Developed by regulatory authorities to establish capital requirements, the risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised Crescent Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. Crescent Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At September 30, 2002, Crescent Bank’s leverage ratio was 6.56%.

         On November 9, 2001, we completed a $3.5 million offering and sale of trust preferred securities. We also completed a public offering of 555,555 of our common stock on September 19, 2002. The Company received net proceeds from the offering of common stock of approximately $7.1 million

         At September 30, 2002, our total consolidated shareholders’ equity was $31.7 million, or 6.86% of total consolidated assets, compared to $15.5 million, or 4.9% of total consolidated assets at September 30, 2001, and $17.6 million, or 3.65% of total consolidated assets, at December 31, 2001. The increase in shareholders’ equity to total asset ratio in the first nine months of 2002 was the result of the two capital offerings, as well as the decrease in total consolidated assets.

         At September 30, 2002, our ratio of total consolidated capital to risk-adjusted assets was 12.02%, 11.31% of which consisted of tangible common shareholders’ equity. We paid $475,113, or $0.2325 per share, of dividends to our shareholders during the first nine months of 2002. A quarterly dividend of $.0775 was declared in October, payable on November 30, 2002 to shareholders of record as of November 25, 2002. As of September 30, 2001, our ratio of total consolidated capital to risk-adjusted assets was 7.79%, 7.07% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2001, total consolidated capital to risk-adjusted assets was 7.23%, 6.71% of which consisted of tangible common shareholders’ equity.

         In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our then outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. Our borrowing under this new line of credit accrues interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, minus 0.50%. Under the terms of the line of credit, we are required to pay 12 months of interest only, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly.

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

         As of September 30, 2002, we had various sources of liquidity, distinct from our internal equity and operational financing, that were available to us to support our growth and operations. We have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $5.4 million for the nine months ended September 30, 2002. We also maintain warehouse lines of credit from UBS/PaineWebber Inc. and Colonial Bank totaling $290 million, available to fund the origination and holding of our mortgage loan business. In addition, we have $11.6 million of federal funds lines that we may access.

         Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $90.7 million, $94.3 million and $104.1 million during the nine month period ending September 30, 2002, the nine month period ending September 30, 2001, and the twelve month period ending December 31, 2001, representing 41%, 49% and 59% of average deposits for those periods, respectively. Average net non-mortgage loans were 66%, 52% and 59% of average deposits during the nine month periods ending September 30, 2002 and September 30, 2001, and the twelve month period ending December 31, 2001, respectively. Average deposits were 58%, 62% and 55% of average interest-earning assets during the nine month periods ending September 30, 2002 and September 30, 2001, and the twelve month period ended December 31, 2001, respectively.

         Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. In addition to the borrowing sources related to the mortgage operations, Crescent Bank’s liquidity position has also been enhanced by the operations of its mortgage division due to the investment of funds in short-term assets in the form of mortgages held for sale. Once funded, mortgages will generally be held by Crescent Bank for a period of 10 to 30 days. We presently believe that Crescent Bank’s liquidity sources are adequate to meet its operating needs in the foreseeable future. Similarly, we presently believe that CMS’ liquidity sources are adequate for its operations in the foreseeable future due to its investment in the short-term mortgage loans it holds for sale.

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

Interest Rate Risk

         Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of our equity. Changes in interest rates affect our volume of mortgage production, the value and retention of mortgage servicing rights and the value and effectiveness of mortgage interest rate hedges.

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

         As of December 31, 2001

         The following table shows our rate sensitive position at December 31, 2001. Approximately 85% of earning assets and 96% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year time period, was $8.7 million, or 2% of total assets.

	Interest Rate Sensitivity Gaps as of December 31, 2001 Amounts Repricing In

	0-90 Days	91-365 Days	1-5 Years	Over 5 Years

	(millions of dollars)
Interest-earning assets	$354.1	$24.7	$49.5	$19.5
Interest-bearing liabilities	313.1	75.4	16.8	0

Interest sensitivity gap	$42.0	$(50.7)	$32.7	$19.5

         We were in an asset-sensitive position for the cumulative nine-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At December 31, 2001, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

         We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At December 31, 2001, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $759 million. Of the mortgage pipeline, we had, as of December 31, 2001, approximately $265 million of mortgage loans that were subject to interest rate risk. The remaining $494 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of:

•	loans under contract to be placed with a private investor through a best efforts agreement, where the investor purchases the loans from us at the contractual loan rate;

•	loans with floating interest rates which close at the current market rate; and

•	loans where the original fixed interest rate commitment has expired and which will be repriced at the current market rate.

         As of September 30, 2002

         The following table shows our rate sensitive position at September 30, 2002. Approximately 77% of earning assets and 87% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year time period, was $24.9 million, or 5% of total assets.

	Interest Rate Sensitivity Gaps as of September 30, 2002 Amounts Repricing In:

	0-90 Days	91-365 Days	1-5 Years	Over 5 Years

	(dollars in millions)
Interest-earning assets	$291.0	$27.0	$65.7	$30.0
Interest-bearing liabilities	252.3	90.6	51.3	—

Interest sensitivity gap	$38.7	$(63.6)	$14.4	$30.0

         We were in an asset-sensitive position for the cumulative nine-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At September 30, 2002, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

         We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At September 30, 2002, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $1.3 billion. Of the mortgage pipeline, we had, as of September 30, 2002, approximately $847.3 million for which we had interest rate risk. The remaining $465.7 million of mortgage loans are not subject to interest rate risk.

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

         On January 1, 2001, we adopted Financial Accounting Standards Board (FASB) No. 133, “Accounting For Certain Derivative Instruments And Hedging Activities,” and FASB No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities-An Amendment of FASB No. 133” (collectively, “FAS 133”). Under FAS 133, all derivative financial instruments are to be recognized on a company’s balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative instrument as either (i) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a “fair value” hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or (iii) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in the net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders’ equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in the net income of the current period. We have nine types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133: (i) interest rate lock commitments, (ii) mandatory sales commitments, and (iii) options to deliver mortgage-backed securities. All of these derivative financial instruments are considered to be free-standing derivative instruments.

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

         Through September 30, 2002 the impact on net income, net of tax, was $(206,772). The $(206,772) FAS 133 effect on net income during the nine month period ended September 30, 2002 reflects the change in the fair value of our free standing derivatives of $(333,503), net of the related tax effect of $126,731.

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

         Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate the fallout. While we may use other hedging techniques other than mandatory and optional delivery, our mortgage division’s secondary marketing policy does not allow speculation. As of September 30, 2002, we had purchase commitment agreements in place, terminating between October and December of 2002, with respect to an aggregate of approximately $613.1 million to hedge our locked pipeline and mortgage loans held for sale.

         We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the “shock test.” The shock test projects the effect of an interest rate increase and decrease for 100 and 200 basis points movements. The test projects the effect on our rate sensitive assets and liabilities, mortgage pipeline, mortgage servicing rights and mortgage production.

         We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy.

Effects of Inflation

         Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and the Federal Reserve increased the interest rate nine times in 1999 for a total of 75 basis points in an attempt to control inflation. However, the Federal Reserve also has reduced interest rates on eleven occasions for a total of 475 basis points in 2001.

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

Item 4) Controls and Procedures

          Within the 90-day period prior to the date of this report, we commenced an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. In the course of this evaluation, we have discovered inconsistencies between our mortgage banking software system and our mortgage servicing rights valuations and the mortgage loans held for sale, and we have determined that the reporting and disclosure controls and procedures of our mortgage banking operations require improvement.

          We presently are working to develop and implement changes to our controls and procedures to ensure that similar inconsistencies do not reoccur in the future. These changes include, among other things:

  the hiring of a Certified Public Accountant to serve as our Chief Financial Officer;
  the hiring of a separate Chief Financial Officer for our mortgage operations;
  the creation of an internal audit department for our mortgage operations;
  changes in the day-to-day reporting and review procedures to ensure the quality of the information that we collect; and
  daily reporting and reconciliation of mortgage loans purchased and sold.

          It is our present belief that, when implemented, these changes will result in a system of disclosure controls and procedures that we expect will be effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information will be accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

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

CRESCENT BANKING COMPANY (Registrant)
Date: November 14, 2002	/s/ J. DONALD BOGGUS,JR.

J. Donald Boggus, Jr. President and Chief Executive Officer

Date: November 14, 2002	/s/ BONNIE B. BOLING

Bonnie B. Boling Chief Financial Officer

CERTIFICATIONS

I, J. Donald Boggus, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crescent Banking Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ J. Donald Boggus, Jr.

J. Donald Boggus, Jr.
President and Chief Executive Officer

CERTIFICATIONS

I, Bonnie B. Boling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crescent Banking Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Bonnie B. Boling

Bonnie B. Boling
Chief Financial Officer