Form 10-K/A
period 2001-12-31
CRESCENT BANKING CO
filed 2003-04-15
CIK 883476

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 2

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-20251

CRESCENT BANKING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-1968323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

251 Highway 515, Jasper, Georgia	30143
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 692-2424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 26, 2002, was $26.1 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of March 26, 2002 was 1,847,930.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2001 Annual Report to Shareholders for the year ended December 31, 2001 (the “Annual Report”) are incorporated by reference into this Form 10-K/A. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

Certain portions of Crescent Banking Company’s definitive Proxy Statement and related Proxy Supplement for its 2002 Annual Meeting of Shareholders (collectively, the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K/A. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made or incorporated by reference herein, including, without limitation, certain of the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report, constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the” Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Crescent Banking Company (“Crescent” or the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “could,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “consider,” “possible” or other similar words and expressions of the future. The Company’s actual results may differ significantly from the results that the Company discusses in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation, the following:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

•	interest rate and credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which the Company or its subsidiaries may from time to time be a party, including, without limitation, the Company’s ability to successfully integrate any businesses that it acquires;

•	the failure of assumptions underlying the establishment of reserves for loan losses; and

•	those factors and risks described in any subsequent filings that the Company makes with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. The Company undertakes no duty to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which they were otherwise made. The safe harbor for forward-looking statements contained in the Securities Litigation Reform Act of 1995, as amended (the “Reform Act”), protects companies from liability for their forward-looking statements if they comply with the requirements of the Reform Act. With respect to any forward-looking statements, the Company hereby expressly claims protection under the Reform Act.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company is made up of the following three entities:

•	Crescent Banking Company, which is the parent holding company of Crescent Bank & Trust Company (“Crescent Bank” or the “Bank”) and Crescent Mortgage Services, Inc. (“CMS”);

•	Crescent Bank, a community-focused commercial bank that also engages in substantial mortgage banking operations; and

•	CMS, a mortgage banking company.

The Company conducts nearly all of its business through Crescent Bank and CMS.

As of December 31, 2001, the Company had total consolidated assets of approximately $484.4 million, total deposits of approximately $221.9 million, total consolidated liabilities, including deposits, of $468.1 million and consolidated shareholders’ equity of approximately $16.3 million. The Company’s commercial banking and mortgage banking segments are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

The Company’s principal executive offices, including the principal executive offices of Crescent Bank, are located at 251 Highway 515, Jasper, Georgia 30143, and the telephone number at that address is (706) 692-2424. CMS’ principal executive offices are located at 115 Perimeter Center, Suite 225, Atlanta, Georgia 30346, and its telephone number is (770) 392-1611. The Company maintains an Internet website at www.crescentbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

Crescent

Crescent is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Federal Bank Holding Company Act of 1956, as amended (the “BHC Act”) and with the Georgia Department of Banking and Finance (the “Georgia Department”) under the Financial Institutions Code of Georgia, as amended. Crescent was incorporated on November 19, 1991 to become the parent holding company of Crescent Bank. Crescent also owns 100% of CMS, the Company’s wholly-owned subsidiary mortgage banking company.

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. Crescent Bank is a Georgia banking corporation that was founded in August 1989 and began its wholesale mortgage banking operations in February 1993. Crescent Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”) and its deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”). Crescent Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through Crescent Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia, and wholesale mortgage banking services to correspondents located in the Atlanta, Georgia metropolitan area and throughout the Southeast United States. As its primary market area, Crescent Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. Crescent Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While Crescent Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers.

The retail nature of Crescent Bank’s commercial banking operations allows for diversification of depositors and borrowers, and Crescent Bank’s management believes it is not dependent upon a single or a few customers. Crescent Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries.

For the year ended December 31, 2001, the Company had pretax income from its commercial banking business of approximately $1.5 million, or 12.6% of the Company’s total pretax income. During the fiscal years 1998, 1999 and 2000, the

Company had pretax income from its commercial banking business of approximately $671,184, $821,961 and $1.3 million, representing approximately 15.0%, (86.3)% and (57.8)% of the Company’s total pretax income (loss), respectively. The Company’s commercial loan portfolio, which has experienced significant growth since 1998, represents the largest earning asset for the Company’s commercial banking operations. The Company’s portfolio grew 30.8% in 1999, 71.8% in 2000 and 33.0% for the year ended December 31, 2001. At December 31, 2001, the Company had total commercial loans of $123.6 million.

Mortgage Banking Business

The Company presently originates, sells and services mortgage loans through Crescent Bank’s mortgage division and through CMS. The Company incorporated CMS as a separate subsidiary in October 1994 and it serves as an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and private investors. CMS offers wholesale mortgage banking services and provides servicing for residential mortgage loans. CMS has wholesale mortgage banking offices located in Atlanta, Georgia, Manchester, New Hampshire, Chicago, Illinois, and Columbia, Maryland.

The Company purchases mortgage loans from its correspondent base of small retail-oriented originators located near its offices in the Southeast, Midatlantic, Midwest and Northeast regions of the United States. The Company uses a total of approximately 1,034 different correspondents, and its largest correspondent relationship accounts for only 2.3% of the Company’s total loan production. The geographic areas of highest concentration of the Company’s loan production are Georgia and Massachusetts, accounting for 26% and 12% of the Company’s loan production, respectively.

Each of the Company’s branch mortgage offices deal directly with the correspondents in their respective regions and handle the loans received from, and originated by, the correspondents. Personnel in each of the branches are responsible for accepting commitments and making underwriting decisions on loans. In the Company’s Northeast and Midwest offices, the Company’s personnel are, in some cases, also responsible for closing the loans. In the Company’s Southeast office, the staff also performs and oversees rate sheet pricing, hedging activities and delivery of loans to the secondary markets. The following table provides information regarding the amount of loan production from each of the Company’s offices for the year ended December 31, 2001:

	Aggregate Principal Amount of Mortgage	Percentage of Total Mortgage Loans
Office	Loans Originated	Originated
	(In Thousands)
Southeast Office—Atlanta, Georgia	$1,439.9	42.6%
Northeast Office—Manchester, New Hampshire	1,094.4	32.4
Midwest, Office—Chicago, Illinois	468.2	13.9
Midatlantic Office—Columbia, Maryland	376.4	11.1

Total	$3,379.0	100.0%

The Company’s correspondents register each loan with the Company under either an interest rate guaranteed lock commitment or a floating commitment that closes at the current market rate. In the case of lock commitments, the Company hedges these commitments with forward commitments to deliver the loans in a mortgage-backed security. The correspondent is responsible for assembling the loan package, including the application and all verifications, appraisals, credit reports and other necessary items, and then presents the package to the Company for approval. If the Company decides to purchase the loan presented to its by the correspondents, then the Company presents the loan to its closing department to prepare a closing and servicing package. The closing department reviews the loan to ensure that it was closed properly and prepares and delivers a servicing package to the Company’s servicing agent.

The Company purchases each loan with borrowings under its warehouse lines of credit with UBS Paine Webber Inc., the Federal Home Loan Bank of Atlanta and Colonial Bank, or with funds from Crescent Bank’s operations. The Company typically holds, or “warehouses,” each loan for a period of 10 to 30 days before selling it in the secondary market to Freddie Mac, Fannie Mae or private investors. In the case of securitized loans that the Company sells, the Company completes these sales at a settlement date that is typically 5 to 30 days after the Company arranges the sale. After the settlement date, there is no further cash funding delay.

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

Aggregate Principal Balance	Average Principal Balance	Weighted Average Interest Rate	Weighted Average Net Servicing Fee
$693.8 million	$127,000	6.78%	0.264%

Of this portfolio, approximately 51.0% of the loans are agency loans and 49.0% are private investor loans. The Company receives an independent third party valuation of its servicing portfolio each quarter. During the year ended December 31, 2001, the Company sold servicing rights with respect to approximately $2.8 billion of mortgage loans, representing approximately 82.0% of the Company’s total loan production during that period. Various factors influence the Company’s decision whether to sell the servicing rights for a particular loan, including:

•	the composition of the portfolio of loans for that period, including the interest rates, maturities and average loan amounts;

•	then current market bids and contract prices;

•	the Company’s overall capital and liquidity position; and

•	the Company’s net income expectations.

During the warehouse period, when the Company is holding a loan pending resale, the Company receives any interest payments that are due under the loan, as well as ancillary income related to gestation fees, late fees, mortgage life insurance commissions and assumption fees due under the loan. This generally enables the Company to maintain a positive spread on the rate of interest paid to the Company on the loan and the rate of interest paid by the Company on the borrowings under its warehouse lines of credit used to purchase the loan. The Company faces interest rate risk during the warehouse period because an increase in interest rates can decrease the attractiveness and value of the loan that the Company is holding pending resale.

The Company attempts to reduce its potential interest rate risk that can result from market movements that take place between the time commitments to purchase mortgage loans are made and the time the loans are closed by either:

•	ensuring commitments are in place through the secondary market to purchase the loans from the Company; or

•	purchasing an option to deliver to the secondary market a mortgage-backed security.

The Company may also use other “hedging” techniques to minimize interest rate risk, but the Company does not engage in speculative secondary market activities.

The Company’s mortgage banking business is not dependent on any particular mortgage loan originators or borrowers, but is dependent upon warehouse creditors to fund the origination and holding of mortgage loans pending securitization. The Company’s mortgage banking operations are also highly dependent on the efforts of Mr. Robert C. KenKnight, President of CMS and Executive Vice President of Crescent Bank’s mortgage banking operations.

Continued Expansion

Consistent with the Company’s efforts to better service its market, the Company has engaged in recent expansion of its business. In August 2000, CMS opened a satellite mortgage banking office in Columbia, Maryland. In February 2000, Crescent Bank opened a loan production office in Cumming, Georgia, and, in December 2000, converted that office to a full service branch. This office serves the needs of many local residents in Canton who have traditionally banked with larger regional and national banks that often lack a community focus.

Seasonality; Cycles

The Company does not consider its commercial banking operations to be seasonal in nature. The Company’s mortgage banking business does vary seasonally, with the volume of home financings, in particular, being generally lower during the winter months. Although both the Company’s commercial and mortgage banking operations are somewhat cyclical and dependent upon the level of and changes in interest rates, the volume of mortgage origination and earnings of the Company’s mortgage banking operations are more sensitive to interest rate levels and changes.

Competition

The Company’s commercial banking and mortgage banking businesses operate in highly competitive markets. Crescent

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

More specifically, Crescent Bank faces the following direct competition in its current market area:

•	three other commercial banks have offices in the Jasper area of Pickens County, Georgia;

•	eight commercial banks and one credit union have offices in Bartow County, Georgia; and

•	ten commercial banks and two credit unions have offices in Cherokee County, Georgia.

Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within Crescent Bank’s market area. Virtually every type of competitor for business of the type served by Crescent Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic technology than the Company may. To offset these competitive disadvantages, Crescent Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

The Company’s wholesale mortgage banking business is also intensely competitive locally, regionally and nationally. The Company competes with thrifts, commercial banks, mortgage companies and brokers, insurance companies, and securities firms having local, regional and national operations with respect to the purchase, servicing and sale of mortgage loans. Many of these institutions have substantially greater resources than the Company has.

Employees

At December 31, 2001, the Company had 172 full-time and 35 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and the Bank’s businesses. Any change in applicable laws or regulations, or regulatory policies and practices, may have a material effect on the business of the Company and the Bank. Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company securities.

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

The Company is a legal entity separate and distinct from the Bank and its other Subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank Subsidiaries, including CMS. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (the “GLB Act”), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized,” “well-managed,” as defined in Federal Reserve Regulation Y, have and maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, as amended (“CRA”), and meet certain other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and the related Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting term of the investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall insight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervisions and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future.

Bank Regulation

As a Georgia bank, whose deposits are insured by the FDIC up to the maximum as provided by law, the Bank is subject to regulation and examination by the Georgia Department and the FDIC. The Georgia Department and the FDIC regulate and monitor all of the Bank’s operations, including reserves, loans, mortgages, payments of dividends, interest rates and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates.

Various statutes and contracts limit the Bank’s ability to pay dividends, extend credit or otherwise supply funds to the Company and its subsidiaries. Dividends from the Bank are expected to constitute the Company’s major source of funds for servicing Company debt and paying cash dividends on the Company’s stock. Under Georgia law, the Georgia Department’s approval of a dividend by the Bank generally is required if: (i) total classified assets at the most recent examination of the Bank exceed 80% of equity capital as reflected at such examination; (ii) the aggregate amount of dividends to be paid in the calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous year; and (iii) the ratio of the Bank’s equity capital to its adjusted total assets is less than 6%. The FDIC and the Georgia Department also have the general authority to limit the dividends paid by insured banks, if such payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Furthermore, the FDIC has the right to prevent or remedy unsafe or unsound banking practices or other violations of law.

Mortgage Banking Regulation

CMS is licensed and regulated as a “mortgage banker” by the Georgia Department. It is also qualified as a Freddie Mac seller/servicer and CMS must meet the requirements of such corporations and various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and national banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”).

In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and the FDIC have not advised the Company or the Bank of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to them.

The Federal Deposit Insurance Corporation Improvement Act of 1992 (“FDICIA”) requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

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

As of December 31, 2001, the Company had Tier 1 Capital and total capital of approximately 6.32% and 6.85% of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 5.38% and 6.17% of risk-weighted assets. As of December 31, 2001, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 5.11% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 4.60%.

The Company has not been informed of a particular leverage capital requirement applicable to it, however, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At December 31, 2001, the Bank’s leverage ratio was 4.60%.

The Georgia Department also expects bank holding companies to maintain minimum levels of primary capital and adjusted primary capital on a consolidated basis (generally 5.0% of total assets). Under Georgia Department policies, the components of primary capital include common stock, perpetual preferred stock, surplus, undivided profits, mandatory convertible instruments, allowances for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt instruments. While the Georgia Department’s policies do not require the risk-weighting of assets, the Georgia Department assumes that moderate degrees of risk exist. If it discovers high amounts of risk or significant non-banking activities, the Georgia Department may require higher capital ratios. Further, the written policies of the Georgia Department require that Georgia banks generally maintain a minimum ratio of primary capital to total assets of 6.0%.

The table, which follows, sets forth certain capital information of the Company and Bank as of December 31, 2001:

	Capital Adequacy
	Company	Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Leverage Ratio:
Actual	$19,341	5.11%	$10,959	4.60%
Minimum Required(1)	15,139	4.00%	9,527	8.00%
Risk-Based Capital:
Tier 1 Capital
Actual	19,341	6.32%	10,959	5.38%
Minimum Required	12,232	4.00%	8,143	4.00%
Total Risk-Based Capital:
Actual	20,937	6.85%	12,555	6.17%
Minimum Required	24,465	8.00%	16,286	8.00%

(1)	Represents the highest minimum requirement. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

(2)	Results from an agreement with the Georgia Department.

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. An acceptable capital restoration plan requires the depository institution’s parent holding company to guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. On December 20, 1996, the FDIC adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution’s financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component of Sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rate. When regulators evaluate this component, consideration is expected to be given to management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify measure, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

FDIC Insurance Assessments

The Bank’s deposits are primarily insured by BIF, and the Bank is subject to FDIC Insurance Assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions.

Each financial institution is assigned to one of three capital groups—“well capitalized,” “adequately capitalized” or “undercapitalized”—and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 2001, the Bank paid $61,824 in deposit premiums. The FDIC has indicated that, based on its current level of reserves, it is considering deposit insurance assessments in 2002.

The FDIC’s Board of Directors continued the 1998 BIF and Savings Association Insurance Fund (“SAIF”) assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.84 to 1.96 basis points in 2001. The assessment rates are 1.82 and 1.76 basis points for the first and second quarter of 2002, respectively.

Community Reinvestment Act and Consumer Regulations

The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies’ regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a “financial holding company,” the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following its most recent CRA examination, the Bank received a “satisfactory” CRA rating.

The GLB Act and federal bank regulators have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank’s primary federal regulator using a lending test, an investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. As a result of GLB, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank’s financial subsidiary if any of the bank received less than a “satisfactory” CRA rating in its latest CRA examination.

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In April 1994, the Department of Housing and Urban Development, the Department of Justice (the “DoJ”), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DoJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Bank cannot be predicted.

Legislative and Regulatory Changes

On October 26, 2001, a new anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. This law restricts money laundering by terrorists in the United States and abroad. This act specifies new “know your customer” requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

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

ITEM 2. DESCRIPTION OF PROPERTIES

During 2001, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, four teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine with a 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space and added an additional 5,000 square feet of administrative office space in 1999. The facility is considered in good condition. The Bank also owns the full service branch on Towne Lake Parkway, Woodstock, Georgia. The Towne Lake building contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby. The Towne Lake building has two drive-up teller windows and an automated teller machine with a 24-hour-a-day access.

The Bank leases 5,250 square feet on Perimeter Center Circle in Atlanta, Georgia for its southeast mortgage operations. The lease has an expiration date of August 31, 2006. The Bank also leases 3,616 square feet on Glenridge Drive in Atlanta, Georgia for post-closing mortgage operations of the Bank and of CMS with a lease expiration date of October 31, 2003.

In addition, the Bank leases approximately 800 square feet for its branch office located in Marble Hill, Georgia with a lease expiration date of December 31, 2002. The Bank leases 2,000 square feet in Cartersville, Georgia for a full-service branch with a lease expiration date of November 30, 2002, 3,200 square feet in Canton, Georgia for a full-service branch with a lease expiration date of January 31, 2004 and 3,000 square feet in Cumming, Georgia for its newly-converted branch office (converted from a loan production office in December 2000) with a lease expiration date of March 31, 2003. On June 7, 2000, the Bank purchased a 2.3 acre property for $675,000 to construct a new branch facility in Cartersville, Georgia. Construction of the new facility in Cartersville commenced in the third quarter of 2001 with completion expected in the second quarter of 2002. Upon completion, the new branch facility will replace the Bank’s existing branch, which will ultimately be closed.

The Bank also leases a site for an automated teller machine (“ATM”) in the Big Canoe community. The lease agreement expired on October 31, 2001, and was renewed so that it will not expire until October 31, 2006. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2002.

CMS conducts its business primarily through its main office in Manchester, New Hampshire, where CMS leases approximately 5,400 square feet of office space. The lease term for the CMS New Hampshire office expires on March 31, 2004.

In addition, CMS leases 3,500 square feet in Chicago, Illinois for its Chicago wholesale mortgage banking office, with a lease expiration date of January 11, 2003. CMS leases 4,080 square feet in Atlanta, Georgia for its FHA/Veterans Administration (“VA”) loan office. In the third quarter of 1999, CMS moved its FHA/VA operation to the Perimeter Office and subleased the office. The lease term for the Atlanta office expires in December 2002. In addition, CMS leases 800 square feet in Columbia, Maryland for its Mid-Atlantic wholesale mortgage banking office, with a lease expiration date of July 14, 2003.

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

On January 12, 1999, the Company’s Common Stock began trading on the Nasdaq SmallCap Market under the symbol “CSNT” at a price of $13.00 per share. On March 26, 2002, the price of the Company’s Common Stock, as quoted on the Nasdaq SmallCap Market, was $14.10. The following table sets forth the high, low and last sales price of the Company’s Common Stock on the Nasdaq SmallCap Market for the indicated periods.

	Sales Price per share of the Company’s Common Stock
Period	High	Low
2001
Fourth Quarter	$17.00	$13.65
Third Quarter	$18.10	$10.00
Second Quarter	$12.10	$10.50
First Quarter	$11.75	$9.63
2000
Fourth Quarter	$10.00	$9.375
Third Quarter	$12.00	$8.625
Second Quarter	$13.75	$10.00
First Quarter	$14.75	$11.75

Holders

As of March 26, 2002, there were approximately 1,847,930 shares of the Company’s Common Stock outstanding held by approximately 588 record holders.

Dividends

Cash dividends on the Bank’s common stock may only be declared and paid out of its retained earnings, and dividends may not be declared at any time at which the Bank’s paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank’s loans classified as adverse as to repayment or recovery by the Georgia Department at the most recent regulatory examination of the Bank exceeds 80% of the Bank’s equity capital as reflected at such examination.

On February 15, 2002, the Company declared its twenty-second consecutive quarterly dividend of $.0775 per share, payable on March 7, 2002 to shareholders of record on February 26, 2002.

The following table sets forth, for the Company’s last two fiscal years, the dividends per share declared and paid by the Company:

Period	Dividend Per Share
2001
Fourth Quarter	$.0775
Third Quarter	$.0775
Second Quarter	$.0775
First Quarter	$.0775
2000
Fourth Quarter	$.0775
Third Quarter	$.0775
Second Quarter	$.0750
First Quarter	$.0700

Future dividends on the Common Stock will depend upon the earnings of the Company, its financial condition, the capital adequacy of the Company and its Subsidiaries, and their need for funds, and other relevant factors, including applicable restrictions and governmental policies and regulations. The ability of the Company to pay dividends is subject to statutory restrictions on cash dividends applicable to Georgia business corporations, in particular the requirements that, after giving effect to the dividends, the corporation be able to pay its debts as they become due in the usual course of business and that the corporation’s assets not be less than the sum of its total liabilities.

Unless the Company is successful in its efforts to diversify or acquire other financial institutions, it will have no substantial sources of income other than dividends it may receive from the Bank and CMS. The Bank’s ability to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends applicable to banks chartered under the laws of the State of Georgia. Certain other statutory and regulatory restrictions affect the payment of dividends by the Bank.

Recent Sales of Unregistered Securities

During the last three years, the Company has not sold any of its securities without registering them under the Securities Act, except as follows:

•	On November 9, 2001, the Company completed an offering of $3.5 million of trust-preferred securities. In that offering:

(1)	the Company organized a Delaware statutory business trust (the “Trust”) called “Crescent Capital Trust I,” which is governed by an Amended and Restated Trust Agreement between the Company, Wilmington Trust Company, as trustee (the “Trustee”), and three of the Company’s employees who are the administrators of the Trust;

(2)	the Company issued and sold to the Trust approximately $3.6 million in aggregate principal amount of its unsecured junior subordinated debentures, which were issued under a Junior Subordinated Indenture between the Company and the Trustee;

(3)	the Trust issued and sold:

(a)	$3.5 million of preferred capital securities with a liquidation amount of $50,000 per security to outside investors, and

(b)	$105,000 of its common securities to the Company, making the Company the only holder of the Trust’s common securities and used the proceeds from these sales to purchase the junior subordinated debentures from the Company; and

(4)	under a Guarantee Agreement between the Company and the Trustee, the Company fully and unconditionally guaranteed the payments of all amounts due on the preferred capital securities, except that the Company’s guarantee is limited to the extent the Trust actually has funds available for payment of distributions and does not apply where the Trust does not have sufficient funds to make payments on the preferred capital securities.

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

Please refer to that section of the Company’s 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the “Annual Report”) entitled “Financial Highlights,” which is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please refer to that section of the Company’s Annual Report entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to that section of the Company’s Annual Report entitled “Quantitative and Qualitative Disclosures About Our Market Risk,” which is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to that section of the Company’s Annual Report entitled “Consolidated Financial Report,” which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding the Company’s directors and executive officers required by this Item 10 is contained in the Company’s definitive Proxy Statement and related Proxy Supplement for its 2002 Annual Meeting of Shareholders filed pursuant to Rule 14a-6 of the Exchange Act (collectively, the “Proxy Statement”), under the captions “Proposal One—General,” “—Election of Directors,” “—Information Relating to Directors, Executive Officers and Nominees,” “Additional Information—Compensation of Directors and Attendance at Meetings,” “—Committees of the Board of Directors,” “—Ownership of Common Stock by Certain Beneficial Owners and Management,” “—Compensation of Executive Officers and Directors” and “—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company’s Board of Directors. The term “executive officer,” as used herein, means any officer who has major policy-making functions with respect to the Company, the Bank and/or CMS.

Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of the Company’s executive officers is contained in the Proxy Statement under the captions “Additional Information—Compensation of Executive Officers and Directors,” “—Summary Compensation Table,” “—Option/SAR Grants in Last Fiscal Year,” “—Aggregated Option/SAR Exercises in 2001 and 2000 Year-End Option/SAR Values,” “—Long-Term Incentive Plans—Awards in Last Fiscal Year,” “—Executive Employment Agreements” and “—Certain Transactions” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained in the Proxy Statement under the caption “Additional Information—Ownership of Common Stock by Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption “Additional Information—Certain Transactions” and is incorporated herein by reference.

With the exception of the above disclosures, and other than in the ordinary course of business, there were no transactions during 2001, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following Exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description

3.1

Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, Securities and Exchange Commission (the “Commission”) File No. 33-45254 (the “Form S-4”)).

3.2

Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3	Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4

Employment Agreement between the Bank and Mr. Robert C. KenKnight dated as of May 1, 1997 (Incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

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

10.16	Compensation Agreement, dated as of April 30, 1998, by and between Crescent Bank and Michael P. Leddy.*

11.1	Statement Regarding Computation of Per Share Earnings.

13.1

Crescent Banking Company 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001. With the exception of information expressly incorporated herein, the 2001 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K/A.

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

99.3	Section 1350 Certifications.

*	Previously filed

(b) Reports on Form 8-K.

During the last quarter of the period covered by this Form 10-K/A, the Company filed the following Current Reports on Form 8-K:

•     Current Report on Form 8-K filed on November 15, 2001 (Securities and Exchange Commission File No. 000-20251).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ J. DONALD BOGGUS, JR. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003

/s/ LELAND W. BRANTLEY, JR. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003

/s/ A. JAMES ELLIOTT A. James Elliott	Chairman of the Board of Directors	April 15, 2003

/s/ JOHN S. DEAN, SR. John S. Dean, Sr.	Director	April 15, 2003

/s/ CHARLES GEHRMANN Charles Gehrmann	Director	April 15, 2003

/s/ MICHAEL W. LOWE Michael W. Lowe	Director	April 15, 2003

/s/ JANIE WHITFIELD Janie Whitfield	Director	April 15, 2003

CERTIFICATIONS

I, J. Donald Boggus, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Crescent Banking Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: April 15, 2003	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr.
President and Chief Executive Officer

I, Leland W. Brantley, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Crescent Banking Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: April 15, 2003	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

11.1	Statement Regarding Computation of Per Share Earnings (Losses).

13.1

Crescent Banking Company 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001. With the exception of information expressly incorporated herein, the 2001 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K/A.

23.1	Consent of Mauldin & Jenkins LLC.

99.3	Section 1350 Certifications.