Form 10-Q/A
period 2002-03-31
CRESCENT BANKING CO
filed 2003-04-15
CIK 883476

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Restated)

	March 31, 2002	December 31, 2001
Assets
Cash and due from banks	$12,972,097	$11,936,985
Interest bearing deposits in other banks	425,888	235,660
Federal fund sold	2,292,000	179,000
Securities available-for-sale	9,107,161	8,931,589
Securities held-to-maturity, at cost (fair value of $10,214,183 and $10,351,765, respectively)	10,564,361	10,414,845
Restricted equity securities	2,220,975	1,920,975
Mortgage loans held for sale	194,869,715	300,785,842
Loans	135,225,273	123,611,401
Less allowance for loan losses	(1,762,225)	(1,596,287)

Loans, net	133,463,048	122,015,114
Premises and equipment, net	6,588,963	6,321,651
Other real estate owned	26,337	332,743
Mortgage servicing rights	3,717,692	3,098,579
Cash surrender value of life insurance	4,636,038	3,634,472
Premium on deposits purchased	537,424	555,956
Derivative assets	25,322	—
Accounts receivable-brokers and escrow agents	5,388,249	6,024,895
Other assets	8,548,637	8,059,236

Total Assets	$395,383,907	$484,447,542

Liabilities
Deposits
Noninterest-bearing	$54,741,636	$45,718,364
Interest-bearing	179,862,995	176,246,435

Total deposits	234,604,631	221,964,799
Drafts payable	16,455,529	9,424,722
Accrued interest and other liabilities	7,785,904	7,646,141
Derivative liability	—	22,846
Other borrowings	118,229,906	229,081,205

Total liabilities	377,075,970	468,139,713
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 1,862,736 and 1,847,929 issued, respectively	1,862,736	1,847,929
Surplus	9,592,519	9,414,713
Retained earnings	7,220,719	5,169,663
Less cost of 6,668 shares acquired for the treasury	(36,091)	(36,091)
Accumulated other comprehensive loss	(331,946)	(88,385)

Total stockholders’ equity	18,307,937	16,307,829

Total liabilities and stockholders’ equity	$395,383,907	$484,447,542

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended March 31,
	2002	2001
		(Restated)
Interest income
Interest and fees on loans	$2,328,273	$2,217,892
Interest and fees on mortgage loans held for sale	2,898,496	2,089,940
Interest on securities:
Taxable	360,374	290,720
Nontaxable	3,838	3,838
Interest on deposits in other banks	7,506	64,156
Interest on Federal funds sold	5,030	40,276

	5,603,517	4,706,822

Interest expense
Interest on deposits	1,852,845	2,197,372
interest on other borrowings	1,122,018	1,144,364

	2,974,863	3,341,736

Net interest income	2,628,654	1,365,086
Provision for loan losses	170,000	115,000

Net interest income after provision for loan losses	2,458,654	1,250,086
Other income
Service charges on deposit accounts	196,103	186,954
Mortgage servicing fee income	436,997	168,046
Gestation fee income	68,196	228,331
Gains on sale of mortgage servicing rights	4,594,689	2,922,499
Gains on sale of mortgage loans held for sale	369,750	285,568
Other	143,542	125,727

	5,809,277	3,917,125
Other expenses
Salaries and employee benefits	4,130,691	3,089,680
Capitalized loan orignation costs	(2,321,257)	(1,825,193)
Occupancy and equipment expense	387,855	303,718
Supplies, postage, and telephone	460,421	371,691
Advertising	138,947	96,036
Insurance expense	62,427	53,686
Depreciation and amortization	430,082	421,561
Legal and professional	363,852	300,382
Director fees	61,575	43,525
Mortgage subservicing expense	433,071	51,499
Other	592,927	561,560

	4,740,591	3,468,145
Income before income taxes and cumulative effect of a change in accounting principle	3,527,340	1,699,066
Applicable income taxes	1,333,222	616,490
Income before cumulative effect of a change in accounting principle	$2,194,118	$1,082,576

Cumulative effect of a change in accounting principle	—	(69,770)

Net income	2,194,118	1,012,806
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale arising during period	(243,561)	851,616

Comprehensive income	$1,950,557	$1,864,422

Basis earnings per common share before cumulative effect of a change in accounting principle	$1.19	$0.60
Cumulative effect of a change in accounting principle	0.00	(0.04)

Basic earnings per common share	$1.19	$0.56

Diluted earnings per common share before cumulative effect of a change in accounting principle	$1.14	$0.59
Cumulative effect of a change in accounting principle	0.00	(0.04)

Diluted earnings per common share	$1.14	$0.55

Cash dividends per share of common stock	$0.0775	$0.0775

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the three months ended March 31,
	2002	2001
		(Restated)
Operating Activities
Net Income (loss)	$2,194,118	$1,012,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount on securities	(309,487)	(89,596)
Amortization of deposit intangible	18,532	18,532
Amortization of mortgage servicing rights	210,000	182,950
Provision for loan loss	170,000	115,000
Depreciation	430,082	300,382
Gains on sales of mortgage servicing rights	(4,594,689)	(2,506,440)
(Increase) decrease in mortgage loans held for sale	105,916,127	(57,634,987)
Acquisition of mortgage servicing rights	(3,967,259)	(7,251,718)
Proceeds from sales of mortgage servicing rights	7,986,111	9,961,980
Income on life insurance policies	(64,566)	(61,767)
Increase in interest receivable	(2,883)	(12,284)
Increase (decrease) in accounts receivable	636,646	(1,843,352)
Increase in drafts payable	7,030,807	6,131,040
Increase (decrease) in interest payable	(144,210)	52,982
(Increase) decrease in other assets and liabilities, net	(250,713)	2,262,853

Net cash provided by (used in) operating activities	115,258,616	(49,361,619)
Investing Activities
Net increase in interest-bearing deposits in other banks	(190,228)	(4,489,391)
Acquisition of securities held-to-maturity	(422,138)	—
Proceeds from maturities of securities available-for-sale	—	1,131,234
Proceeds from maturities of securities held-to-maturity	—	520,493
Acquisition of restricted equity securities	(300,000)	—
Purchase of life insurance policies	(937,000)	—
Net increase in Federal funds sold	(2,113,000)	(10,823,000)
Net increase in loans	(11,303,404)	(3,823,599)
Purchase of premises and equipment	(697,394)	(271,643)

Net cash used in investing activities	(15,963,164)	(17,755,906)
Financing Activities
Net increase in deposits	12,639,832	39,399,524
Net increase (decrease) in other borrowings	(110,851,299)	28,259,455
Proceeds from the issuance of common stock	50,069	35,854
Proceeds from the exercise of stock options	44,120	—
Dividends paid	(143,062)	(140,557)
Net cash provided (used in) by financing activities	(98,260,340)	67,554,276
Net increase (decrease) in cash and due from banks	1,035,112	436,751
Cash and due from banks at beginning of year	11,936,985	5,120,426

Cash and due from banks at end of period	$12,972,097	$5,557,177

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	3,119,073	3,288,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

NOTE 1—GENERAL

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the three months ended March 31, 2002 the impact on net income, net of tax was $29,864, compared to the three months ended March 31, 2001 of $103,937. The $29,864 FAS 133 effect on net income during the three-month period ended March 31, 2002 reflects the change in the fair value of the Company’s freestanding derivatives of $48,168, net of the related tax effect of $18,304.

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

After an investigation that began in Fall 2002, the Company discovered two errors related to the calculation of costs and recognition of income on mortgage loans held for sale and mortgage servicing rights. These errors resulted in a misstatement of the costs recorded on the balance sheet for mortgage loans held for sale. The nature of the adjustment recorded as a result of these errors, and the effects of these errors on the Company’s net income, are discussed below.

Mortgage Servicing Rights Gains (Losses)

The Company discovered an error in the method of calculating the costs of mortgage loans held for sale and mortgage servicing rights. This error resulted in the Company’s mortgage servicing rights being understated, and the costs of mortgage loans held for sale being overstated. As a result, during the periods in which mortgage servicing rights were sold, the Company recorded more gain on the sale of mortgage servicing rights than was actually realized.

Gestation Income

The Company discovered a second error related to its recognition of gestation income, which is income derived during the holding, or “gestation” period, from the spread between the fee that the Company receives on mortgage loans that it originates and the fee charged by the securities broker to whom the Company ultimately sells the loans. This error resulted from the Company’s misinterpretation of certain data included on the monthly funding statements received from one of the Company’s major funding sources for its mortgage loans operations. As a result of this error, the Company overstated gestation income.

Compensation Adjustments

As a result of the two errors discussed above, the Company’s income from its mortgage operations was misstated in prior periods. Two key executives in the Company’s mortgage operations have employment arrangements that involve incentives based on the net income of the mortgage operations and changes in the net appraised value of the Company’s mortgage servicing portfolio. As a result of the prior period adjustments, the incentives paid by the Company to these executives were adjusted downward pursuant to agreements.

The effect of the restatement for periods ended March 31, 2002 and December 31, 2001 is as follows:

	For the period Ended March 31, 2002
	As Previously Reported	As Restated	Difference
Mortgage loans held for sale	$207,551,693	$194,869,715	$(12,681,978)
Other Assets	$2,398,717	$8,548,637	$6,149,920
Retained Earnings	$24,839,995	$18,307,937	$(6,532,058)

	For the Year Ended December 31, 2001
	As Previously Reported	As Restated	Difference
Mortgage loans held for sale	$313,467,820	$300,785,842	$(12,681,978)
Other Assets	$1,909,316	$8,059,236	$6,149,920
Retained Earnings	$22,839,887	$16,307,829	$(6,532,058)

This restatement had no effect on the Company’s income before extraordinary items, net income or earnings per common share for the period ending March 31, 2002. The restatement had the effect of increasing net income and related earnings per share amounts for the period ending March 31, 2001 as follows:

Three Months Ended March 31, 2001
Net income	$174,562
Basic earnings per share	0.10
Diluted earnings per share	0.10

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 2002, the Company had purchased loans for which it provides servicing with principal balances totaling $840.9 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended March 31, 2002
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share	$2,194,118	1,848,361	$1.19

Effect of dilutive securities stock options		78,950
Diluted earnings per share	$2,194,118	1,927,311	$1.14

	Three Months Ended March 31, 2001
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share before cumulative effect of a change in accounting principle	$1,082,576	1,815,106	$0.60
Cumulative effect of a change in accounting principle	$(69,770)	1,815,106	$(0.04)
Basic earnings per share	$1,012,806	1,815,106	$0.56
Effect of dilutive securities stock options		31,501
Diluted earnings per share before cumulative effect of a change in accounting principle	$1,082,576	1,846,607	$0.59
Cumulative effect of a change in accounting principle	$(69,770)	1,846,607	$(0.04)
Diluted earnings per share	$1,012,806	1,846,607	$0.55

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

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

	For the three Months Ended March 31, 2002
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$2,705,021	$2,898,496	—	$5,603,517
Interest Expense	$1,027,229	$1,947,634	—	$2,974,863

Net Interest income	$1,677,792	$950,862	—	$2,628,654
Provision for loan loss	$170,000	—	—	$170,000
Other Revenue from external customers	$311,400	$5,497,877	—	$5,809,277
Other expenses	$1,259,909	$3,285,901	$194,781	$4,740,591
Segment pre-tax earnings/(loss)	$559,283	$3,162,838	$(194,781)	$3,527,340
Segment assets	$174,147,974	$221,235,933	—	$395,383,907

	For the three Months Ended March 31, 2001
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$2,616,882	$2,089,940	—	$4,706,822
Interest Expense	$1,353,257	$1,988,479	—	$3,341,736

Net Interest income	$1,263,625	$101,461	—	$1,365,086
Provision for loan loss	$115,000	—	—	$115,000
Other Revenue from external customers	$298,832	$3,618,293	—	$3,917,125
Other expenses	$1,114,147	$2,147,211	$206,787	$3,468,145
Segment pre-tax earnings/(loss)	$333,310	$1,572,543	$(206,787)	$1,699,066
Segment assets	$140,860,760	$171,202,394	—	$312,063,154

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

For purposes of the following discussion, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc. The words “Crescent,” “Crescent Bank” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively.

Special Cautionary Notice Regarding Forward Looking Statements

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. Certain of the statements made herein constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the” Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “could,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “consider,” “possible” or other similar words and expressions of the future. The Company’s actual results may differ significantly from the results that the Company discusses in these forward-looking statements.

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

General

After an investigation that began in Fall 2002, we discovered two errors related to the calculation of costs and recognition of income on mortgage loans held for sale and mortgage servicing rights. These errors resulted in a misstatement of the costs recorded on the balance sheet for mortgage loans held for sale.

We discovered an error in the method of calculating the costs of mortgage loans held for sale and mortgage servicing rights. This error resulted in our mortgage servicing rights being understated, and the costs of our mortgage loans held for sale being overstated. As a result, during the periods when we sold mortgage servicing rights, we recorded more gain on the sale of mortgage servicing rights than was actually realized.

We also discovered a second error related to our recognition of gestation income. Gestation income is income derived during the holding, or “gestation” period, from the spread between the fee that we receive on mortgage loans that we originate and the fee charged by the securities broker to whom we ultimately sell the loans. This error resulted from our misinterpretation of certain data included on the monthly funding statements received from one of our major funding sources for our mortgage loans operations. As a result of this error, we overstated gestation income.

As a result of the two errors discussed above, our income from our mortgage operations was misstated in prior periods. Two key executives in our mortgage operations have employment arrangements that involve incentives based on the net income of the mortgage operations and changes in the net appraised value of our mortgage servicing portfolio. The incentives paid by us to these executives for 2002 were adjusted downward pursuant to agreements, to reflect, in part, these adjustments.

We have reduced our retained earnings by $6.5 million (net of tax effect) as a cumulative adjustment to correct these errors. This adjustment is reflected in our financial statements and other information for the period ended December 31, 2001, as well as in the financial and other information from affected prior periods.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through Crescent Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits, and our ability to “match” our assets and liabilities.

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

We experienced significant changes in interest rates, that caused corresponding significant changes in our mortgage production and revenues, during the first three months of 2002 and 2001, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Interest Income

We had total interest income of $5.6 million for the three months ended March 31, 2002, compared to $4.7 million for the three months ended March 31, 2001. This 19% increase in interest income is attributable to an increase in interest-earning assets, which is the result of growth in our commercial bank loan portfolio, as well as a higher volume of mortgage loan production.

Interest Expense

Our total interest expense for the three months ended March 31, 2002 amounted to $3.0 million, compared to $3.3 million for the three months ended March 31, 2001. This 9% decrease resulted from the declining rate environment that occurred during 2001 partially offset by the growth of our deposits as well as a higher level of other borrowings used to support our growth and mortgage banking business, as described under “—Results of Operations—Results of Our Mortgage Banking Business.” In the first three-month periods of 2002 and 2001, interest expense accounted for 38% and 48% of total expenses. The decrease in the percentage of interest expense resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

Net Interest Income

Our net interest income for the first three months of 2002 was $2.6 million. The key performance measure for net interest income is the “net interest margin,” which is equal to net interest income divided by average interest-earning assets. Our net interest margin during the first three months of 2002 was 2.82%. Interest spread, which represents the difference between our average yields on interest-earning assets and our average rates paid on interest-bearing liabilities, was 2.48%. Net interest income, net interest margin and interest spread for the first three months of 2001 were $1.4 million, 2.12%, and 2.03%, respectively. The increase in net interest income resulted primarily from the growth of earning assets. The decrease in net interest margin and interest spread is indicative of our balance sheet being asset sensitive in the short term during a period when rates were decreasing. See “Item 3) Quantitative and Qualitative Disclosures About Our Market Risk.”

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

Other Income

Our other income was $5.8 million in the first three months of 2002 compared to $3.9 million in the first three months of 2001. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Other Operating Expenses

Other operating expenses increased to $4.7 million in the first three months of 2002 from $3.5 million in the first three months of 2001. The increase in other operating expenses was related to the increase in volume of our mortgage operation, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Net Income

We had net income of $2.2 million for the three months ending March 31, 2002, compared to net income of $1.0 million for the three months ending March 31, 2001. The increases in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage servicing rights. See below under “Results of Operations—Results of Our Mortgage Banking Business.” Income tax as a percentage of pretax net income was 38% and 36% for the first three months of 2002 and 2001, respectively.

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

Net Interest Income

Our net interest income for the commercial banking segment for the first three months of 2002 was $1.7 million. The related net interest margin during the first three months of 2002 was 2.89%, while interest spread was 2.38%. Net interest income, net interest margin and interest spread for commercial banking for the first three months of 2001 were $1.3 million, 3.12%, and 2.64%, respectively. The increase in net interest income is related to the higher volume of commercial banking loans. The decrease in each of net interest margin and interest spread was due partially to the declining interest rate environment in 2001.

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

Interest Expense

We had mortgage banking interest expense of $1.9 million for the three months ended March 31, 2002 and $2.0 million for the three months ended March 31, 2001. The decrease resulted from lower interest rates, partially offset by a higher level of our borrowings. All of our mortgage production through CMS is funded with a warehouse line of credit; therefore, the higher volume in the Northeast and Midwest mortgage operations of CMS resulted in a higher average balance of other borrowings. In the first quarter of 2002 and 2001, mortgage banking interest expense accounted for 37% and 48% of total expenses, respectively. The decrease in the percentage of interest expense resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

Net Interest Income

Our net interest income from our mortgage banking operations for the first three months of 2002 was $950,862. The net interest margin during the first three months of 2002 was 1.65%. The interest spread for the same period was 0.89%. Comparatively, interest income, net interest margin and interest spread from mortgage banking for the first three months of 2001 were $101,461, 0.62%, and 0.33%, respectively. The increase in net interest income is the result of our higher volume of mortgage loan production. The improvement in the net interest margin and interest spread was a result of the improved spread between the long-term interest rates and the short-term interest rates in the first three months of 2002.

Other Income

Other income from our mortgage banking business was $5.5 million in the first three months of 2002 compared to $3.6 million in the first three months of 2001. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights. During the first three months of 2002, we sold servicing rights with respect to $638.3 million of mortgage loans for a gain of $4.6 million, or a spread on the sale of servicing of 0.72%. This compares to the first three months of 2001 in which we sold servicing rights with respect to $610.9 million of mortgage loans for a gain of $2.9 million, or a spread on the sale of servicing of 0.48%. The increase in the sale of mortgage rights resulted primarily from our increased mortgage loan production. We currently plan to sell a portion of the servicing rights retained during 2002, although there can be no assurance as to the volume of the Crescent Bank’s loan acquisition or that a premium will be recognized on the sales.

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

Other Operating Expenses

Other mortgage banking business operating expenses increased to $3.3 million in the first three months of 2002 from $2.1 million in the first three months of 2001. This increase in other operating expenses was related to the increase in volume of the mortgage operation, which required increases in salaries and benefits and third party mortgage outsourcing expense. Our salaries and benefits totaled $3.2 million for the first three months of 2002 compared to $2.3 million in the first three months of 2001.

Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At March 31, 2002, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $1,815,700, as compared to $1,495,522 at March 31, 2001. This increase in loan fees was the result of the growth in CMS’ mortgage loan origination.

Pretax Net Income

The mortgage banking segment had pre-tax net income of $3.2 million for the three months ending March 31, 2002, compared to a pre-tax income of $1.6 million for the three months ending March 31, 2001. The favorable increase in net income was primarily the result of an increase in mortgage production and the resulting gain on the sale of mortgage servicing rights.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

During the first three months of 2002, our total assets decreased 18% from $484.4 million as of December 31, 2001 to $395.4 million as of March 31, 2002. This decrease in total assets in the first three months of 2002 was primarily the result of a 35% decrease in mortgage loans held for resale, or a decrease of $105.9 million. The decrease in mortgage loans held for sale is the result of the decline in mortgage production for the month of December 2001 of $419.8 compared to $296.2 million for the month of March 2002. Our decrease in total assets in the first three months of 2002 corresponded with a $110.8 million, or 48%, decrease in other borrowings. At March 31, 2001, we had total assets of $312.1 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At March 31, 2002, interest-earning assets totaled $354.7 million and represented 90% of total assets. This represents a 20% decrease from December 31, 2001 when earning assets totaled $446.1 million, or 92%, of total assets. The decrease in earning assets resulted primarily from the $105.9 million decrease of residential mortgage loans held for sale. The absolute volume of both our commercial banking loans and our residential mortgage loans held for sale, as well as the volume of each as a percentage of total interest-earning assets, serve as important determinants of our net interest margin. For detail with respect to each of our business segments, see “Financial Condition—Financial Condition of Our Commercial Banking Business” and “Financial Condition—Financial Condition of Our Mortgage Banking Business” below. At March 31, 2001, our interest-earning assets totaled $279.8 million and represented 91% of our total assets.

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

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first three months of 2002, our average commercial banking loans were $130.1 million. These loans constituted 34% of our average consolidated earning assets, and 31% of our average consolidated total assets. For the three month period ended March 31, 2001, we had average commercial banking loans of $94.8 million, or 36%, of our average consolidated earning assets, and 32% of our average consolidated total assets. For the twelve month period ended December 31, 2001, we had average commercial banking loans of $104.3 million, or 34%, of our average consolidated earning assets, and 30% of our average consolidated total assets. The 25% increase in average commercial banking loans experienced by Crescent Bank during the three month period ending March 31, 2002 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Crescent Bank maintains its allowance for loan losses at a level that it believes is adequate to absorb risk of loss in the loan portfolio. In determining the appropriate level of the allowance for loan losses, management applies a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is graded:

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

	March 31, 2002	March 31, 2001	December 31, 2001
Non-performing commercial banking loans (1)	$32,949	$14,142	$—
Foreclosed properties related to commercial banking loans	26,337	112,644	332,743

Total non-performing commercial assets	59,286	126,786	332,743

Commercial banking loans 90 days or more past due on accrual status	$2,621,526	$337,427	$509,526
Potential problem commercial banking loans (2)	$2,790,492	$1,739,654	$1,494,302
Potential problem commercial loans/total commercial banking loans	2.06%	1.80%	1.21%
Non-performing commercial assets/total commercial banking loans and foreclosed properties	0.04%	0.13%	0.27%
Non-performing commercial assets and commercial banking loans 90 days or more past due on accrual status/total commercial banking loans and foreclosed properties	1.98%	0.49%	0.68%

(1)	Defined as non-accrual commercial banking loans and renegotiated commercial banking loans.
(2)	Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

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

Total Commercial Deposits

Crescent Bank’s commercial deposits totaled $234.6 million, $201.6 million and $222.0 million at March 31, 2002, March 31, 2001 and December 31, 2001, respectively, representing an increase of 16% over the three- month period ended March 31, 2002. Commercial deposits averaged $231.7 million during the three-month period ended March 31, 2002, $181.5 million during the three-month period ended March 31, 2001 and $177.3 million during the twelve-month period ended December 31, 2001. Interest-bearing deposits represented 77% of total deposits at March 31, 2002, compared to 77% at March 31, 2001 and 79% at December 31, 2001. Certificates of deposit comprised 69% of total interest-bearing deposits for March 31, 2002, compared to 75% at March 31, 2001 and 72% at December 31, 2001. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates and increases in interest rates, generally. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had no brokered deposits as of March 31, 2002 compared to $6.8 million and $496,000 at March 31, 2001 and December 31, 2001, respectively.

Financial Condition of Our Mortgage Banking Business

Average Mortgage Loans Held for Sale

During the first three months of 2002, average mortgage loans held for sale amounted to $224.5 million and constituted 59% of average consolidated earning assets, and 54% of average consolidated total assets. Average mortgage loans held for sale during the first three months of 2001 of $145.1 million constituted 56% of average consolidated interest-earning assets and 50% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2001 of $174.0 million constituted 57% of average consolidated interest-earning assets and 51% of average consolidated total assets. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

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

Total Mortgage Loan Acquisitions and Resales

During the first three months of 2002, we acquired $856.7 million of mortgage loans, and we sold $962.8 million of these mortgage loans in the secondary market. At March 31, 2002, we carried $194.9 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans. During the first three months of 2001, we acquired $672.5 million of mortgage loans while we sold in the secondary market $614.9 million of mortgage loans. At March 31, 2001, we carried $152.5 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans.

Servicing Rights

At March 31, 2002, we carried $3.7 million of mortgage servicing rights on our balance sheet, compared to $3.4 million at March 31, 2001 and $3.1 million at December 31, 2001. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $840.9 million at March 31, 2002, $351.6 million at March 31, 2001 and $693.8 million at December 31, 2001. During the first three months of 2002, we sold servicing rights with respect to $638.3 million of mortgage loans carried on our balance sheet at a cost of $2.9 million for a gain of $4.6 million. During the first three months of 2001, we sold servicing rights with respect to $610.9 million of mortgage loans carried on our balance sheet at a cost of $7.3 million for a gain of $2.9 million.

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

At March 31, 2002, Crescent Bank’s leverage ratio was 4.64%. To address the leverage ratio shortcoming, we have enhanced our dividend reinvestment plan and obtained a 46% participation rate, and are pursuing alternative means of raising capital. On November 9, 2001, we completed a $3.5 million offering and sale of trust preferred securities. We also commenced a public offering of $7.5 million of its common stock on May 8, 2002. We are offering 555,555 shares of our common stock at a price of $13.50 per share. The offering is schedule to expire on July 7, 2002, unless we decide to extend it.

At March 31, 2002, our total consolidated shareholders’ equity was $18.3 million, or 4.63% of total consolidated assets, compared to $10.6 million, or 3.38% of total consolidated assets at March 31, 2001, and $16.3 million, or 3.36% of total consolidated assets, at December 31, 2001. The increase in shareholders’ equity to total asset ratio in the first three months of 2002 was the result of decrease in total consolidated assets.

At March 31, 2002, our ratio of total consolidated capital to risk-adjusted assets was 8.75%, 8.09% of which consisted of tangible common shareholders’ equity. We paid $143,062, or $.0775 per share, of dividends to our shareholders during the first three months of 2002. A quarterly dividend of $.0775 was declared in April and was paid on May 10, 2002. As of March 31, 2001, our ratio of total consolidated capital to risk-adjusted assets was 5.51%, 4.85% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2001, total consolidated capital to risk-adjusted assets was 6.85%, 6.32% of which consisted of tangible common shareholders’ equity.

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

As of March 31, 2002, we had various sources of liquidity, distinct from our internal equity and operational financing, that were available to us to support our growth and operations. We have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $9.5 million for the three months ended March 31, 2002. We also maintain warehouse lines of credit from UBS PaineWebber Inc. and Colonial Bank totaling $300 million, available to fund the origination and holding of our mortgage loan business. In connection with the establishment of our line of credit with

UBS PaineWebber, Crescent Bank agreed to support the obligations of CMS under the line of credit. Because we presently believe that this support arrangement may have been made in violation of federal banking laws, and as a result of our recent restatements of our financial reports for prior periods on April 8, 2003, CMS terminated this support arrangement and entered into First Amendments to an Amended and Restated Mortgage Loan Purchase Agreement and to a Mortgage Loan Repurchase Agreement, as well as a Second Amended and Restated Support Agreement, Cash Collateral and Control Agreement, with UBS PaineWebber. These amended agreements include, among other things, provisions related to CMS’ capital and collateral, and the potential imposition of minimum fees. Certain of these provisions are summarized below:

•	CMS must maintain a “tangible net worth” (as defined) on a quarterly basis (as at the end of each month) that has been increased to the greater of $18 million or 85% of the tangible net worth of CMS at the end of the previous fiscal year plus 90% of capital contributions made during the fiscal year plus 50% of positive year to date net income.

•	CMS is required to establish and maintain an account with UBS PaineWebber in the amount of $5 million in cash and other “permitted investments” (as defined), which CMS manages, but in which UBS PaineWebber has a security interest and right of setoff to satisfy obligations of CMS to UBS PaineWebber.

•	CMS is required to pay an annual set-up and structuring fee of $2.5 million to be paid at the earliest of (i) the termination of the Amended and Restated Mortgage Loan Purchase Agreement, (ii) a “fundamental change” such as a change in control, and (iii) other material change in its method of conducting its business on each anniversary date of the Agreement. The amount of this fee will be reduced by a rebate calculated based on product of LIBOR plus 2.00% per annum and the weighted daily average of mortgage loans sold to UBS PaineWebber.

•	CMS is not allowed to pay any dividends or distributions, other than for its pro rata share of taxes, to the Company, without the prior consent of the UBS PaineWebber.

These new restrictions will adversely affect our liquidity.

In addition, we have $11.6 million of federal funds lines that we may access.

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $90.4 million, $63.2 million and $91.4 million during the three month period ending March 31, 2002, the three month period ending March 31, 2001, and the twelve month period ending December 31, 2001, representing 39%, 35% and 52% of average deposits for those periods, respectively. Average net non-mortgage loans were 56%, 52% and 59% of average deposits during the three month periods ending March 31, 2002 and March 31, 2001, and the twelve month period ending December 31, 2001, respectively. Average deposits were 65%, 65% and 40% of average interest-earning assets during the three month periods ending March 31, 2002 and March 31, 2001, and the twelve month period ended December 31, 2001, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Our Market Risk

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval.

As of December 31, 2001

The following table shows our rate sensitive position at December 31, 2001. Approximately 85% of earning assets and 96% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year time period, was $11.4 million, or 2.4% of total assets.

Interest Rate Sensitivity Gaps

As of December 31, 2001

		Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(millions of dollars)
Interest-earning assets	$352.4	$24.7	$49.5	$19.5
Interest-bearing liabilities	313.1	75.4	16.8	0

Interest sensitivity gap	$39.3	$(50.7)	$32.7	$19.5

As noted above, we are in a liability-sensitive position for the cumulative one year period. This means that during the one year period, if interest rates decline, the net interest margin will increase and conversely, if interest rates increase, the net interest margin will decline. For the cumulative five year period, we are in an asset-sensitive position in that interest-bearing assets exceed interest-bearing liabilities that are repricing over the next five years by $21.3 million. This means that during the five-year period, if interest rates decline, the net interest margin will decline. Conversely, if interest rates increase over this period, the net interest margin will increase. At December 31, 2001, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

As of March 31, 2002

The following table shows our rate sensitive position at March 31, 2002. Approximately 80% of earning assets and 92% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year time period, was $9.7 million, or 2.5% of total assets.

	Interest Rate Sensitivity Gaps as of March 31, 2002
	Amounts Repricing In:
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(dollars in millions)
Interest-earning assets	$259.3	$23.6	$50.4	$21.4
Interest-bearing	214.3	58.9	24.9	—

Liabilities
Interest sensitivity gap	$45.0	$(35.3)	$25.5	$21.4

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

PART II—OTHER INFORMATION

Item	1. Legal Proceedings—Not Applicable

Item	2. Changes in Securities and Use of Proceeds—None

Item	3. Defaults Upon Senior Securities—Not Applicable

Item	4. Submission of Matters to a Vote of Security Holders

The annual meeting of Shareholders of the Company was held on April 18, 2002 at which time the following matters were brought before and voted upon by the shareholders:

1)	The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

Name	Term expiring	For	Withhold Authority
Charles Gehrmann	2005	1,054,677	0
J. Donald Boggus, Jr.	2005	1,054,677	0
Janie Whitfield	2003	1,054,677	0

There were no broker non-votes with respect to the election of directors.

Item	5. Other Information—None

Item	6. Exhibits and Reports on Form 8-K

(a)		Exhibits

		3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

		3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

		10.4	Employment Agreement between the Bank and Mr. Robert C. KenKnight dated as of May 1, 1997 (Incorporated by reference to Exhibit 10.4 to the December 31, 1997 Form 10K-SB).

		99.1	Section 1350 Certifications.

(b	)	Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date:	April 15, 2003	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date:	April 15, 2003	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr. Chief Financial Officer

CERTIFICATIONS

I, J. Donald Boggus, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Crescent Banking Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 15, 2003	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

I, Leland W. Brantley, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Crescent Banking Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 15, 2003	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Section 1350 Certifications.