Form 10-Q/A
period 2002-06-30
CRESCENT BANKING CO
filed 2003-04-15
CIK 883476

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file No. 0-20251

Crescent Banking Company

(Exact Name of Registrant as Specified in its Charter)

Georgia (State of Incorporation)	58-1968323 (I.R.S. Employer Identification No.)

251 Highway 515, Jasper, GA (Address of principal executive offices)	30143 (Zip code)

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

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Restated)

	June 30, 2002	December 31, 2001
Assets
Cash and due from banks	$10,335,727	$11,936,985
Interest bearing deposits in other banks	1,165,603	235,660
Federal fund sold	11,622,000	179,000
Securities available-for-sale	9,908,847	8,931,589
Securities held-to-maturity, at cost (fair value of $10,229,475 and $10,351,765, respectively)	10,228,250	10,414,845
Restricted equity securities	2,220,975	1,920,975
Mortgage loans held for sale	146,013,845	300,785,842

Loans	156,067,657	123,611,401
Less allowance for loan losses	(1,976,547)	(1,596,287)

Loans, net	154,091,110	122,015,114

Premises and equipment, net	6,861,274	6,321,651
Other real estate owned	295,159	332,743
Mortgage servicing rights	5,967,879	3,098,579
Cash surrender value of life insurance	4,997,988	3,634,472
Premium on deposits purchased	518,892	555,956
Derivative assets	—	—
Accounts receivable-brokers and escrow agents	4,637,664	6,024,895
Other assets	8,675,818	8,059,236

Total Assets	$377,541,031	$484,447,542

Liabilities
Deposits
Noninterest-bearing	$40,269,683	$45,718,364
Interest-bearing	189,860,734	176,246,435

Total deposits	230,130,417	221,964,799
Drafts payable	13,920,772	9,424,722
Accrued interest and other liabilities	5,525,247	7,646,141
Derivative liability	353,326	22,846
Other borrowings	99,709,866	229,081,205

Total liabilities	349,639,628	468,139,713

Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,429,038 and 1,847,929 issued, respectively	2,429,038	1,847,929
Surplus	16,403,343	9,414,713
Retained earnings	9,060,629	5,169,663
Less cost of 6,668 shares acquired for the treasury	(36,091)	(36,091)
Accumulated other comprehensive loss	44,484	(88,385)

Total stockholders’ equity	27,901,403	16,307,829

Total liabilities and stockholders’ equity	$377,541,031	$484,447,542

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
		(Restated)		(Restated)
Interest income
Interest and fees on loans	2,556,564	2,267,275	4,884,837	4,485,167
Interest and fees on mortgage loans held for sale	1,759,256	2,386,764	4,657,752	4,476,704
Interest on securities:
Taxable	382,776	276,808	743,150	567,528
Nontaxable	3,838	3,838	7,676	7,676
Interest on deposits in other banks	9,806	83,356	17,312	147,512
Interest on Federal funds sold	9,502	98,736	14,532	139,012

	4,721,742	5,116,777	10,325,259	9,823,599
Interest expense
Interest on deposits	1,680,951	2,438,079	3,533,796	4,635,451
Interest on other borrowings	794,121	1,302,022	1,916,139	2,446,386

	2,475,072	3,740,101	5,449,935	7,081,837
Net interest income	2,246,670	1,376,676	4,875,324	2,741,762
Provision for loan losses	265,000	115,000	435,000	230,000

Net interest income after provision for loan losses	1,981,670	1,261,676	4,440,324	2,511,762
Other income
Service charges on deposit accounts	217,248	217,435	413,351	404,389
Mortgage servicing fee income	482,397	157,278	919,394	325,324
Gestation fee income	556,139	82,074	624,335	310,405
Gains on sale of mortgage servicing rights	4,208,537	6,783,031	8,803,226	9,705,530
Gains on sale of mortgage loans held for sale	574,615	221,283	944,365	506,851
Gains on sale of mortgage loans held for sale	143,530	—	143,530	—
Other	104,343	159,797	247,885	285,524

	6,286,809	7,620,898	12,096,086	11,538,023
Other expenses
Salaries and employee benefits	4,175,393	4,932,732	8,306,084	8,022,412
Capitalized loan origination costs	(1,938,378)	(2,479,376)	(4,259,635)	(4,304,569)
Net occupancy and equipment expense	367,932	252,823	755,787	556,541
Supplies, postage, and telephone	447,892	443,239	908,313	814,930
Advertising	142,303	101,883	281,250	197,919
Insurance expense	69,822	54,327	132,249	108,013
Depreciation and amortization	445,142	510,398	875,224	931,959
Legal, professional, outside services	187,310	166,582	551,162	466,964
Director fees	29,725	47,775	91,300	91,300
Mortgage subservicing expense	232,801	78,548	665,872	130,047
Other	874,963	754,482	1,467,890	1,316,042

	5,034,905	4,863,413	9,775,496	8,331,558
Income before income taxes and cumulative effect of a change in accounting principle	3,233,574	4,019,161	6,760,914	5,718,227
Applicable income taxes	1,235,349	1,563,300	2,568,571	2,179,790

Income before cumulative effect of a change in accounting principle	$1,998,225	$2,455,861	$4,192,343	$3,538,437

Cumulative effect of a change in accounting principle	0	0	0	(69,770)

Net income	1,998,225	2,455,861	4,192,343	3,468,667
Other comprehensive income, net of tax
Unrealized gains on securities available for sale arising during period	376,430	34,459	132,869	886,075

Comprehensive income	$2,374,655	$2,490,320	$4,325,212	$4,354,742

Basis earnings per common share before cumulative effect of a change in accounting principle	$1.00	$1.35	$2.18	$1.95
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.04)

Basic earnings per common share	$1.00	$1.35	$2.18	$1.91

Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.95	$1.32	$2.08	$1.91
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.04)
Diluted earnings per common share	$0.95	$1.32	$2.08	$1.87
Cash dividends per share of common stock	$0.0775	$0.0775	$0.1550	$0.1550

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the six months ended June 30,
	2002	2001
		(Restated)
Operating Activities
Net Income	$4,192,343	3,468,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discount on securities	(647,078)	(419,345)
Amortization of deposit intangible	37,064	37,064
Amortization of mortgage servicing rights	443,200	397,200
Provision for loan loss	435,000	230,000
Depreciation	432,024	534,759
Gains on sales of mortgage servicing rights	(8,803,226)	(9,705,530)
(Increase) decrease in mortgage loans held for sale	154,771,997	(54,343,970)
Acquisition of mortgage servicing rights	(9,160,872)	(13,118,389)
Proceeds from sales of mortgage servicing rights	14,651,598	22,029,871
Income on life insurance policies	(124,516)	(104,564)
Increase in interest receivable	(760,326)	207,920
Increase (decrease) in accounts receivable	1,387,231	(665,791)
Increase in drafts payable	4,496,050	5,177,737
Increase (decrease) in interest payable	(181,869)	27,864
(Increase) decrease in other assets and liabilities, net	(1,469,498)	4,400,803

Net cash provided by (used in) operating activities	159,699,122	(41,845,704)
Investing Activities
Net increase in interest-bearing deposits in other banks	(929,943)	(10,425,055)
Acquisition of securities held-to-maturity	(422,138)	(4,439,536)
Proceeds from maturities of securities available-for-sale	500,000	2,651,194
Proceeds from maturities of securities held-to-maturity	—	543,857
Acquisition of restricted equity securities/available for sale	(300,000)	—
Purchase of life insurance policies	(1,239,000)	—
Net increase in Federal funds sold	(11,443,000)	(12,786,000)
Net increase in loans	(32,473,412)	(12,351,160)
Purchase of premises and equipment	(971,647)	(469,365)

Net cash used in investing activities	(47,279,140)	(37,276,065)
Financing Activities
Net increase in deposits	8,165,618	34,649,793
Net increase (decrease) in other borrowings	(129,371,339)	49,642,057
Proceeds from the issuance of common stock	7,367,095	—
Proceeds from the exercise of stock options	104,220	92,727
Dividends paid	(286,834)	(281,920)

Net cash provided (used in) by financing activities	(114,021,240)	84,102,657

Net increase (decrease) in cash and due from banks	(1,601,258)	4,980,888
Cash and due from banks at beginning of year	11,936,985	5,120,426

Cash and due from banks at end of period	$10,335,727	$10,101,314

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	5,631,804	7,053,973

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

For the six months ended June 30, 2002 the impact on net income, net of tax was $(204,898), compared to the six months ended June 30, 2001 of $108,160. The $(204,898) FAS 133 effect on net income during the six-month period ended June 30, 2002 reflects the change in the fair value of the Company’s freestanding derivatives of $(330,480), net of the related tax effect of $125,582.

NOTE 3 — RESTATEMENT OF FINANCIAL STATEMENTS

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

The effect of the restatement for periods ended June 30, 2002 and December 31, 2001 is as follows:

	For the Quarter Ended June 30, 2002
	As Previously Reported	As Restated	Difference
Mortgage loans held for sale	$158,695,823	$146,013,845	$(12,681,978)
Other Assets	$2,525,898	$8,675,818	$6,149,920

Retained Earnings	$34,433,461	$27,901,403	$(6,532,058)

	For the Year Ended December 31, 2001
	As Previously Reported	As Restated	Difference
Mortgage loans held for sale	$313,467,820	$300,785,842	$(12,681,978)
Other Assets	$1,909,316	$8,059,236	$6,149,920

Retained Earnings	$22,839,887	$16,307,829	$(6,532,058)

This restatement had no effect on the Company’s income before extraordinary items, net income or earnings per common share for the three and six month periods ending June 30, 2002. The restatement had the effect of increasing net income and related earnings per share amounts for the three and six month period ending June 30, 2001 as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Income before extraordinary items and net income	$68,933	$243,495

Basic earnings per share	0.04	0.13

Diluted earnings per share	0.03	0.13

NOTE 4 — SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2002, the Company had purchased loans for which it provides servicing with principal balances totaling $896.7 million.

NOTE 5 — EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Six Months Ended June 30, 2002
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per- Share Amount
Basic earnings per share	$4,192,343	1,921,365	$2.18
Effect of dilutive securities stock options	—	95,623
Diluted earnings per share	$4,192,343	2,016,988	$2.08

	Six Months Ended June 30, 2001
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per- Share Amount
Basic earnings per share before cumulative effect of a change in accounting principle	$3,538,437	1,817,318	$1.95
Cumulative effect of a change in accounting principle	$(69,770)	—	$(0.04)
Basic earnings per share	$3,468,667	1,817,318	$1.91
Effect of Dilutive securities stock options	—	33,757
Diluted earnings per share before cumulative effect of a change in accounting principle	$3,538,437	1,851,075	$1.91
Cumulative effect of a change in accounting principle	$(69,770)	—	$(0.04)
Diluted earnings per share	$3,468,667	1,851,075	$1.87

	Three Months Ended June 30, 2002
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per- Share Amount
Basic earnings per share	$1,998,225	1,993,567	$1.00
Effect of dilutive securities stock options	—	117,673
Diluted earnings per share	$1,998,225	2,111,240	$0.95

	Three Months Ended June 30, 2001
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per- Share Amount
Basic earnings per share before cumulative effect of a change in accounting principle	$2,455,861	1,819,056	$1.35
Cumulative effect of a change in accounting principle	$—	—	$—
Basic earnings per share	$2,455,861	1,819,056	$1.35
Effect of dilutive securities stock options	—	37,546
Diluted earnings per share before cumulative effect of a change in accounting principle	$2,455,861	1,856,602	$1.32
Cumulative effect of a change in accounting principle	$—	—	$—
Diluted earnings per share	$2,455,861	1,856,602	$1.32

NOTE 6 — SUPPLEMENTAL SEGMENT INFORMATION

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

	For the Six Months Ended June 30, 2002
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$5,667,507	$4,657,752	—	$10,325,259
Interest Expense	$2,030,547	$3,419,388	—	$5,449,935

Net Interest income	$3,636,960	$1,238,364	—	$4,875,324
Provision for loan loss	$435,000	—	—	$435,000
Other Revenue from external customers	$739,105	$11,356,981	—	$12,096,086
Other expenses	$2,612,296	$6,691,975	$471,225	$9,775,496
Segment pre-tax earnings/(loss)	$1,328,769	$5,903,370	$(471,225)	$6,760,914
Segment assets	$206,096,540	$171,444,491		$377,541,031

	For the Six Months Ended June 30, 2001
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$5,346,895	$4,476,704	—	$9,823,599
Interest Expense	$2,920,483	$4,161,354	—	$7,081,837

Net Interest income	$2,426,412	$315,350	—	$2,741,762
Provision for loan loss	$230,000	—	—	$230,000
Other Revenue from external customers	$526,766	$11,011,257	—	$11,538,023
Other expenses	$2,136,423	$5,912,905	$282,230	$8,331,558
Segment pre-tax earnings/(loss)	$586,755	$5,413,702	$(282,230)	$5,718,227
Segment assets	$162,837,522	$170,624,214		$333,461,736

	For the Three Months Ended June 30, 2002
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$2,962,486	$1,759,256	—	$4,721,742
Interest Expense	$1,002,759	$1,472,313	—	$2,475,072

Net Interest income	$1,959,727	$286,943	—	$2,246,670

Provision for loan loss	$265,000	—	—	$265,000

Other Revenue from external customers	$427,705	$5,859,104	—	$6,286,809
Other expenses	$1,352,387	$3,406,074	$276,444	$5,034,905
Segment pre-tax earnings/(loss)	$770,045	$2,739,973	$(276,444)	$3,233,574

	For the Three Months Ended June 30, 2001
	Commercial Banking	Mortgage Banking	All Other	Total
Interest Income	$2,730,013	$2,386,764	—	$5,116,777
Interest Expense	$1,566,285	$2,173,816	—	$3,740,101

Net Interest income	$1,163,728	$212,948	—	$1,376,676

Provision for loan loss	$115,000	—	—	$115,000

Other Revenue from external customers	$227,934	$7,392,964	—	$7,620,898
Other expenses	$1,022,276	$3,765,694	$75,443	$4,863,413
Segment pre-tax earnings/(loss)	$254,386	$3,840,218	$(75,443)	$4,019,161

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

We had total interest income of $4.7 million for the quarter ended June 30, 2002, compared to $5.1 million for the quarter ended June 30, 2001. This 8% decrease in interest income is primarily attributable to a lower yield on interest earning assets resulting from the declining interest rate environment during 2001, which was offset partially by a higher volume of commercial bank loans. For the three months ending June 30, 2002, interest-earning assets had an average yield of 5.83% compared to 6.48% for the three months ending June 30, 2001.

Interest Expense

Our total interest expense for the six months ended June 30, 2002 amounted to $5.4 million, compared to $7.1 million for the six months ended June 30, 2001. This 24% decrease resulted from the declining rate environment that occurred during 2001 partially offset by the growth of our deposits. In the six month periods of 2002 and 2001, interest expense accounted for 35% and 45% of total expenses. The decrease in the percentage of interest expense to total expense resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

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

Net Interest Income

Our net interest income for the first six months of 2002 was $4.9 million. The key performance measure for net interest income is the “net interest margin,” which is equal to net interest income divided by average interest-earning assets. Our net interest margin during the first six months of 2002 was 2.75%. Interest spread, which represents the difference between our average yields on interest-earning assets and our average rates paid on interest-bearing liabilities, was 2.71%. Net interest income, net interest margin and interest spread for the first six months of 2001 were $2.7 million, 1.91%, and 1.65%, respectively. The increase in net interest income resulted primarily from the growth of commercial bank loan portfolio. The improvement in net interest margin is indicative of our balance sheet being asset sensitive in the short term during 2001 when rates were decreasing. See “Item 3) Quantitative and Qualitative Disclosures About Our Market Risk.” Our net interest income for the quarter ended June 30, 2002 was $2.2 million compared to $1.4 million for the quarter ended June 30, 2001. The increase in net interest income resulted primarily from the growth of earning assets.

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

Other Income

Our other income was $12.1 million in the first six months of 2002 compared to $11.5 million in the first six months of 2001. The increase in other income was primarily related to the increase of mortgage servicing fee income and gestation fees we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Our other income was $6.3 million in the second quarter of 2002 compared to $7.6 million in the second quarter of 2001. The decrease in other income was related to the decrease of gains on the sale of mortgage servicing rights we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Other Operating Expenses

Other operating expenses increased to $9.8 million in the first six months of 2002 from $8.3 million in the first six months of 2001. The increase in other operating expenses was related to the increase in volume of our mortgage operation, as described below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.”

Other operating expenses increased to $5.0 million in the second quarter of 2002 from $4.9 million in the second of 2001. The increase in other operating expenses was related to the growth of our commercial banking operation, as described below under “—Results of Operations—Results of Our Commercial Banking Business.”

Net Income

We had net income of $4.2 million for the six months ending June 30, 2002, compared to net income of $3.5 million for the six months ending June 30, 2001. The increase in net income primarily resulted from the increase in mortgage fee income as well as the growth of our commercial banking operation and corresponding improvement in net interest income. See below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.” Income tax as a percentage of pretax net income was 38% for the first six months of 2002 and 2001.

We had net income of $2.0 million for the quarter ending June 30, 2002, compared to net income of $2.5 million for the quarter ending June 30, 2001. The decreases in net income primarily resulted from the decrease in mortgage production and resulting gains on the sale of mortgage servicing rights partially offset by the growth of our commercial banking operation. See below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.” Income tax as a percentage of pretax net income was 38% and 39% for the second quarter of 2002 and 2001, respectively.

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

Net Interest Income

Our net interest income for the commercial banking segment for the first six months of 2002 was $3.6 million. The related net interest margin during the first six months of 2002 was 2.89%, while interest spread was 2.41%. Net interest income, net interest margin and interest spread for commercial banking for the first six months of 2001 were $2.4 million, 2.77%, and 2.57%, respectively. The increase in net interest income is related to the decline in interest expense as well as the higher volume of commercial banking loans. The improvement in net interest margin is indicative of our balance sheet being asset sensitive in the short term during 2001 when rates were decreasing. Our net interest income for the commercial banking segment for the second quarter of 2002 was $2.0 million compared to the second quarter of 2001 of $1.2 million.

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

Interest Expense

We had mortgage banking interest expense of $3.4 million for the six months ended June 30, 2002 and $4.2 million for the six months ended June 30, 2001. The decrease resulted from lower volumes of mortgage loans as well as lower interest rates. In the first six months of 2002 and 2001, mortgage banking interest expense accounted for 34% and 41% of total mortgage expenses, respectively. The decrease in the percentage of interest expense resulted from the lower interest rates and our growth of other operating expenses, principally incurred to support our mortgage banking growth.

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

Net Interest Income

Our net interest income from our mortgage banking operations for the first six months of 2002 was $1.2 million. The net interest margin during the first six months of 2002 was 1.24%. The interest spread for the same period was 1.08%. Comparatively, interest income, net interest margin and interest spread from mortgage banking for the first six months of 2001 were $315,350, 0.55%, and 0.26%, respectively. The improvement in net interest income, the net interest margin and interest spread was a result of the improved spread between the long-term interest rates received on mortgage loans held for sale and the short-term interest rates relative to our funding cost in the first six months of 2002. Our net interest income from our mortgage banking operations for the second quarter of 2002 was $286,943 compared to $212,948 for the second quarter 2001.

Other Income

Other income from our mortgage banking business was $11.4 million in the first six months of 2002 compared to $11.0 million in the first six months of 2001. The increase in other income was related to the increase of mortgage servicing fees and gestation fee income partially offset by a decrease in the gains on the sale of mortgage servicing rights. During the first six months of 2002, we sold servicing rights with respect to $1.2 billion of mortgage loans for a gain of $8.8 million, or a spread on the sale of servicing of 0.73%. This compares to the first six months of 2001 in which we sold servicing rights with respect to $1.4 billion of mortgage loans for a gain of $9.7 million, or a spread on the sale of servicing of 0.69%. The decrease in the volume of mortgage servicing rights sold resulted primarily from our retaining a slightly higher percentage of the mortgage servicing rights generated. The retention of the mortgage servicing rights also resulted in the increase in the mortgage servicing fee income. We held servicing rights with respect to loans with unpaid principal balances totaling $896.7 million at June 30, 2002 compared to $461.9 million at June 30, 2001. We currently plan to sell a portion of the servicing rights retained during 2002, although there can be no assurance as to the volume our loan acquisition or that a premium will be recognized on the sales.

Other income from our mortgage banking business was $5.9 million in the second quarter of 2002 compared to $7.4 million in the second quarter of 2001. The decrease in other income was related to the decrease of gains on the sale of mortgage servicing rights. During the second quarter of 2002, we sold servicing rights with respect to $594.0 million of mortgage loans for a gain of $4.2 million, or a spread on the sale of servicing of 0.71%. This compares to the second quarter of 2001 in which we sold servicing rights with respect to $740.4 million of mortgage loans for a gain of $6.8 million, or a spread on the sale of servicing of 0.92%.

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

Other Operating Expenses

Other mortgage banking operating expenses increased to $6.7 million in the first six months of 2002 from $5.9 million in the first six months of 2001. This increase in other operating expenses was related to the increase in mortgage sub-servicing expense relating the volume of the mortgage servicing portfolio. Mortgage sub-servicing expenses total $665,872 for the six months ended June 30, 2002 compared to $130,047 for the six months ended June 30, 2001.

Other mortgage banking business operating expenses decreased to $3.4 million in the second quarter of 2002 from $3.8 million in the second quarter of 2001. This decrease in other operating expenses was related to the decrease in volume of the mortgage production in the second quarter of 2002.

Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At June 30, 2002, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $3.2 million, as compared to $3.4 million at June 30, 2001.

Pretax Net Income

The mortgage banking segment had pre-tax net income of $5.9 million for the six months ending June 30, 2002, compared to a pre-tax income of $5.4 million for the six months ending June 30, 2001. The favorable increase in net income was primarily the result of the improvement in the net interest income.

The mortgage banking segment had pre-tax net income of $2.7 million for the three months ending June 30, 2002, compared to a pre-tax income of $3.8 million for the three months ending June 30, 2001. The decrease in net income was primarily the result of the decrease in gain on the sale of mortgage servicing rights.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

During the first six months of 2002, our total assets decreased 22% from $484.4 million as of December 31, 2001 to $377.5 million as of June 30, 2002. This decrease in total assets in the first six months of 2002 was primarily the result of a 51% decrease in mortgage loans held for resale, or a decrease of $154.8 million. The decrease in mortgage loans held for sale is the result of the decline in mortgage production. Mortgage production for the month of December 2001 of $419.8 compared to $235.2 million for the month of June 2002. Our decrease in total assets in the first six months of 2002 corresponded with a $129.4 million, or 56%, decrease in other borrowings. At June 30, 2001, we had total assets of $333.4 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2002, interest-earning assets totaled $337.2 million and represented 89% of total assets. This represents a 24% decrease from December 31, 2001 when earning assets totaled $446.1 million, or 92%, of total assets. The decrease in earning assets resulted primarily from the $154.8 million decrease of residential mortgage loans held for sale. The absolute volume of both our commercial banking loans and our residential mortgage loans held for sale, as well as the volume of each as a percentage of total interest-earning assets, serve as important determinants of our net interest margin. For detail with respect to each of our business segments, see “Financial Condition—Financial Condition of Our Commercial Banking Business” and “Financial Condition—Financial Condition of Our Mortgage Banking Business” below. At June 30, 2001, our interest-earning assets totaled $297.5 million and represented 89% of our total assets.

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

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first six months of 2002, our average commercial banking loans were $137.8 million. These loans constituted 39% of our average consolidated earning assets, and 35% of our average consolidated total assets. For the six month period ended June 30, 2001, we had average commercial banking loans of $98.0 million, or 34%, of our average consolidated earning assets, and 30% of our average consolidated total assets. For the twelve month period ended December 31, 2001, we had average commercial banking loans of $104.3 million, or 34%, of our average consolidated earning assets, and 30% of our average consolidated total assets. The 32% increase in average commercial banking loans experienced by Crescent Bank during the six month period ending June 30, 2002 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

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

	June 30, 2002	June 30, 2001	December 31, 2001
Non-performing commercial banking loans (1)	$1,299,317	$61,828	$—
Foreclosed properties related to commercial banking loans	295,159	152,644	332,743

Total non-performing commercial
Assets	1,594,476	214,472	332,743

Commercial banking loans 90 days or more past due on accrual status	$1,234,705	$257,886	$509,526
Potential problem commercial banking loans (2)	$2,963,776	$1,705,345	$1,494,302
Potential problem commercial loans/total commercial banking loans	1.89%	1.62%	1.21%
Non-performing commercial assets/total commercial banking loans and foreclosed properties	0.83%	0.20%	0.27%
Non-performing commercial assets and commercial banking loans 90 days or more past due on accrual status/total commercial banking loans and foreclosed properties	1.02%	0.45%	0.68%

(1)	Defined as non-accrual commercial banking loans and renegotiated commercial banking loans.

(2)	Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

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

Financial Condition of Our Mortgage Banking Business

Average Mortgage Loans Held for Sale

During the first six months of 2002, average mortgage loans held for sale amounted to $194.3 million and constituted 54% of average consolidated earning assets, and 48% of average consolidated total assets. Average mortgage loans held for sale during the first six months of 2001 of $164.0 million constituted 56% of average consolidated interest-earning assets and 50%

of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2001 of $174.0 million constituted 57% of average consolidated interest-earning assets and 51% of average consolidated total assets. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

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

Total Mortgage Loan Acquisitions and Resales

During the first six months of 2002, we acquired $1.6 billion of mortgage loans, and we sold $1.7 billion of these mortgage loans in the secondary market. At June 30, 2002, we carried $146.0 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans. During the first six months of 2001, we acquired $1.6 billion of mortgage loans while we sold in the secondary market $1.4 billion of mortgage loans. At June 30, 2001, we carried $149.3 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans.

Servicing Rights

At June 30, 2002, we carried $6.0 million of mortgage servicing rights on our balance sheet, compared to $3.4 million at June 30, 2001 and $3.1 million at December 31, 2001. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $896.7 million at June 30, 2002, $461.9 million at June 30, 2001 and $693.8 million at December 31, 2001. During the first six months of 2002, we sold servicing rights with respect to $1.2 billion of mortgage loans carried on our balance sheet at a cost of $5.8 million for a gain of $8.8 million. During the first six months of 2001, we sold servicing rights with respect to $1.4 million of mortgage loans carried on our balance sheet at a cost of $12.3 million for a gain of $9.7 million.

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

Capital and Liquidity

Our capital adequacy is measured by risk-based and leverage capital guidelines. Developed by regulatory authorities to establish capital requirements, the risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised Crescent Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. Crescent Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At June 30, 2002, Crescent Bank’s leverage ratio was 6.31%.

On November 9, 2001, we completed a $3.5 million offering and sale of trust preferred securities. We also completed a public offering of 555,555 of our common stock on June 19, 2002. The Company received net proceeds from the offering of common stock of approximately $7.3 million

At June 30, 2002, our total consolidated shareholders’ equity was $27.9 million, or 7.39% of total consolidated assets, compared to $13.0 million, or 3.88% of total consolidated assets at June 30, 2001, and $16.3 million, or 3.36% of total consolidated assets, at December 31, 2001. The increase in shareholders’ equity to total asset ratio in the first six months of 2002 was the result of the two capital offerings, as well as the decrease in total consolidated assets.

At June 30, 2002, our ratio of total consolidated capital to risk-adjusted assets was 12.23%, 11.49% of which consisted of tangible common shareholders’ equity. We paid $286,834, or $0.155 per share, of dividends to our shareholders during the first six months of 2002. A quarterly dividend of $.0775 was declared in July, payable on August 15, 2002 to shareholder of record August 5, 2002. As of June 30, 2001, our ratio of total consolidated capital to risk-adjusted assets was 6.33%, 5.66% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2001, total consolidated capital to risk-adjusted assets was 6.85%, 6.32% of which consisted of tangible common shareholders’ equity.

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

As of June 30, 2002, we had various sources of liquidity, distinct from our internal equity and operational financing, that were available to us to support our growth and operations. We have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $7.8 million for the six months ended June 30, 2002. We also maintain warehouse lines of credit from UBS PaineWebber Inc. and Colonial Bank totaling $290 million, available to fund the origination and holding of our mortgage loan business. In connection with the establishment of our line of credit with UBS PaineWebber, Crescent Bank agreed to support the obligations of CMS under the line of credit. Because we presently believe that this support arrangement may have been made in violation of federal banking laws, and as a result of our recent restatements of our financial reports for prior periods, on April 8, 2003, CMS terminated this support arrangement and entered into First Amendments to an Amended and Restated Mortgage Loan Purchase Agreement and to a Mortgage Loan Repurchase Agreement, as well as a Second Amended and Restated Support Agreement, Cash Collateral and Control Agreement, with UBS PaineWebber. These amended agreements include, among other things, provisions related to CMS’ capital and collateral, and the potential imposition of minimum fees. Certain of these provisions are summarized below:

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $98.9 million, $66.1 million and $91.4 million during the six month period ending June 30, 2002, the six month period ending June 30, 2001, and the twelve month period ending December 31, 2001, representing 47%, 36% and 52% of average deposits for those periods, respectively. Average net non-mortgage loans were 65%, 52% and 59% of average deposits during the six month periods ending June 30, 2002 and June 30, 2001, and the twelve month period ending December 31, 2001, respectively. Average deposits were 62%, 67% and 40% of average interest-earning assets during the six month periods ending June 30, 2002 and June 30, 2001, and the twelve month period ended December 31, 2001, respectively.

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

As of June 30, 2002

The following table shows our rate sensitive position at June 30, 2002. Approximately 74% of earning assets and 88% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year time period, was $5.2 million, or 1.38% of total assets.

	Interest Rate Sensitivity Gaps as of June 30, 2002
	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(dollars in millions)
Interest-earning assets	$216.0	$33.9	$61.5	$25.8
Interest-bearing Liabilities	172.0	83.1	34.5	—

Interest sensitivity gap	$44.0	$(49.2)	$27.0	$25.8

We were in a liability-sensitive position for the cumulative twelve-month interval. This means that during the twelve-month period, if interest rates decline, the net interest margin will improve. We were in an asset-sensitive position for the cumulative three-month period. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At June 30, 2002, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

(b) Reports on Form 8-K—The Company filed a current report on Form 8-K on each of April 22, 2002 and June 20, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: April 15, 2003	By:	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: April 15, 2003	By:	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr. Chief Financial Officer

CERTIFICATIONS

I, J. Donald Boggus, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Crescent Banking Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 15, 2003:	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

I, Leland W. Brantley, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Crescent Banking Company;

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