Form 10-Q/A
period 2002-09-30
CRESCENT BANKING CO
filed 2003-04-15
CIK 883476

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding
Common Stock, par value $1.00 per share	As of November 14, 2002, there were 2,430,601 shares outstanding, including 6,668 shares held by Crescent Banking Company as treasury stock

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Restated)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$13,590,344	$11,936,985
Interest bearing deposits in other banks	9,549,693	235,660
Federal fund sold	6,365,000	179,000
Securities available-for-sale	9,653,093	8,931,589
Securities held-to-maturity, at cost (fair value of $11,508,132 and $10,351,765, respectively)	11,080,786	10,414,845
Restricted equity securities	2,220,975	1,920,975
Mortgage loans held for sale	203,826,283	300,785,842
Loans	169,380,974	123,611,401
Less allowance for loan losses	(2,205,908)	(1,596,287)

Loans, net	167,175,066	122,015,114
Premises and equipment, net	7,008,571	6,321,651
Other real estate owned	1,051,033	332,743
Mortgage servicing rights	5,756,310	3,098,579
Cash surrender value of life insurance	5,056,556	3,634,472
Premium on deposits purchased	500,360	555,956
Derivative assets	—	—
Accounts receivable-brokers and escrow agents	11,516,683	6,024,895
Other assets	9,064,993	8,059,236

Total Assets	463,415,746	$484,447,542

Liabilities
Deposits
Noninterest-bearing	$26,017,030	$45,718,364
Interest-bearing	223,242,855	176,246,435

Total deposits	249,259,885	221,964,799
Drafts payable	4,421,573	9,424,722
Accrued interest and other liabilities	7,894,739	7,646,141
Derivative liability	460,537	22,846
Other borrowings	170,957,040	229,081,205

Total liabilities	432,993,774	468,139,713
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,429,038 and 1,847,929 issued, respectively	2,430,601	1,847,929
Surplus	16,230,104	9,414,713
Retained earnings	11,559,430	5,169,663
Less cost of 6,668 shares acquired for the treasury	(36,091)	(36,091)
Accumulated other comprehensive loss	237,928	(88,385)

Total stockholders’ equity	30,421,972	16,307,829

Total liabilities and stockholders’ equity	$463,415,746	$484,447,542

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
		(Restated)		(Restated)
Interest income
Interest and fees on loans	3,067,388	2,288,247	7,952,225	6,773,414
Interest and fees on mortgage loans held for sale	2,897,477	2,440,097	7,555,229	6,916,801
Interest on securities:
Taxable	333,825	324,068	1,076,975	891,596
Nontaxable	3,838	3,838	11,514	11,514
Interest on deposits in other banks	27,037	72,299	44,349	219,811
Interest on Federal funds sold	28,489	84,785	43,021	223,797

	6,358,054	5,213,334	16,683,313	15,036,933
Interest on deposits	1,939,670	2,354,416	5,473,466	6,989,867
interest on other borrowings	1,159,408	1,099,728	3,075,547	3,546,114

	3,099,078	3,454,144	8,549,013	10,535,981
Net interest income	3,258,976	1,759,190	8,134,300	4,500,952
Provision for loan losses	305,000	105,000	740,000	335,000

Net interest income after provision for loan losses	2,953,976	1,654,190	7,394,300	4,165,952
Other income
Service charges on deposit accounts	221,840	223,542	635,191	627,931
Mortgage servicing fee income	600,677	218,535	1,520,071	543,859
Gestation fee income	237,811	35,078	862,146	345,483
Gains on sale of mortgage servicing rights	4,160,224	4,815,146	12,963,450	14,520,676
Gains on sale of mortgage loans held for sale	284,701	(443,129)	1,229,066	63,722
Gains on sale of SBA loans held for sale	112,252	—	255,782	—
Other	180,915	386,277	428,800	671,801

	5,798,420	5,235,449	17,894,506	16,773,472
Other expenses
Salaries and employee benefits	4,450,941	4,302,134	12,757,025	12,324,546
Capitalized loan origination costs	(2,816,840)	(2,137,007)	(7,076,475)	(6,441,576)
Net occupancy and equipment expense	369,252	388,727	1,125,039	945,268
Supplies, postage, and telephone	508,827	386,411	1,417,140	1,201,341
Advertising	203,244	119,341	484,494	317,260
Insurance expense	66,787	64,627	199,036	172,640
Depreciation and amortization	569,522	339,107	1,444,746	1,271,066
Legal, professional, outside services	123,284	215,446	674,446	682,410
Director fees	79,125	44,550	170,425	135,850
Mortgage subservicing expense	306,179	147,456	972,051	277,503
Other	999,107	1,038,311	2,466,997	2,354,353

	4,859,428	4,909,103	14,634,924	13,240,661
Income before income taxes and cumulative effect of a change in accounting principle	3,892,968	1,980,536	10,653,882	7,698,763
Applicable income taxes	1,220,431	784,344	3,789,002	2,964,134

Income before cumulative effect of a change in accounting principle	2,672,537	1,196,192	6,864,880	4,734,629

Cumulative effect of a change in accounting principle	0	0	0	(69,770)

Net income	2,672,537	1,196,192	6,864,880	4,664,859
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale arising during period	(376,430)	(45,585)	(243,561)	840,490

Comprehensive income	2,296,107	1,150,607	6,621,319	5,505,349

Basis earnings per common share before cumulative effect of a change in accounting principle	1.10	0.65	3.28	2.60
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.04)

Basic earnings per common share	1.10	0.65	3.28	2.56

Diluted earnings per common share before cumulative effect of a change in accounting principle	1.05	0.63	3.14	2.54
Cumulative effect of a change in accounting principle	0.00	0.00	0.00	(0.04)

Diluted earnings per common share	1.05	0.63	3.14	2.50

Cash dividends per share of common stock	0.0775	0.0775	0.2325	0.2325

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the nine months ended September 30,
	2002	2001
		(Restated)
Operating Activities
Net Income	6,864,880	4,664,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discount on securities	(1,243,287)	(672,682)
Amortization of deposit intangible	55,596	55,596
Amortization of mortgage servicing rights	770,300	574,100
Provision for loan loss	740,000	335,000
Depreciation	674,446	696,966
Gains on sales of mortgage servicing rights	(12,963,450)	(14,520,676)
(Increase) decrease in mortgage loans held for sale	96,959,559	(35,469,250)
Acquisition of mortgage servicing rights	(16,344,104)	(18,138,431)
Proceeds from sales of mortgage servicing rights	25,879,523	32,120,561
Restricted Stock awards	98,424	71,883
Income on life insurance policies	(183,084)	(99,311)
Increase in interest receivable	(382,231)	(129,713)
Increase in accounts receivable	(5,491,788)	(4,626,560)
Increase (decrease) in drafts payable	(5,003,149)	3,634,556
Increase (decrease) in interest payable	(62,493)	67,259
Decrease in other assets and liabilities, net	125,256	4,698,855

Net cash provided by (used in) operating activities	90,494,398	(26,736,988)
Investing Activities
Net increase in interest-bearing deposits in other banks	(9,314,033)	(7,054,403)
Acquisition of securities held-to-maturity	(641,248)	(7,563,605)
Proceeds from maturities of securities available-for-sale	823,403	4,654,188
Proceeds from maturities of securities held-to-maturity	—	543,857
Acquisition of restricted equity securities/available for sale	(300,000)	—
Purchase of life insurance policies	(1,239,000)	—
Increase in Federal funds sold, net	(6,186,000)	(3,856,000)
Net increase in loans	(46,618,242)	(18,808,733)
Purchase of premises and equipment	(1,361,366)	(689,417)

Net cash used in investing activities	(64,836,486)	(32,774,113)
Financing Activities
Net increase in deposits	27,295,086	40,175,177
Net increase (decrease) in other borrowings	(58,124,165)	27,955,603
Issue of common stock—dividend reinvestment plan	149,208	148,412
Proceeds from exercise of stock options	104,220	—
Proceeds from the issuance of common stock	7,046,211	—
Dividends paid	(475,113)	(423,212)

Net cash provided by (used in) financing activities	(24,004,553)	67,855,980
Net increase (decrease) in cash and cash equivalents	1,653,359	8,344,879
Cash and cash equivalents at beginning of year	11,936,985	5,120,426

Cash and cash equivalents at end of year	13,590,344	13,465,305

Supplemental Disclosure of Cash Flow Information Cash paid during period for interest	8,611,506	10,468,722

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

For the nine months ended September 30, 2002 the impact on net income, net of tax was $(271,368), compared to the nine months ended September 30, 2001 of $(160,281). The $(271,368) FAS 133 effect on net income during the nine-month period ended September 30, 2002 reflects the change in the fair value of the Company’s freestanding derivatives of $(437,691), net of the related tax effect of $166,323.

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

The effect of the restatement for periods ended September 30, 2002 and December 31, 2001 is as follows:

	For the Quarter Ended September 30, 2002
	As Previously Reported	As Restated	Difference
Mortgage loans held for sale	$205,492,372	$203,826,283	$(1,666,089)
Other Assets	$5,488,678	$9,064,993	$3,576,315
Other Liabilities	$4,686,671	$7,894,739	$3,208,068
Retained Earnings	$31,719,814	$30,421,972	$(1,297,842)

	For the Year Ended December 31, 2001
	As Previously Reported	As Restated	Difference
Mortgage loans held for sale	$302,451,931	$300,785,842	$(1,666,089)
Other Assets	$4,488,073	$8,059,236	$3,571,163
Other Liabilities	$4,440,031	$7,646,141	$3,206,110
Retained Earnings	$17,608,865	$16,307,829	$(1,301,036)

The effect of this restatement had no effect on the Company’s income before extraordinary items, net income or earnings per common share for the three and nine month periods ending September 30, 2002. The restatement had the effect of increasing net income and related earnings per share amounts for the three and nine month period ending September 30, 2001 as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Income before extraordinary items and net income	$146,553	$390,048
Basic earnings per share	0.08	0.21
Diluted earnings per share	0.07	0.21

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

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Nine Months Ended September 30, 2002
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share	$6,864,880	2,090,489	$3.28
Effect of dilutive securities stock options		96,507
Diluted earnings per share	$6,864,880	2,186,996	$3.14

	Nine Months Ended September 30, 2001
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share before cumulative effect of a change in accounting principle	$4,734,629	1,825,022	$2.60
Cumulative effect of a change in accounting principle	$(69,770)	1,825,022	$(0.04)
Basic earnings per share	$4,664,859	1,825,022	$2.56
Effect of dilutive securities stock options		38,280
Diluted earnings per share before cumulative effect of a change in accounting principle	$4,734,629	1,863,302	$2.54
Cumulative effect of a change in accounting principle	$(69,770)	1,863,302	$(0.04)
Diluted earnings per share	$4,664,859	1,863,302	$2.50

	Three Months Ended September 30, 2002
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic EPS	$2,672,537	2,423,221	$1.10
Effect of dilutive securities stock options		116,063
Diluted EPS	$2,672,537	2,539,284	$1.05

	Three Months Ended September 30, 2001
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic earnings per share before cumulative effect of a change in accounting principle	$1,196,192	1,831,279	$0.65
Cumulative effect of a change in accounting principle	$—	1,831,279	$—
Basic earnings per share	$1,196,192	1,831,279	$0.65
Effect of dilutive securities stock options		53,995
Diluted earnings per share before cumulative effect of a change in accounting principle	$1,196,192	1,885,274	$0.63
Cumulative effect of a change in accounting principle	$—	1,885,274	$—
Diluted earnings per share	$1,196,192	1,885,274	$0.63

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

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

	For the Nine Months Ended September 30, 2002
	Commercial Banking	Mortgage Banking	All Other	Total
Interest income	$9,128,084	$7,555,229	—	$16,683,313
Interest expense	$2,906,060	$5,642,953	—	$8,549,013

Net interest income	$6,222,024	$1,912,276	—	$8,134,300
Provision for loan loss	$740,000	—	—	$740,000
Other revenue from external customers	$1,232,690	$16,661,816	—	$17,894,506
Other expenses	$4,522,599	$9,714,302	$398,023	$14,634,924
Segment pre-tax earnings/(loss)	$2,192,115	$8,859,790	$(398,023)	$10,653,882
Segment assets	$232,145,621	$231,270,125		$463,415,746

	For the Nine Months Ended September 30, 2001
	Commercial Banking	Mortgage Banking	All Other	Total
Interest income	$8,120,132	$6,916,801	—	$15,036,933
Interest expense	$4,309,977	$6,226,004	—	$10,535,981

Net interest income	$3,810,155	$690,797	—	$4,500,952
Provision for loan loss	$335,000	—	—	$335,000
Other revenue from external customers	$799,267	$15,974,205	—	$16,773,472
Other expenses	$3,335,877	$9,544,217	$360,566	$13,240,660
Segment pre-tax earnings/(loss)	$938,545	$7,120,785	$(360,566)	$7,698,764
Segment assets	$159,301,598	$158,219,692		$317,521,290

	For the Three Months Ended September 30, 2002
	Commercial Banking	Mortgage Banking	All Other	Total
Interest income	$3,460,577	$2,897,477	—	$6,358,054
Interest expense	$875,513	$2,223,565	—	$3,099,078

Net interest income	$2,585,064	$673,912	—	$3,258,976
Provision for loan loss	$305,000	—	—	$305,000
Other revenue from external customers	$493,585	$5,304,835	—	$5,798,420
Other expenses	$1,910,303	$2,844,957	$104,168	$4,859,428
Segment pre-tax earnings/(loss)	$863,346	$3,133,790	$(104,168)	$3,892,968

	For the Three Months Ended September 30, 2001
	Commercial Banking	Mortgage Banking	All Other	Total
Interest income	$2,773,237	$2,440,097	—	$5,213,334
Interest expense	$1,389,494	$2,064,650	—	$3,454,144

Net interest income	$1,383,743	$375,447	—	$1,759,190
Provision for loan loss	$105,000	—	—	$105,000
Other revenue from external customers	$272,501	$4,962,948	—	$5,235,449
Other expenses	$1,199,454	$3,631,313	$78,336	$4,909,103
Segment pre-tax earnings/(loss)	$351,790	$1,707,082	$(78,336)	$1,980,536

Item 2) MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

We had total interest income of $6.4 million for the quarter ended September 30, 2002, compared to $5.2 million for the quarter ended September 30, 2001. This 23% increase in interest income is primarily attributable to a higher volume of commercial bank loans, which was offset, and was partially by a lower yield on interest earning assets resulting from the declining interest rate environment during 2001. For the three months ending September 30, 2002, interest-earning assets had an average yield of 5.62%, compared to 6.62% for the three months ending September 30, 2001.

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

Net Interest Income

Our net interest income for the first nine months of 2002 was $8.1 million. The key performance measure for net interest income is the “net interest margin,” which is equal to net interest income divided by average interest-earning assets. Our net interest margin during the first nine months of 2002 was 2.74%. Interest spread, which represents the difference between our average yields on interest-earning assets and our average rates paid on interest-bearing liabilities, was 2.72%. Net interest income, net interest margin and interest spread for the first nine months of 2001 were $4.5 million, 2.03%, and 1.87%, respectively. The increase in net interest income resulted primarily from the growth of our commercial bank loan portfolio. The improvement in net interest margin is indicative of our balance sheet being asset sensitive in the short term during 2001 when rates were decreasing. See “Item 3) Quantitative and Qualitative Disclosures About Our Market Risk.” Our net interest income for the quarter ended September 30, 2002 was $3.3 million, compared to $1.8 million for the quarter ended September 30, 2001. The increase in net interest income resulted primarily from the growth of earning assets.

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

Other Income

Our other income was $17.9 million in the first nine months of 2002, compared to $16.8 million in the first nine months of 2001. The increase in other income was primarily related to the increase of mortgage servicing fee income, gain on the sale of mortgage loans held for sale and gestation fees we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Our other income was $5.8 million in the third quarter of 2002, compared to $5.2 million in the third quarter of 2001. The increase in other income was related to the increase of gains on the sale of mortgage loans held for sale we realized in 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Other Operating Expenses

Other operating expenses increased to $14.6 million in the first nine months of 2002 from $13.2 million in the first nine months of 2001. The increase in other operating expenses was related to the increase in volume of our mortgage operation, as described below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.”

Other operating expenses were $4.9 million in the third quarter of 2002.

Net Income

We had net income of $6.9 million for the nine months ended September 30, 2002, compared to net income of $4.7 million for the nine months ending September 30, 2001. The increase in net income primarily resulted from the increase in mortgage fee income as well as the growth of our commercial banking operations and corresponding improvement in net interest income. See below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.” Income tax as a percentage of pretax net income was 36% and 38% for the first nine months of 2002 and 2001, respectively.

We had net income of $2.7 million for the quarter ending September 30, 2002, compared to net income of $1.2 million for the quarter ending September 30, 2001. The increases in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage servicing rights and was also partially due to the growth of our commercial banking operation. See below under “Results of Operations—Results of Our Mortgage Banking Business” and under “Results of Operations—Results of Our Commercial Banking Business.” Income tax as a percentage of pretax net income was 31% and 40% for the third quarter of 2002 and 2001, respectively.

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

Net Interest Income

Our net interest income for the commercial banking segment for the first nine months of 2002 was $6.2 million. The related net interest margin during the first nine months of 2002 was 2.88%, while interest spread was 2.55%. Net interest income, net interest margin and interest spread for commercial banking for the first nine months of 2001 were $3.8 million, 2.55%, and

2.23%, respectively. The increase in net interest income is related to the decline in interest expense as well as the higher volume of commercial banking loans. The improvement in net interest margin is indicative of our balance sheet being asset sensitive in the short term during 2001 when rates were decreasing. Our net interest income for the commercial banking segment for the third quarter of 2002 was $2.6 million, compared to the third quarter of 2001 of $1.4 million.

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

Interest Expense

We had mortgage banking interest expense of $5.6 million for the nine month period ended September 30, 2002 and $6.2 million for the nine month period ended September 30, 2001. The decrease resulted from lower interest rates, partially offset by a higher volume of mortgage loans. In the first nine months of 2002 and 2001, mortgage banking interest expense accounted for 36% and 39% of total mortgage expenses, respectively. The decrease in the percentage of interest expense resulted from the lower interest rates and our growth of other operating expenses, principally incurred to support our mortgage banking growth.

We had mortgage banking interest expense of $2.2 million for the three month period ended September 30, 2002 and $2.1 million for the three month period ended September 30, 2001. The increase resulted from a higher volume of mortgage production. In the third quarter of 2002 and 2001, mortgage banking interest expense accounted for 44% and 36% of total mortgage expenses, respectively. The increase in the percentage of interest expense resulted from the third quarter decrease of other operating expenses.

Net Interest Income

Our net interest income from our mortgage banking operations for the first nine months of 2002 was $1.9 million. The net interest margin during the first three months of 2002 was 1.38%. The interest spread for the same period was 1.12%. Comparatively, interest income, net interest margin and interest spread from mortgage banking for the first nine months of 2001 were $690,797, 1.32%, and 1.15%, respectively. The improvement in net interest income, the net interest margin and interest spread was a result of the improved spread between the long-term interest rates received on mortgage loans held for sale and the short-term interest rates relative to our funding cost in the first nine months of 2002. Our net interest income from our mortgage banking operations for the third quarter of 2002 was $673,912, compared to $375,447 for the third quarter of 2001.

Other Income

Other income from our mortgage banking business was $16.7 million in the first nine months of 2002 compared to $16.0 million in the first nine months of 2001. The increase in other income was related to the increase of mortgage servicing fees and gestation fee income, and was partially offset by a decrease in the gains on the sale of mortgage servicing rights. During the first nine months of 2002, we sold servicing rights with respect to $2.2 billion of mortgage loans for a gain of $13.0 million, or a spread on the sale of servicing of 0.58%. This compares to the first nine months of 2001 in which we sold servicing rights with respect to $2.1 billion of mortgage loans for a gain of $14.5 million, or a spread on the sale of servicing of 0.69%. We held servicing rights with respect to loans with unpaid principal balances totaling $910.1 million at September 30, 2002, compared to $434.2 million at September 30, 2001. We currently plan to sell a portion of the servicing rights retained during 2002, although there can be no assurance as to the volume our loan acquisition or that a premium will be recognized on the sales.

Other income from our mortgage banking business was $5.3 million in the third quarter of 2002, compared to $5.0 million in the third quarter of 2001. The increase in other income was related to the increase of mortgage servicing fees and gestation fee income.

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

Other Operating Expenses

Other mortgage banking operating expenses increased to $9.7 million in the first nine months of 2002 from $9.5 million in the first nine months of 2001. This increase in other operating expenses was related to the increase in volume of our mortgage production. Other mortgage banking operating expenses decreased to $2.8 million in the third quarter of 2002 from $3.6 million in the third quarter of 2001. This decrease in other operating expenses was related a reduction in contract labor in the third quarter of 2002.

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

Pretax Net Income

Our mortgage banking segment had pre-tax net income of $8.9 million for the nine month period ended September 30, 2002, compared to a pre-tax income of $7.1 million for the nine month period ended September 30, 2001. The favorable increase in net income was primarily the result of the improvement in the net interest income.

Our mortgage banking segment had pre-tax net income of $3.1 million for the three month period ended September 30, 2002, compared to a pre-tax income of $1.7 million for the three month period ended September 30, 2001. The increase in net income was primarily the result of the improvement in the net interest income.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

During the first nine months of 2002, our total assets decreased 4%, from $484.4 million as of December 31, 2001 to $463.4 million as of September 30, 2002. This decrease in total assets in the first nine months of 2002 was primarily the result of a 32% decrease in mortgage loans held for sale, partially offset by an increase in commercial bank loans of 37%. Our decrease in total assets in the first nine months of 2002 corresponded with a 25% decrease in other borrowings. At September 30, 2001, we had total assets of $317.5 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At September 30, 2002, interest-earning assets totaled $412.1 million and represented 89% of total assets. This represents a 8% decrease from December 31, 2001 when earning assets totaled $446.1 million, or 92%, of total assets. The decrease in earning assets resulted primarily from the $97.0 million decrease of residential mortgage loans held for sale. The absolute volume of both our commercial banking loans and our residential mortgage loans held for sale, as well as the volume of each as a percentage of total interest-earning assets, serve as important determinants of our net interest margin. For detail with respect to each of our business segments, see “Financial Condition—Financial Condition of Our Commercial Banking Business” and “Financial Condition—Financial Condition of Our Mortgage Banking Business” below. At September 30, 2001, our interest-earning assets totaled $273.8 million and represented 86% of our total assets.

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

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first nine months of 2002, our average commercial banking loans were $146.5 million. These loans constituted 40% of our average consolidated earning assets, and 35% of our average consolidated total assets. For the nine month period ended September 30, 2001, we had average commercial banking loans of $101.0 million, or 32% of our average consolidated earning assets, and 29% of our average consolidated total assets. For the twelve month period ended December 31, 2001, we had average commercial banking loans of $104.3 million, or 34% of our average consolidated earning assets, and 30% of our average consolidated total assets. The 41% increase in average commercial banking loans experienced by Crescent Bank during the nine month period ending September 30, 2002 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

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

Financial Condition of Our Mortgage Banking Business

Average Mortgage Loans Held for Sale

During the first nine months of 2002, average mortgage loans held for sale amounted to $197.9 million and constituted 53% of average consolidated earning assets, and 47% of average consolidated total assets. Average mortgage loans held for sale during the first nine months of 2001 of $171.3 million constituted 57% of average consolidated interest-earning assets and 53% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2001 of $174.0 million constituted 57% of average consolidated interest-earning assets and 51% of average consolidated total assets. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

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

Crescent Bank acquires residential mortgage loans from approximately 524 small retail-oriented originators in the Southeast United States through various funding sources, including Crescent Bank’s regular funding sources — a $55 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million repurchase agreement with UBS/Paine Webber. CMS acquires residential mortgage loans from approximately 627 small retail-oriented originators in the Southeast, Northeast, Midatlantic and Midwest United States through various funding sources, including a $250 million line of credit from UBS/Paine Webber, a $40 million line of credit from Colonial Bank, and a $75 million repurchase agreement from UBS/Paine Webber. Under the repurchase agreements, we sell our mortgage loans and simultaneously assign the related forward sale commitments to UBS/Paine Webber. The majority of our mortgage loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being “warehoused” for 10 to 30 days. We purchase loans that we believe will meet secondary market criteria, such as loans providing for amount limitations and loan-to-value ratios that would qualify for resales to Freddie Mac, Fannie Mae and Ginnie Mae. To the extent that we retain the servicing rights on the mortgage loans that we resell, we collect annual servicing fees while the loan is outstanding. We sell a portion of our retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of our mortgage banking business and its contribution to net income. We currently pay a third party subcontractor to perform servicing functions with respect to loans we sell, but where we retain the servicing.

Total Mortgage Loan Acquisitions and Sales

During the first nine months of 2002, we acquired $2.7 billion of mortgage loans, and we sold $2.8 billion of these mortgage loans in the secondary market. At September 30, 2002, we carried $203.8 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans. During the first nine months of 2001, we acquired $2.3 billion of mortgage loans while we sold in the secondary market $2.2 billion of mortgage loans. At September 30, 2001, we carried $130.4 million of mortgage loans as mortgage loans held for sale on our balance sheet pending sale of such loans.

Servicing Rights

At September 30, 2002, we carried $5.7 million of mortgage servicing rights on our balance sheet, compared to $2.8 million at September 30, 2001 and $3.1 million at December 31, 2001. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $910.1 million at September 30, 2002, $434.2 million at September 30, 2001 and $693.8 million at December 31, 2001. During the first nine months of 2002, we sold servicing rights with respect to $2.2 billion of mortgage loans carried on our balance sheet at a cost of $12.9 million for a gain of $13.0 million. During the first nine months of 2001, we sold servicing rights with respect to $2.1 billion of mortgage loans carried on our balance sheet at a cost of $17.9 million for a gain of $14.5 million.

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

Capital and Liquidity

Our capital adequacy is measured by risk-based and leverage capital guidelines. Developed by regulatory authorities to establish capital requirements, the risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised Crescent Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. Crescent Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At September 30, 2002, Crescent Bank’s leverage ratio was 6.14%.

On November 9, 2001, we completed a $3.5 million offering and sale of trust preferred securities. We also completed a public offering of 555,555 of our common stock on September 19, 2002. The Company received net proceeds from the offering of common stock of approximately $7.1 million

At September 30, 2002, our total consolidated shareholders’ equity was $30.4 million, or 6.56% of total consolidated assets, compared to $14.1 million, or 4.4% of total consolidated assets at September 30, 2001, and $16.3 million, or 3.36%of total consolidated assets, at December 31, 2001. The increase in shareholders’ equity to total asset ratio in the first nine months of 2002 was the result of the two capital offerings, as well as the decrease in total consolidated assets.

At September 30, 2002, our ratio of total consolidated capital to risk-adjusted assets was 11.65%, 10.93% of which consisted of tangible common shareholders’ equity. We paid $475,113, or $0.2325 per share, of dividends to our shareholders during the first nine months of 2002. A quarterly dividend of $.0775 was declared in October, payable on November 30, 2002 to shareholders of record as of November 25, 2002. As of September 30, 2001, our ratio of total consolidated capital to risk-adjusted assets was 7.22%, 6.49% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2001, total consolidated capital to risk-adjusted assets was 6.85%, 6.32% of which consisted of tangible common shareholders’ equity.

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

As of September 30, 2002, we had various sources of liquidity, distinct from our internal equity and operational financing, that were available to us to support our growth and operations. We have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $5.4 million for the nine months ended September 30, 2002. We also maintain warehouse lines of credit from UBS PaineWebber Inc. and Colonial Bank totaling $290 million, available to fund the origination and holding of our mortgage loan business. In connection with the establishment of our line of credit with UBS PaineWebber, Crescent Bank agreed to support the obligations of CMS under the line of credit. Because we presently believe that this support arrangement may have been made in violation of federal banking laws, and as a result of our recent restatements of financial reports for prior periods, on April 8, 2003, CMS terminated this support arrangement and entered into First Amendments to an Amended and Restated Mortgage Loan Purchase Agreement and to a Mortgage Loan Repurchase Agreement, as well as a Second Amended and Restated Support Agreement, Cash Collateral and Control Agreement, with UBS PaineWebber. These amended agreements include, among other things, provisions related to CMS’ capital and collateral, and the potential imposition of minimum fees. Certain of these provisions are summarized below:

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $89.1 million, $92.7 million and $91.4 million during the nine month period ending September 30, 2002, the nine month period ending September 30, 2001, and the twelve month period ending December 31, 2001, representing 41%, 49% and 52% of average deposits for those periods, respectively. Average net non-mortgage loans were 66%, 52% and 59% of average deposits during the nine month periods ending September 30, 2002 and September 30, 2001, and the twelve month period ending December 31, 2001, respectively. Average deposits were 54%, 74% and 40% of average interest-earning assets during the nine month periods ending September 30, 2002 and September 30, 2001, and the twelve month period ended December 31, 2001, respectively.

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

	Interest Rate Sensitivity Gaps as of December 31, 2001 Amounts Repricing In:
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

As of September 30, 2002

The following table shows our rate sensitive position at September 30, 2002. Approximately 77% of earning assets and 87% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year time period, was $26.5 million, or 5.7% of total assets.

	Interest Rate Sensitivity Gaps as of September 30, 2002 Amounts Repricing In:
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(dollars in millions)
Interest-earning assets	$289.4	$27.0	$65.7	$30.0
Interest-bearing liabilities	252.3	90.6	51.3	—

Interest sensitivity gap	$37.1	$(63.6)	$14.4	$30.0

As noted above, we are in a liability-sensitive position for the cumulative one year period. This means that during the one year period, if interest rates decline, the net interest margin will increase and conversely, if interest rates increase, the net interest margin will decline. For the cumulative five year period, we are also in a liability-sensitive position in that interest-bearing liabilities exceed interest-bearing assets that are repricing over the next five years by $12.1 million. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, we are in an asset-sensitive position. This means if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At September 30, 2002, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

Through September 30, 2002 the impact on net income, net of tax, was $(271,368). The $(271,368) FAS 133 effect on net income during the nine month period ended September 30, 2002 reflects the change in the fair value of our free standing derivatives of $(437,691), net of the related tax effect of $166,323.

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

Item 4) Controls and Procedures

Within the 90-day period prior to the original filing date of this report, we commenced an evaluation under the supervision, and with the participation of, the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. During the course of this evaluation that began in Fall 2002, we discovered calculation errors with respect to our mortgage loans held for sale and our mortgage servicing rights. These errors resulted in our overstatement of gains on sales of mortgage servicing rights in prior periods. We also determined that we had miscalculated gestation income on mortgage loans for the period from the time of delivery of the loans to our third party funding source to the time of the ultimate sale of such loans. These errors were discovered in connection with our review of our controls. Our mortgage software system used to reconcile our mortgage loans held for sale does not provide accounting and other internal control functions. We decided to improve the reporting and disclosure controls and procedures of the mortgage operations of the Bank and CMS, and we decided to acquire additional software.

Since the date of our original evaluation, we have worked to develop and implement changes to our controls and procedures to avoid these errors in the future. As of the date of this filing, we have:

•	hired a Certified Public Accountant as our Chief Financial Officer;

•	hired a separate Chief Financial Officer for our mortgage operations;

•	expanded our in-house internal audit department to include the internal audit of our mortgage operations, which is overseen by our former Chief Financial Officer;

•	begun reconciling mortgage loans held for sale to funding source data on a daily basis for the Bank and on a monthly basis for CMS; and

•	begun making entries on a loan level basis, not through batch entries.

In addition, we presently are working to implement the following changes to our controls and procedures:

•	creating a mortgage subsidiary ledger independent of our mortgage software; and

•	consolidating the Bank’s mortgage operations into those of CMS, subject to obtaining funding at CMS, which to date has been unavailable.

The error in calculating the costs of mortgage loans held for sale and mortgage servicing rights resulted in our mortgage servicing rights being understated, and the costs of our mortgage loans held for sale being overstated. As a result, during the periods when we sold mortgage servicing rights, we recorded more gains on the sale of mortgage servicing rights than was actually realized.

We also discovered a second error related to our recognition of gestation income. Gestation income is income derived during the holding, or “gestation” period from the spread between the fee that we receive on mortgage loans that we originate and the fee charged by the securities broker to whom we ultimately sell the loans. This error resulted from our misinterpretation of certain data included on the monthly funding statements received from one of our major funding sources for our mortgage loans operations. Gestation income accordingly was overstated in prior periods.

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

We are manually reconciling all of our loans in an effort to properly record these and to avoid the inconsistencies and errors that previously were discovered. We presently are seeking improved accounting software for our mortgage operations to automate this process.

We are working on improving the reporting and disclosure controls and procedures of our mortgage operations of the Bank and CMS, and believe that, when implemented, our changes will result in a system of disclosure controls and procedures that we expect will be effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information will be accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings – Not Applicable

Item 2. Changes in Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

99.1	Section 1350 Certifications.

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (REGISTRANT)

Date:	April 15, 2003	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date:	April 15, 2003	/s/ LELAND W. BRANTLEY, JR
Leland W. Brantley, Jr. Chief Financial Officer

CERTIFICATIONS

I, J. Donald Boggus, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crescent Banking Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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