Form 10-K
period 2002-12-31
CRESCENT BANKING CO
filed 2003-04-15
CIK 883476

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $1.00 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2002, as reported on the Nasdaq SmallCap Market, was $41.6 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of March 26, 2003 was 2,453,903.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2002 Annual Report to Shareholders for the year ended December 31, 2002 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

Certain portions of Crescent Banking Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc. The words “Crescent,” “Crescent Bank” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933 , as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local regional national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products – especially those that result in increased costs to us or less benefits to us than we had expected;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events; and

•	other factors and risks described in any of our subsequent reports that we make with the Commission under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

ITEM 1.    BUSINESS

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

As of December 31, 2002, the Company had total consolidated assets of approximately $559.4 million, total deposits of approximately $287.0 million, total consolidated liabilities, including deposits, of $524.5 million and consolidated shareholders’ equity of approximately $34.9 million. The Company’s commercial banking and mortgage banking segments are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

The Company’s principal executive offices, including the principal executive offices of Crescent Bank, are located at 251 Highway 515, Jasper, Georgia 30143, and the telephone number at that address is (706) 692-2424. CMS’ principal executive offices are located at 115 Perimeter Center, Suite 225, Atlanta, Georgia 30346, and its telephone number at that address is (770) 392-1611. The Company maintains an Internet website at www.crescentbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

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

For the year ended December 31, 2002, the Company had revenues from its commercial banking business of approximately $14.3 million and pretax income from its commercial banking business of approximately $2.6 million, or 25.7% of the Company’s total income. During the fiscal years 2001, 2000 and 1999, the Company had revenues from its commercial banking business of approximately $12.3 million, $9.5 million and $6.1 million, respectively, and pretax income from its commercial banking business of approximately $1.5 million, $1.3 million and $821,961, representing approximately 12.6%, (57.8)% and (86.3)% of the Company’s total income, respectively. The Company’s commercial loan portfolio, which has experienced significant growth since 1998, represents the largest earning asset for the Company’s commercial banking operations. The Company’s portfolio grew 72% in 2000, 33% in 2001 and 62% for the year ended December 31, 2002. At December 31, 2002, the Company had total commercial loans of $200.3 million. At each of December 31, 2002, 2001 and 2000, the Company’s total commercial banking assets were $257.9 million, $159.7 million and $121.9 million, respectively.

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

The Company purchases mortgage loans from its correspondent base of small retail-oriented originators located near its offices in the Southeast, Midatlantic, Midwest and Northeast regions of the United States. The Company uses a total of approximately 2,080 different correspondents, and its largest correspondent relationship accounts for only 2.46% of the Company’s total loan production. The geographic areas of highest concentration of the Company’s loan production are Georgia and Massachusetts, accounting for 26% and 12% of the Company’s loan production, respectively.

Each of the Company’s branch mortgage offices deal directly with the correspondents in their respective regions and handle the loans received from, and originated by, the correspondents. Personnel in each of the branches are responsible for accepting commitments and making underwriting decisions on loans. In the Company’s Northeast and Midwest offices, the Company’s personnel are, in some cases, also responsible for closing the loans. In the Company’s Southeast office, the staff also performs and oversees rate sheet pricing, hedging activities and delivery of loans to the secondary markets. The following table provides information regarding the amount of loan production from each of the Company’s offices for the year ended December 31, 2002:

Office	Aggregate Principal Amount of Mortgage Loans Originated	Percentage of Total Mortgage Loans Originated
	(In Thousands)
Southeast Office—Atlanta, Georgia	$1,397.2	32.3%
Northeast Office—Manchester, New Hampshire	1,658.2	38.4
Midwest, Office—Chicago, Illinois	688.2	15.9
Midatlantic Office—Columbia, Maryland	513.5	11.9
Florida Office—Seminole, Florida	66.3	1.5

Total	$4,323.4	100.0%

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

When the Company sells a loan, it either retains or sells the servicing rights associated with that loan. If the Company retains the servicing rights associated with a particular loan that it resells, then the Company collects servicing fees for that loan. If the Company sells the servicing rights associated with a particular loan that it resells, then the Company receives a premium on the sale price. The following table provides information regarding the portfolio of loans that the Company had previously resold and continued to service as of December 31, 2002:

Aggregate Principal Balance	Average Principal Balance	Weighted Average Interest Rate	Weighted Average Net Servicing Fee
$934.8 million	$123,188	6.43%	0.26%

Of this portfolio, approximately 84% of the loans are agency loans and 16% are private investor loans. The Company receives an independent third party valuation of its servicing portfolio each quarter. During the year ended December 31, 2002, the Company sold servicing rights with respect to approximately $3.7 billion of mortgage loans, representing approximately 86% of the Company’s total loan production during that period. Various factors influence the Company’s decision whether to sell the servicing rights for a particular loan, including:

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

For the year ended December 31, 2002, the Company had revenues from its mortgage banking business of approximately $41.4 million and pretax income from its mortgage banking business of approximately $16.5, or 74.3% of the Company’s total income. During the fiscal years 2001, 2000 and 1999, the Company had revenues from its mortgage banking business of approximately $132.7 million, $8.1 million and $14.8 million, respectively, and pretax income (loss) from its mortgage banking business of approximately $10.0 million, $(3.6) million and $(1.8) million, representing approximately 72.7%, 46.0% and 70.8% of the Company’s total income, respectively. At each of December 31, 2002, 2001 and 2000, the Company’s total mortgage banking assets were $300.9 million, $324.8 million and $113.1 million, respectively.

Continued Expansion

Consistent with the Company’s efforts to better service its market, the Company has engaged in recent expansion of its business. In February 2003, CMS opened a satellite mortgage banking office in Seminole, Florida. In August 2000, CMS opened a satellite mortgage banking office in Columbia, Maryland. In February 2000, Crescent Bank opened a loan production office in Cumming, Georgia, and, in December 2000, converted that office to a full service branch. This office serves the needs of many local residents in Canton who have traditionally banked with larger regional and national banks that often lack a community focus.

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

Competition

The Company’s commercial banking and mortgage banking businesses operate in highly competitive markets. Crescent Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers, and insurance companies, locally, regionally and nationally, some of which compete with offerings by mail, telephone, computer and/or the Internet. In its commercial bank lending activities, Crescent Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of Crescent Bank.

More specifically, Crescent Bank faces the following direct competition in its current market area:

•	four other commercial banks have offices in the Jasper area of Pickens County, Georgia;

•	fourteen commercial banks and one credit union have offices in Bartow County, Georgia;

•	eleven commercial banks and two credit unions have offices in Cherokee County, Georgia; and

•	fourteen commercial banks and two credit unions have offices in Forsyth County, Georgia.

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

Employees

At December 31, 2002, the Company had 186 full-time and 44 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain laws rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and the Bank’s businesses. Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company securities. Any change in applicable laws or regulations, or regulatory policies and practices, may have a material effect on the business of the Company and the Bank.

Bank Holding Company Regulation

As a bank holding company registered with the Federal Reserve under the BHC Act, and with the Georgia Department under the Financial Institutions Code of Georgia, the Company is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department. Prior approval by the Federal Reserve and the Georgia Department is required for many transactions, including, without limitation, acquisitions.

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

In November 1999 the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted, which substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, as amended (“CRA”), and meet certain other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and the related Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting term of the investment, does not manage the company on a day-to- day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervisions and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future.

Bank Regulation

As a Georgia bank, whose deposits are insured by the FDIC up to the maximum amounts provided by law, the Bank is subject to regulation and examination by the Georgia Department and the FDIC. The Georgia Department and the FDIC regulate and monitor all of the Bank’s operations, including reserves, loans, mortgages, payments of dividends, interest rates and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank, subject to necessary regulatory approvals, may branch anywhere in the State of Georgia.

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

The FDIC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution’s financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity. These ratings reflect an increased emphasis on the quality of risk management practices and the addition of a sixth component of Sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rate. When regulators evaluate this component, consideration is expected to be given to management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify measure, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

Mortgage Banking Regulation

CMS is licensed and regulated as a “mortgage banker” by the Georgia Department. It is also qualified as a Fannie Mae, Freddie Mac and GNMA seller/servicer and CMS must meet the capital and other requirements of such corporations and various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and state banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off- balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”).

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

The capital measures used by the federal banking regulators are the Total Capital ratio, Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

As of December 31, 2002, the Company had Tier 1 Capital and total capital of approximately 10.65% and 9.99% of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 8.96% and 8.01% of risk-weighted assets. As of December 31, 2002, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 6.85% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 6.46%.

The Federal Reserve and the FDIC have not advised the Company or the Bank of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to them. However, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At December 31, 2002, the Bank’s leverage ratio was 6.46%.

The Georgia Department also expects bank holding companies to maintain minimum levels of primary capital and adjusted primary capital on a consolidated basis (generally 5.0% of total assets). Under Georgia Department policies, the components of primary capital include common stock, perpetual preferred stock, surplus, undivided profits, mandatory convertible instruments, allowances for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt for loan and lease losses, minority interests in consolidated subsidiaries and certain types of debt instruments. While the Georgia Department’s policies do not require the risk-weighting of assets, the Georgia Department assumes that moderate degrees of risk exist. If high amounts of risk or significant non-banking activities exist, the Georgia Department may require higher capital ratios. Further, the written policies of the Georgia Department require that Georgia banks generally maintain a minimum ratio of primary capital to total assets of 6.0%.

The following table sets forth certain capital information of the Company and Bank as of December 31, 2002:

	Company		Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Leverage Ratio:
Actual	$38,117	6.85%	$21,427	6.46%
Minimum Required (1)	27,826	4.00%	26,538	8.00	%(2)
Risk-Based Capital:
Tier 1 Capital
Actual	38,117	9.99%	21,427	8.01%
Minimum Required	15,270	4.00%	10,701	4.00%
Total Risk-Based Capital:
Actual	40,665	10.65%	23,975	8.96%
Minimum Required	30,539	8.00%	21,403	8.00%

(1)	Represents the highest minimum requirement. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio
(2)	Results from an agreement with the Georgia Department.

FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate.

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

FDIC Insurance Assessments

The Bank’s deposits are primarily insured by BIF, and the Bank is subject to FDIC Insurance Assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups - “well capitalized,” “adequately capitalized” or “undercapitalized” - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 2002, the Bank paid $105,607 in deposit premiums.

The FDIC continued its BIF and Savings Association Insurance Fund (“SAIF”) assessment schedule of zero to 27 basis points per annum per $100 of assessable deposits for the first semiannual period of 2002. The FDIC has indicated that, based on its current level of reserves in the insurance fund, it is considering deposit insurance assessments in 2003. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.72 to 1.82 basis points in 2002. The assessment rates are 1.68 and 1.62 basis points for the first and second quarter of 2003, respectively.

Community Reinvestment Act and Other Regulations

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

The Federal Reserve, the FDIC and the Georgia Department monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

GLB requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. GLB also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies. See the discussion regarding GLB in “Bank Holding Company Regulation” above.

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Bank cannot be predicted.

Legislative and Regulatory Changes

Legislative and regulatory proposals regarding changes in banking laws, the regulation of banks, bank holding companies, thrifts and other financial institutions are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. The FDIC has proposed a restructuring of the federal deposit insurance system, including provisions to better measure and price deposit insurance, to merge BIF and SAIF and to increase deposit insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on deposits, and would permit interstate branching on a de novo basis. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae. Changes from such review could affect the cost and availability of such government sponsored enterprise’s services. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its subsidiaries.

The SEC and the bank regulatory agencies have been more actively exercising their enforcement powers in light of restatements of financial reports and controls deficiencies. It is unknown what, if any, actions may be taken by such agencies in light of the Company’s recent restatements.

ITEM 2.    PROPERTIES

During 2002, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, four teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine with a 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space and added an additional 5,000 square feet of administrative office space in 1999. The facility is considered in good condition. The Bank also owns the full service branch on Joe Frank Harris Parkway, Cartersville, Georgia. This branch was built in 2001 and 2002 and opened for business on June 24, 2002. The Cartersville building contains approximately 5,400 square feet of finished space used for offices and storage, five teller windows and the Bank lobby. The Cartersville building has three drive-up teller windows and an automated teller machine with 24 hour-a-day access. The Bank also owns the full service branch on Towne Lake Parkway, Woodstock, Georgia. The Towne Lake building contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby. The Towne Lake building has two drive-up teller windows and an automated teller machine with a 24-hour-a-day access.

The Bank leases 5,250 square feet on Perimeter Center Circle in Atlanta, Georgia for its southeast mortgage operations. The lease has an expiration date of August 31, 2006. The Bank also leases 3,616 square feet on Glenridge Drive in Atlanta, Georgia for post-closing mortgage operations of the Bank and of CMS with a lease expiration date of October 31, 2003.

In addition, the Bank leases approximately 800 square feet for its branch office located in Marble Hill, Georgia with a lease expiration date of December 31, 2003. The Bank leases 3,200 square feet in Canton, Georgia for a full-service branch with a lease expiration date of January 31, 2004 and 3,000 square feet in Cumming, Georgia for its newly-converted branch office (converted from a loan production office in December 2000) with a lease expiration date of March 31, 2003. The Bank has two one year options to renew the lease through March 31, 2005, which the Bank expects to exercise.

The Bank also leases a site for an automated teller machine (“ATM”) in the Big Canoe community. The lease agreement will expire on October 31, 2006. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2003.

CMS conducts its business primarily through its main office in Manchester, New Hampshire, where CMS leases approximately 5,400 square feet of office space. The lease term for the CMS New Hampshire office expires on March 31, 2004. In addition, CMS leases 4,160 square feet in Chicago, Illinois for its Chicago wholesale mortgage banking office, with a lease expiration date of December 31, 2007. The Chicago office moved to this new leased space on January 1, 2003. CMS leases 4,080 square feet in Atlanta, Georgia for its FHA/Veterans Administration (“VA”) loan office. In the third quarter of 1999, CMS moved its FHA/VA operation to the Perimeter Office and subleased the office. The lease term for the Atlanta office expired in December 2002 and it was not renewed. In addition, CMS leases 800 square feet in Columbia, Maryland for its Mid-Atlantic wholesale mortgage banking office, with a lease expiration date of July 14, 2003. CMS also entered into a lease on February 1, 2002 for 1,000 square feet of office space in Seminole, Florida for its Florida wholesale mortgage banking office, with a lease expiration date of January 31, 2005

The Company presently expects to renew each of its leases upon their respective expiration dates.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002 to a vote of shareholders of the Company, through the solicitation of proxies or otherwise.

PART II

ITEM	5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On January 12, 1999, the Company’s Common Stock began trading on the Nasdaq SmallCap Market under the symbol “CSNT” at a price of $13.00 per share. On March 27, 2003, the price of the Company’s Common Stock, as quoted on the Nasdaq SmallCap Market, was $16.96. The following table sets forth the high, low and last sales price of the Company’s Common Stock on the Nasdaq SmallCap Market for the indicated periods.

	Sales Price per share of the Company’s Common Stock
Period	High	Low
2002
Fourth Quarter	$15.79	$12.77
Third Quarter	$18.75	$14.57
Second Quarter	$16.97	$13.68
First Quarter	$14.95	$12.56
2001
Fourth Quarter	$17.00	$13.65
Third Quarter	$18.10	$10.00
Second Quarter	$12.10	$10.50

First Quarter	$11.75	$9.63

Holders

As of March 26, 2003, there were approximately 2,453,903 million shares of the Company’s Common Stock outstanding held by approximately 1,252 record holders.

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

On March 20, 2003, the Company declared its twenty-third consecutive quarterly dividend of $0.0775 per share, payable on May 5, 2003 to shareholders of record on April 28, 2003.

The following table sets forth, for the Company’s last two fiscal years, the dividends per share declared and paid by the Company:

Period	Dividend Per Share
2002
Fourth Quarter	$.0775
Third Quarter	$.0775
Second Quarter	$.0775
First Quarter	$.0775
2001
Fourth Quarter	$.0775
Third Quarter	$.0775
Second Quarter	$.0775
First Quarter	$.0775

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

Both the junior subordinated debentures that the Company issued and the preferred capital securities that the Trust issued bear interest at a floating rate equal to the prime rate of interest as announced in the Money Rates section of The Wall Street Journal plus 50 basis points, payable quarterly on each of the last days of March, June, September and December, with a maturity of December 31, 2031. When the Company makes principal and interest payments to the Trust, as the holder of the junior subordinated debentures, the Trust, in turn, makes payments of principal and interest to holders of the preferred capital securities. The Company relied upon the exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder.

ITEM 6.    SELECTED FINANCIAL DATA

Please refer to that section of the Company’s 2002 Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the “Annual Report”) entitled “Financial Highlights,” which is incorporated herein by reference. A complete copy of the Company’s Annual Report is included with this report as Exhibit 13.1.

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

The information regarding the Company’s directors and executive officers required by this Item 10 is contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, filed pursuant to Rule 14a-6 of the Exchange Act (the “Proxy Statement”), under the captions “Proposal One—General,” “—Election of Directors,” “—Information Relating to Directors, Executive Officers and Nominees,” “Additional Information—Compensation of Directors and Attendance at Meetings,” “—Committees of the Board of Directors,” “—Ownership of Common Stock by Certain Beneficial Owners and Management,” “—Compensation of Executive Officers and Directors” and “—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company’s Board of Directors. The term “executive officer,” as used herein, means any officer who has major policy-making functions with respect to the Company, the Bank and/or CMS.

Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding the compensation of the Company’s executive officers is contained in the Proxy Statement under the captions “Additional Information—Compensation of Executive Officers and Directors,” “—Compensation Summary,” “—Option/SAR Grants in Last Fiscal Year,” “—Aggregated Option/SAR Exercises in 2002 and 2002 Year-End Option/SAR Values,” “—Long-Term Incentive Plans—Awards in Last Fiscal Year,” “—Executive Employment Agreement,” “—Change of Control Agreements” and “—Certain Transactions” and is incorporated herein by reference.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                     RELATED SHAREHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained in the Proxy Statement under the caption “Additional Information—Ownership of Common Stock by Certain Beneficial Owners and

Management” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption “Additional Information—Certain Transactions” and is incorporated herein by reference.

With the exception of the above disclosures, and other than in the ordinary course of business, there were no transactions during 2002, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

ITEM 14.    CONTROLS AND PROCEDURES

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

We are working on improving the reporting and disclosure controls and procedures of the mortgage operations of the Bank and CMS, and believe that, when implemented, our changes will result in a system of disclosure controls and procedures that we expect will be effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information will be accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

10.7

Amended and Restated Mortgage Loan Repurchase Agreement, dated as of January 31, 2003, and First Amendment to the Amended and Restated Mortgage Loan Repurchase Agreement, dated as of April 8, 2003, by and between Crescent Mortgage Services, Inc. and UBS Warburg Real Estate Securities Inc. (a subsidiary of UBS PaineWebber Inc.).

10.8

Amended and Restated Mortgage Loan Custodial Agreement, dated as of January 31, 2003, by and between Crescent Bank & Trust Company and UBS Warburg Real Estate Securities Inc. (a subsidiary of UBS PaineWebber Inc.).

10.9

Amended and Restated Mortgage Loan Purchase Agreement, dated as of January 31, 2003, and First Amendment to the Amended and Restated Mortgage Loan Purchase Agreement, dated as of April 8, 2003, by and between Crescent Bank & Trust Company and UBS Warburg Real Estate Securities Inc. (a subsidiary of UBS PaineWebber Inc.).

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

10.16

Compensation Agreement, dated as of April 30, 1998, by and between Crescent Bank and Michael P. Leddy (Incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended).

10.17	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and J. Donald Boggus, Jr.

10.18	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and Gary Reece.

10.19	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and Leland W. Brantley, Jr.

10.20	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and Michael P. Leddy.

10.21

Amended and Restated Mortgage Loan Participation Agreement, dated as of January 31, 2003, by and between Crescent Mortgage Services, Inc. and UBS Real Estate Securities Inc. (a subsidiary of UBS PaineWebber Inc.).

10.22

Amended and Restated Custodial Agreement, dated as of January 31, 2003, by and between Crescent Mortgage Services, Inc. and UBS Warburg Real Estate Securities, Inc. (a subsidiary of UBS PaineWebber Inc.).

10.23	Master Agreement, dated as of October 24, 2002, by and between Crescent Bank & Trust Company and Federal Home Loan Mortgage Corporation.

10.24

Master Agreement, dated as of December 5, 2002, and Amendments Twenty-One through Thirty to the Master Agreement, by and among Crescent Bank & Trust Company, Crescent Mortgage Services, Inc. and Fannie Mae.

10.25	Master Custodial Agreement, dated as of December 20, 1999, by and among Crescent Mortgage Services, Inc., Colonial Bank and The Bank of New York.

10.26	Third Amendment to Mortgage Warehouse Loan and Security Agreement, dated as of July 31, 2002, by and between Crescent Mortgage Services, Inc., and Colonial Bank.

10.27	Promissory Note, dated December 20, 1999, and First and Second Amendments to Promissory Note, by Crescent Mortgage Services, Inc., as Borrower, and Colonial Bank, as Lender.

10.28	Lease Agreement, dated August 6, 2002, by and between Crescent Mortgage Services, Inc. and SMII Oak Creek/LP, L.P.

10.29	Lease Agreement, dated February 4, 1993, and First through Seventh Amendments to the Lease Agreement, by and between Crescent Bank & Trust Company and EOP-Perimeter Center, LLC.

10.30

Second Amended and Restated Support Agreement, Cash Collateral and Control Agreement, dated as of April 8, 2003, by and among Crescent Bank & Trust Company, Crescent Mortgage Services, Inc., UBS Warburg Real Estate Securities Inc. and UBS Warburg LLC.

11.1	Statement Regarding Computation of Per Share Earnings.

13.1

Crescent Banking Company 2002 Annual Report to Shareholders for the fiscal year ended December 31, 2001. With the exception of information expressly incorporated herein, the 2002 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Mauldin & Jenkins LLC.

99.1

Crescent Banking Company Proxy Statement for the 2003 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Statement for the 2003 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

99.2	Section 1350 Certifications.

(b)    Reports on Form 8-K.

During the last quarter of the period covered by this Form 10-K/A, the Company filed the following Current Reports on  Form 8-K:

•	Current Report on Form 8-K filed on November 15, 2002 (Securities and Exchange Commission File No. 000-20251).

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

Signature	Title	Date
/s/ J. Donald Boggus, Jr. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003

/s/ Leland W. Brantley, Jr. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003

/s/ A. James Elliott A. James Elliott	Chairman of the Board of Directors	April 15, 2003

/s/ John S. Dean, Sr. John S. Dean, Jr.	Director	April 15, 2003

/s/ Charles Gehrmann Charles Gehrmann	Director	April 15, 2003

/s/ Michael W. Lowe Michael W. Lowe	Director	April 15, 2003

/s/ Janie Whitfield Janie Whitfield	Director	April 15, 2003

CERTIFICATIONS

I, J. Donald Boggus, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Crescent Banking Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

I, Leland W. Brantley, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Crescent Banking Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.7

Amended and Restated Mortgage Loan Repurchase Agreement, dated as of January 31, 2003, and First Amendment to the Amended and Restated Mortgage Loan Repurchase Agreement, dated as of April 8, 2003, by and between Crescent Mortgage Services, Inc. and UBS Warburg Real Estate Securities Inc. (a subsidiary of UBS PaineWebber Inc.).

10.8

Amended and Restated Mortgage Loan Custodial Agreement, dated as of January 31, 2003, by and between Crescent Bank & Trust Company and UBS Warburg Real Estate Securities Inc. (a subsidiary of UBS PaineWebber Inc.).

10.9

Amended and Restated Mortgage Loan Purchase Agreement, dated as of January 31, 2003, and First Amendment to the Amended and Restated Mortgage Loan Purchase Agreement, dated as of April 8, 2003, by and between Crescent Bank & Trust Company and UBS Warburg Real Estate Securities Inc. (a subsidiary of UBS PaineWebber Inc.).

10.17	Change of Control Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and J. Donald Beggus, Jr.

10.18	Change of Control Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and Gary Reece.

10.19	Change of Control Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and Leland W. Brantley, Jr.

10.20	Change of Control Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and Michael P. Leddy.

10.21

Amended and Restated Mortgage Loan Participation Agreement, dated as of January 31, 2003, by and between Crescent Mortgage Services, Inc. and UBS Real Estate Securities Inc. (a subsidiary of UBS PaineWebber Inc.).

10.22

Amended and Restated Custodial Agreement, dated as of January 31, 2003, by and between Crescent Mortgage Services, Inc. and UBS Warburg Real Estate Securities, Inc. (a subsidiary of UBS PaineWebber Inc.).

10.23	Master Agreement, dated as of October 24, 2002, by and between Crescent Bank & Trust Company and Federal Home Loan Mortgage Corporation.

10.24

Master Agreement, dated as of December 5, 2002, and Amendments Twenty-One through Thirty to the Master Agreement, by and among Crescent Bank & Trust Company, Crescent Mortgage Services, Inc. and Fannie Mae.

10.25	Master Custodial Agreement, dated as of December 20, 1999, by and among Crescent Mortgage Services, Inc., Colonial Bank and The Bank of New York.

10.26	Third Amendment to Mortgage Warehouse Loan and Security Agreement, dated as of July 31, 2002, by and between Crescent Mortgage Services, Inc., and Colonial Bank.

10.27	Promissory Note, dated December 20, 1999, and First and Second Amendments to Promissory Note, by Crescent Mortgage Services, Inc., as Borrower, and Colonial Bank, as Lender.

10.28	Lease Agreement, dated August 6, 2002, by and between Crescent Mortgage Services, Inc. and SMII Oak Creek/LP, L.P.

10.29	Lease Agreement, dated February 4, 1993, and First through Seventh Amendments to the Lease Agreement, by and between Crescent Bank & Trust Company and EOP-Perimeter Center, LLC.

10.30

Second Amended and Restated Support Agreement, Cash Collateral and Control Agreement, dated as of April 8, 2003, by and among Crescent Bank & Trust Company, Crescent Mortgage Services, Inc., UBS Warburg Real Estate Securities Inc. and UBS Warburg LLC.

11.1	Statement Regarding Computation of Per Share Earnings.

13.1

Crescent Banking Company 2002 Annual Report to Shareholders for the fiscal year ended December 31, 2002. With the exception of information expressly incorporated herein, the 2002 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Mauldin & Jenkins LLC.

99.1

Crescent Banking Company Proxy Statement for the 2003 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Statement for the 2003 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

99.2	Section 1350 Certifications.