Form 10-Q
period 2003-03-31
CRESCENT BANKING CO
filed 2003-05-15
CIK 883476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________.

Commission file number 0-20251

Crescent Banking Company

(Exact Name of Registrant as Specified in its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-1968323 (I.R.S. Employer Identification No.)

251 Highway 515, Jasper, GA (Address of Principal Executive Offices)	30143 (Zip Code)

(706) 692-2424
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 14, 2003, Crescent Banking Company had 2,453,903 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 6,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

Assets
Cash and due from banks	$37,301,712	$17,607,864
Interest bearing deposits in banks	1,029,668	5,025,937
Federal fund sold	—	2,824,000
Securities available-for-sale	8,072,712	10,278,727
Securities held-to-maturity, at cost (fair value of $7,679,727 and $10,190,113, respectively)	7,247,835	9,830,727
Restricted equity securities	1,675,775	1,879,875
Mortgage loans held for sale	259,895,653	281,503,275
Loans	220,725,025	200,298,696
Less allowance for loan losses	2,872,907	2,548,110

Loans, net	217,852,118	197,750,586
Premises and equipment, net	6,884,035	7,007,631
Other real estate owned	4,296,834	1,391,399
Mortgage servicing rights	2,896,520	2,138,787
Cash surrender value of life insurance	5,386,848	5,126,833
Deposit intangible	463,296	481,828
Accounts receivable-brokers and escrow agents	7,703,095	8,210,320
Other assets	8,197,554	8,339,522

Total Assets	$568,903,655	$559,397,311

Liabilities
Deposits
Noninterest-bearing	$71,502,868	$56,549,579
Interest-bearing	219,001,132	230,449,962

Total deposits	290,504,000	286,999,541
Drafts payable	7,128,845	6,154,386
Accrued interest and other liabilities	15,294,573	12,801,706
Deferred income taxes	528,049	528,049
Derivative liability, net	896,654	179,044
Other borrowings	214,812,659	217,845,016

Total liabilities	529,164,780	524,507,742
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,453,903 and 2,433,435 issued, respectively	2,453,903	2,433,435
Capital Surplus	16,617,647	16,307,557
Retained earnings	20,569,577	15,976,149
Treasury stock, 6,668 shares	(36,091)	(36,091)
Accumulated other comprehensive income	133,839	208,519

Total stockholders’ equity	39,738,875	34,889,569

Total liabilities and stockholders’ equity	$568,903,655	$559,397,311

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended March 31,

	2003	2002

Interest income
Interest and fees on loans	$3,541,584	$2,328,273
Interest on mortgage loans held for sale	2,804,629	2,898,496
Interest on securities:
Taxable	345,397	360,374
Nontaxable	1,279	3,838
Interest on deposits in banks	4,709	7,506
Interest on Federal funds sold	2,671	5,030

	6,700,269	5,603,517

Interest expense
Interest on deposits	1,749,875	1,852,845
Interest on other borrowings	1,384,774	1,122,018

	3,134,649	2,974,863

Net interest income	3,565,620	2,628,654
Provision for loan losses	353,000	170,000

Net interest income after provision for loan losses	3,212,620	2,458,654
Other income
Service charges on deposit accounts	175,693	196,103
Mortgage servicing fee income	645,089	436,997
Gestation fee income	57,302	68,196
Gains on sale of mortgage servicing rights	13,159,504	4,594,689
Gains on sale of mortgage loans held for sale	190,155	369,750
Other operating income	405,494	143,542

	14,633,237	5,809,277
Other expenses
Salaries and employee benefits	9,525,913	4,130,691
Capitalized loan origination costs	(3,386,284)	(2,321,257)
Occupancy and equipment expense	386,896	387,855
Supplies, postage, and telephone	538,931	460,421
Advertising	119,176	138,947
Insurance expense	65,826	62,427
Depreciation and amortization	363,926	430,082
Legal and professional	592,066	363,852
Director fees	73,500	61,575
Mortgage subservicing expense	629,302	433,071
Other operating expenses	1,527,842	592,927

	10,437,094	4,740,591
Income before income taxes	7,408,763	3,527,340
Applicable income taxes	2,815,334	1,333,222

Net income	$4,593,429	2,194,118
Other comprehensive income
Unrealized losses on securities available for sale arising during period, net of tax	(77,169)	(243,561)

Comprehensive income	$4,516,260	$1,950,557

Basic earnings per common share	$1.89	$1.19

Diluted earnings per common share	$1.81	$1.14

Cash dividends per share of common stock	$0.0775	$0.0775

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the three months ended March 31,

	2003	2002

Operating Activities
Net Income	$4,593,429	$2,194,118
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on securities	(317,476)	(309,487)
Amortization of deposit intangible	18,532	18,532
Gains on call of investment securities	(215,406)	—
Amortization of mortgage servicing rights	141,356	210,000
Provision for loan loss	353,000	170,000
Depreciation	204,038	430,082
Gains on sales of mortgage servicing rights	(13,159,504)	(4,594,689)
Net decrease in mortgage loans held for sale	21,437,989	105,916,127
Acquisition of mortgage servicing rights	(1,218,085)	(3,967,259)
Proceeds from sales of mortgage servicing rights	13,478,500	7,986,111
Income on life insurance policies	(57,015)	(64,566)
Restricted stock awards	330,558	98,424
(Increase) decrease in interest receivable	497,848	(2,883)
Increase in accounts receivable – brokers and escrow agents	507,225	636,646
Increase in drafts payable	974,459	7,030,807
Decrease in interest payable	(77,248)	(144,210)
Net other operating activities	2,998,858	(349,137)

Net cash provided by operating activities	30,491,058	115,258,616
Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	3,996,269	(190,228)
Acquisition of securities held-to-maturity	—	(422,138)
Proceeds from calls of securities available-for-sale	2,459,714	—
Proceeds from calls of securities held-to-maturity	2,737,609	—
Proceeds from maturities (purchases) of restricted equity securities	204,100	(300,000)
Purchase of life insurance policies	(203,000)	(937,000)
Proceeds from sale of other real estate owned	13,000	—
Net (increase) decrease in federal funds sold	2,824,000	(2,113,000)
Net increase in loans	(23,220,562)	(11,303,404)
Purchase of premises and equipment	(80,442)	(697,394)

Net cash used in investing activities	(11,269,312)	(15,963,164)
Financing Activities
Net increase in deposits	3,504,459	12,639,832
Net decrease in other borrowings	(3,032,357)	(110,851,299)
Proceeds from the issuance of common stock	—	50,069
Proceeds from the exercise of stock options	—	44,120
Dividends paid	—	(143,062)
Net cash provided (used in) by financing activities	472,102	(98,260,340)
Net increase in cash and due from banks	19,693,848	1,035,112
Cash and due from banks at beginning of year	17,607,864	11,936,985

Cash and due from banks at end of period	$37,301,712	$12,972,097

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	3,211,897	3,119,073
Cash paid during period for taxes	2,632,333	2,378,725
Principal balances of loans transferred to other real estate owned	2,935,663	—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any interim periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, Crescent Banking Company (the “Company”) adopted Statement of Financial Accounting Standards, or “FAS,” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of SFAS No. 133,” which are collectively referred to as “FAS 133.” Under FAS 133, all derivative financial instruments are recognized on the balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either (1) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a “fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge) or (3) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in net income of the current period.

The Company has three types of derivative instruments that meet the criteria of a derivative as outlined in FAS 133: (1) interest rate lock commitments, (2) mandatory sales commitments, and (3) options to deliver mortgage-backed securities. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedging transactions. The primary market risk facing the Company is interest rate risk related to its locked pipeline. The locked pipeline is comprised of interest rate lock commitments issued on residential mortgage loans held for sale. In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company’s locked pipeline, the Company enters into hedging transactions. The locked pipeline is hedged with mandatory sales commitments or options to deliver mortgaged-backed securities that generally correspond with the composition of the locked pipeline. Due to the variability of closings in the locked pipeline, which is driven primarily by interest rates, the Company’s hedging policies require that a percentage of the locked pipeline be hedged with these types of derivative instruments. The Company is generally not exposed to significant losses, nor will it realize significant gains, related to its locked pipeline, due to changes in interest rates, net of gains or losses on associated hedge positions. However, the Company is exposed to the risk that the actual closings in the locked pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the locked pipeline are influenced by many factors, including the composition of the locked pipeline and remaining commitment periods. The Company’s estimated closings are based on the historical data of loan closings as influenced by recent developments.

The Company considers the locked pipeline to be a portfolio of free-standing derivative instruments. The Company also considers the mandatory sales commitments and options to deliver mortgage-backed securities that are used to hedge the locked pipeline to be free-standing derivative instruments. Accordingly, the Company records the fair value of its derivative instruments on the balance sheet and changes in fair value in net income of the current period.

For the three months ended March 31, 2003, the impact on net income, net of tax was $(444,918), compared to the three months ended March 31, 2002 of $29,864. The $(444,918) FAS 133 effect on net income during the three-month period ended March 31, 2003 reflects the change in the fair value of the Company’s freestanding derivatives of $(717,609), net of the related tax effect of $272,691.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 2003, the Company had purchased loans for which it provides servicing with principal balances totaling $928.1 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended March 31, 2003

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount

Basic earnings per share	$4,593,429	2,433,590	$1.89
Effect of dilutive securities (stock options)		104,880
Diluted earnings per share	$4,593,429	2,538,470	$1.81

	Three Months Ended March 31, 2002

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount

Basic earnings per share	$2,194,118	1,848,361	$1.19
Effect of dilutive securities (stock options)		78,950
Diluted earnings per share	$2,194,118	1,927,311	$1.14

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: (1) commercial banking, and (2) mortgage banking. The commercial banking segment provides traditional banking services offered through Crescent Bank & Trust Company, the Company’s wholly-owned commercial banking subsidiary (the “Bank”). The mortgage banking segment provides mortgage loan origination and servicing offered through Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”), and through the Bank’s mortgage division.

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

	For the three Months Ended March 31, 2003

	Commercial Banking	Mortgage Banking	All Other	Total

Interest Income	$3,895,640	$2,804,628	—	$6,700,268
Interest Expense	$1,323,605	$1,739,326	71,717	$3,134,648
Net Interest income	$2,572,035	$1,065,302	(71,717)	$3,565,620
Provision for loan loss	$353,000	—	—	$353,000
Other Revenue from external customers	$548,101	$14,085,136	—	$14,633,237
Other expenses	$1,785,025	$8,269,251	$382,818	$10,437,094
Segment pre-tax earnings/(loss)	$982,111	$6,881,188	$(454,535)	$7,408,763
Segment assets	$273,028,028	$295,875,627	—	$568,903,655

	For the three Months Ended March 31, 2002

	Commercial Banking	Mortgage Banking	All Other	Total

Interest Income	$2,705,021	$2,898,496	—	$5,603,517
Interest Expense	$1,027,229	$1,947,634	—	$2,974,863
Net Interest income	$1,677,792	$950,862	—	$2,628,654
Provision for loan loss	$170,000	—	—	$170,000
Other Revenue from external customers	$311,400	$5,497,877	—	$5,809,277
Other expenses	$1,259,909	$3,285,901	$194,781	$4,740,591
Segment pre-tax earnings/(loss)	$559,283	$3,162,838	$(194,781)	$3,527,340
Segment assets	$174,147,974	$221,235,933	—	$395,383,907

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For purposes of the following discussion, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc. The words “Crescent,” “Crescent Bank” (or the “Bank”) and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively.

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements made in this report, including, but not limited to, certain of the statements made under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933 , as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Critical Accounting Policies

Our accounting policies are in accordance with generally accepted accounting principles in the United States and general practices within our industries. The application of certain of these accounting policies involves a significant amount of judgment and the use of estimates and assumptions based upon the information available at the time. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different assumptions or conditions were to prevail, and depending upon the magnitude of any such changes, then our actual financial condition and results of operations may prove to be materially different from the presentation herein.

We believe that the following policies are particularly sensitive in terms of the judgments and the extent to which estimates are used:

•

the allowance for loan losses;

•

the value of mortgage servicing rights; and

•

the use of derivatives in connection with our mortgage business.

Allowance for Loan Losses

The establishment of our allowance for loan losses related to our commercial loans is based upon our assessments of information available to us at the time of determination, and is based upon a number of factors, including our historical experience, economic conditions and issues with respect to individual borrowers. These all involve estimates and judgments that are subject to change. Furthermore, due to our determination and experience that mortgage loans originated for resale have little default risk to us during the limited period between origination and sale and are carried at the lower of cost or market, we do not maintain an allowance related to such mortgage loans. If for any reason we were unable to sell such mortgage loans promptly, then we would have to consider increasing the allowance for loan losses.

Mortgage Servicing Rights

Mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At March 31, 2003, based on our third party analysis, no valuation allowance was required for our mortgage servicing rights.

Derivatives

Our mortgage business uses derivatives intended to reduce interest rate risk incurred as a result of market movements. On January 1, 2001, we adopted Statement of Financial Accounting Standards, or “FAS,” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133,” which we collectively refer to as “FAS 133.” We use three types of financial instruments that meet the criteria of a derivative as outlined in FAS 133:

•

interest rate lock commitments;

•

mandatory sales commitments; and

•

options to deliver mortgage-backed securities.

All of these are considered free-standing derivative instruments, and changes in the fair values are reported in the net income for each period. We believe that the primary market risk facing us is interest rate risk related to our pipeline of interest rate lock commitments issued on residential mortgage loans in the process of origination for sale. Our policies require that a specific percentage of our locked pipeline be hedged with mandatory sales commitments or options to deliver mortgage-backed securities that generally correspond with the composition of the locked pipeline. The amount of the derivatives employed are based upon our historical experience and estimates and judgments based upon current and anticipated interest rate and economic conditions, the composition and nature of our pipeline and the length of the remaining commitment periods.

Results of Operations

General Discussion of Our Results

A principal source of our revenue comes from net interest income, which is the difference between:

•

income we receive on our interest-earning assets, such as investment securities and loans; and

•

monies we pay on our interest-bearing sources of funds, such as deposits and borrowings.

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

•

decreases in interest rates, which generally increase our mortgage banking revenues as a result of increased volumes of mortgage loans;

•

increases in interest rates, which generally result in lower mortgage banking revenues due to decreased volumes of mortgage loans; and

•

the spread we earn on the sale of mortgage servicing rights, which fluctuates with the level of interest rates and anticipated changes in rates.

In 2002, we experienced significant changes in interest rates, which caused corresponding significant changes in our mortgage production and revenues, during the first three months of 2003 and 2002, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Interest Income

We had total interest income of $6.7 million for the three months ended March 31, 2003, compared to $5.6 million for the three months ended March 31, 2002. This 20% increase in interest income is attributable to an increase in interest-earning assets, in particular average commercial banking loans. Average interest-earning assets totaled $457.4 million at March 31, 2003, compared to $354.7 million at March 31, 2002. Of the $102.7 million increase in average interest-earning assets, $77.4 million was from an increase in average commercial banking loans. The Bank’s yield on earning assets decreased slightly from 6.02% at March 31, 2002 to 5.94% at March 31, 2003. The Bank’s interest rates on earning assets have remained fairly stable during 2002 and first quarter of 2003, with prime rate only declining 50 basis points in that time frame.

Interest Expense

Our total interest expense for the three months ended March 31, 2003 amounted to $3.1 million, compared to $3.0 million for the three months ended March 31, 2002. Our interest-bearing liabilities averaged $416.5 for the three months ended March 31, 2003, compared to $341.4 million for the three months ended March 31, 2002. The increase in interest expense from the increase in average interest-bearing liabilities was partially offset by a decrease in our cost of funds from 3.53% for the three months ended March 31, 2002 to 3.05% for the three months ended March 31, 2003. In particular, the Bank’s cost of deposits decreased from 4.29% for the three months ended March 31, 2002 to 3.16% for the three months ended March 31, 2003. The Bank decreased interest rates on interest-bearing deposits in the fourth quarter of 2002 and in the first quarter of 2003 due to the low interest rate environment throughout 2002 and the first quarter of 2003. In the three month periods ended March 31, 2003 and March 31, 2002, interest expense accounted for 23% and 38% of total expenses, respectively. The decrease in the percentage of interest expense resulted from the decrease in the Bank’s cost of funds and the growth of other operating expenses, principally incurred to support our mortgage banking growth.

Net Interest Income

Our net interest income for the three months ended March 31, 2003 was $3.6 million, and our net interest margin was 3.16%. We had a net interest spread of 2.89% for the three months ended March 31, 2003. Net interest income, net interest margin and interest spread for the three months ended March 31, 2002 were $2.6 million, 2.82% and 2.46%, respectively. There were two main factors contributing to the increase in the Bank’s net interest income, net interest margin and net interest spread in 2003. One contributing factor was the higher level of average commercial banking loans in 2003. Average commercial banking loans increased $77.5 million from $130.1 million for the three months ended March 31, 2002 to $207.6 million for the three months ended March 31, 2003. With this loan growth, the Bank’s loan to deposit ratio increased from 57% at March 31, 2002 to 85% at March 31, 2003. The other contributing factor was the decline in the Bank's cost of funds of 48 basis points from 3.53% for the three months ended March 31, 2002 to 3.05% for the three months ended March 31, 2003 while the Bank's yield on earning assets decreased only 8 basis points from 6.02% for the three months ended March 31, 2002 to 5.94% for the three months ended March 31, 2003. In particular, the cost of the Bank’s time deposits declined 112 basis points from the three months ended March 31, 2002 to the three months ended March 31, 2003.

Loan Loss Provision

For the three months ended March 31, 2003, we made a provision to the allowance for loan losses of $353,000 and incurred net charge-offs of $28,203 of commercial banking loans. For the three months ended March 31, 2002, we made a provision to the allowance for loan losses of $170,000 and incurred net charge-offs of $4,062 of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding during the year were 0.013% at March 31, 2003, 0.15% at December 31, 2002 and 0.0003% at March 31, 2002. The Bank’s charge-offs in the first quarter of 2003 consisted principally of one commercial loan charge-off of $54,677 while the charge-offs in 2002 largely related to various installment and other consumer loans. In the first quarter of 2003, the Bank also had a recovery of $46,621 related to a commercial loan charged-off in 2002. The increase in the amount of the provision for loan losses from the three months ended March 31, 2002 compared to the three months ended March 31, 2003 mainly related to the increases in the loan portfolio. Our commercial loan portfolio increased approximately $20.4 million, or 10.2%, for the first three months of 2003 while it increased approximately $11.6 million, or 9.4%, for the first three months of 2002. As a result of this growth in our commercial loan portfolio, we adjusted our allowance for loan losses to account for our historical experience with various borrowers. The allowance for loan losses as a percentage of total commercial banking loans was 1.30%, 1.27% and 1.30% at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

Other Income

Our other income was $14.6 million in the first three months of 2003, compared to $5.8 million in the first three months of 2002. The increase in other income was related to the increase of gains on the sale of mortgage servicing rights and other mortgage related fees we realized in 2003. Our mortgage banking business’ other income was $14.1 million in the first three month of 2003, compared to $5.5 million in the first three months of 2002. See further discussion as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Other Operating Expenses

Other operating expenses increased to $10.4 million in the first three months of 2003 from $4.7 million in the first three months of 2002. The increase in other operating expenses was related to the increase in volume of our mortgage operations. We closed approximately $1.4 billion of mortgage loans in the first three months of 2003, compared to $856.7 million in the first three months of 2002. Our mortgage banking business’ other expense was $8.3 million in the first three months of 2003, compared to $3.3 million in the first three months of 2002. See further discussion as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Net Income

Our net income for the three months ended March 31, 2003 and March 31, 2002 was $4.6 million and $2.2 million, respectively. Basic and diluted earnings per share were $1.89 and $1.81, respectively, for the three months ended March 31, 2003 and $1.19 and $1.14, respectively, for the three months ended March 31, 2002. The increase in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage servicing rights. Pretax net income from mortgage operations increased from $3.2 million for the three months ended March 31, 2002 to $6.9 million for the three months ended March 31, 2003. See below under “—Results of Operations—Results of Our Mortgage Banking Business.” Income tax as a percentage of pretax net income was 38% for the first three months of both 2003 and 2002.

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking was $3.9 million for the three months ended March 31, 2003, compared to $2.7 million for the three months ended March 31, 2002. This increase in interest income from 2002 to 2003 was the result of a higher volume of average commercial banking loans. Average commercial banking loans increased a total of $77.5 million from $130.1 million for the three months ended March 31, 2002 to $207.6 million for the three months ended March 31, 2003. The increase in interest income from the growth of commercial banking loans was partially offset by a decline in yield from the commercial banking interest-earning assets from 7.12% for the three months ended March 31, 2002 to 6.86% for the three months ended March 31, 2003. This decline in yield was the result of repricing interest earning assets in the low rate environment in 2002 and 2003.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended March 31, 2003 amounted to $1.3 million, compared to $1.0 million for the three months ended March 31, 2002. This interest expense is net of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the Bank. Interest expense related to commercial banking deposits was $1.8 million for the three months ended March 31, 2003 compared to $1.9 million for the three months ended March 31, 2002. Average interest-bearing deposits increased $46.3 million, or 26%, from $177.9 million for the three months ended March 31, 2002 to $224.2 million for the three months ended March 31, 2003. The decrease in interest expense from 2002 to 2003 resulted principally from a decline in the cost of funds from commercial banking deposits due to the low interest rate environment, partially offset by a higher volume of interest-bearing deposits. The cost of funds from commercial banking deposits declined from 4.29% for the three months ended March 31, 2002 to 3.16% for the three months ended March 31, 2003. The decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined from 4.97% for the three months ended March 31, 2002 to 3.85% for the three months ended March 31, 2003. In the first three months of 2003 and 2002, interest expense accounted for 38% and 42% of our total commercial banking business expenses, respectively.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2003 were $2.1 million, 3.78% and 3.70%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2002 were $821,000, 2.16% and 2.82%, respectively. These calculations of the net interest income, net interest margin and the net interest spread do not include the effects of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the Bank. If the effects of intercompany interest were included in the calculation, net interest income would be $2.5 million and $1.7 million for the three months ended March 31, 2003 and March 31, 2002, respectively. The increase in 2003 in net interest income, net interest margin and the interest spread for commercial banking was mainly due to two factors. The first factor was a higher level of average commercial banking loans, which increased 60% from the three months ended March 31, 2002 to the three months ended March 31, 2003. The second factor was the decrease in the Bank’s cost of funds for deposits, in particular, time deposits. The cost of funds from commercial banking deposits declined from 4.29% for the three months ended March 31, 2002 to 3.16% for the three months ended March 31, 2003. The decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined 112 basis points from 2002 to 2003 due to the low interest rate environment.

Other Income

Our other income related to our commercial banking business was $548,101 in the first three months of 2003 compared to $311,400 in the first three months of 2002. The increase in other income for the three-month period ending March 31, 2003 was primarily due to the Bank incurring gains on a call of investments of $215,406 in the first quarter of 2003. The Bank also had $18,075 in income from its SBA department, which did not begin operations until the second quarter of 2002.

Other Operating Expenses

We had other expenses related to our commercial banking segment of $1.8 million for the three months ended March 31, 2003, compared to $1.3 million for the three months ended March 31, 2002. The increase in other expenses in 2003 from 2002 was attributable to an increase in salaries and benefits of approximately $132,000, legal and professional fees of approximately $56,000, and other overhead costs of approximately $100,000, consisting primarily of supply expenses, telephone expenses, postage expenses, and occupancy and equipment expenses including depreciation. Salaries and other payroll expenses increased approximately $132,000 in the first quarter of 2003 due to our addition of nine new employees to our commercial banking staff in 2002 and due to regular annual raises and increases in year-end bonuses. The increase in legal and professional fees in the first quarter of 2003 was mainly due to the extra services required in relation to the restatement of the Bank’s financial statements. The increase in overhead costs in the first quarter of 2003 was mainly attributable to the Bank’s overall growth in size and number of customers, and to the Cartersville branch moving from a rental space into a new office in June 2002.

The remaining increase in other expenses is attributable to a decrease in the amount of commercial banking costs netted against commercial banking loan origination fees. Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At March 31, 2003, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $308,421, as compared to $505,557 at March 31, 2002.

Pretax Net Income

In the first three months of 2003, our commercial banking pre-tax income was $982,111, compared to pre-tax income of $559,283 for the three months ending March 31, 2002. This increase of $422,828, or 76%, was influenced by an increase in commercial loan production of 60% and an increase in our net interest margin resulting from a decrease in our cost of funds from commercial banking deposits from 4.29% for the three months ended March 31, 2002, to 3.16% for the three months ended March 31, 2003.

Results of Our Mortgage Banking Business

We experienced significant changes in mortgage loan production in 2002 and the first three months of 2003 that were directly related to changes in interest rates that took place in 2002. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points, and during 2002 they reduced interest rates another 50 basis points. This reduction in interest rates has caused mortgage rates to fall to historical lows. We closed $1.4 billion of mortgage loans during the first three months of 2003, compared to $856.7 million in the first three months of 2002.

Interest Income

Our interest income from mortgage banking was $2.8 million for the three months ended March 31, 2003, compared to $2.9 million for the three months ended March 31, 2002. Mortgage loans held for sale averaged $227.2 million for the three months ended March 31, 2003 with a yield of 5.01%, compared to $223.6 million for the three months ended March 31, 2002 with a yield of 5.26%. The slight decrease in interest income in 2003 was the result of a decrease in the yield on mortgage loans held for sale of 25 basis points, which was partially offset by an increase in average mortgage loans held for sale of $3.6 million. This decline in the yield was the result of the declining interest rate environment in 2002 and 2003.

Interest Expense

Our interest expense related to mortgage banking was $1.7 million for the three months ended March 31, 2003 and $1.9 million for the three months ended March 31, 2002. The interest expense noted above includes the intracompany interest charged to the mortgage division for the use of funds from the Bank. The mortgage division within the Bank uses the Bank’s commercial deposits to fund some of the mortgage production. Interest expense related to the mortgage warehouse lines and other borrowings related to the mortgage business was $1.3 million for the three months ended March 31, 2003 and $1.1 million for the three months ended March 31, 2002. Average borrowings for the mortgage division increased $28.4 million, or 18%, from $157.4 million for the three months ended March 31, 2002 to $185.8 million for the three months ended March 31, 2003. The cost of funds from mortgage borrowings increased from 2.81% for the three months ended March 31, 2002 to 2.86% for the three months ended March 31, 2003. The increase in interest expense related to mortgage borrowings was mainly due to the increase in average borrowings of $28.4 million. The increase in borrowings was due to the increase in mortgage loan production from $856.7 million for the first three months of 2002 to $1.4 billion for the first three months of 2003. In the first quarters of each of

2003 and 2002, mortgage banking interest expense accounted for 17% and 37% of total expenses, respectively. The decrease in the percentage of interest expense resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

Net Interest Income

Our net interest income from our mortgage banking operations for the first three months of 2003 was $1.5 million, compared to $1.8 million for the first three months of 2002. Our net interest margin from our mortgage banking operations was 2.67% for the first three months of 2003, compared to 3.28% for the first three months of 2002. These calculations of the net interest income and net interest margin do not include the effects of the intercompany interest charged to the mortgage division for the use of funds from the Bank. The mortgage division within the Bank uses the Bank’s commercial deposits to fund some of its mortgage production. If the effects of the intercompany interest were included in the calculation, net interest income and the net interest margin would be $1.1 million and 1.90% for the three months ended March 31, 2003 and $1.0 million and 1.72% for the three months ended March 31, 2002. The decrease in net interest income of $300,000 (calculated without intercompany interest) is mainly due to the decrease of 25 basis points in the yield that we realized on mortgage loans held for sale, partially offset by an increase of five basis points in the cost of borrowings. For a discussion of the movement of the net interest income, the net interest margin and the interest spread, see “-Results of Operations-General Discussion of Our Results” above.

Other Income

We had other income from our mortgage banking business of $14.1 million in the first three months of 2003, compared to $5.5 million in the first three months of 2002. The increase in other income from 2002 to 2003 was primarily due to an increase in the level of mortgage production and an increase in the level of mortgage servicing rights sold. We closed $1.4 billion of mortgage loans in the first quarter of 2003, compared to $856.7 million in the first quarter of 2002. This increase in production was due to the declining interest rate environment. During the first three months of 2002, we sold servicing rights with respect to $1.2 billion of mortgage loans for a gain of $13.2 million, or a spread on the sale of servicing of 1.10%. This compares to the first three months of 2002 during which we sold servicing rights with respect to $638.3 million of mortgage loans for a gain of $4.6 million, or a spread on the sale of servicing of 0.72%. The spread on the sale of servicing rights in the first quarter of 2003 increased significantly from the first quarter of 2002. This is indicative of the lower cost to originate servicing rights due to the production consisting primarily of borrowers refinancing their existing mortgage loans. We presently intend to sell a portion of the servicing rights retained during 2003, although there can be no assurance as to the volume of our loan origination or that any gain will be recognized on such sales. Gestation fee income is generated from our sale of mortgage loans to securities brokers pursuant to a repurchase agreement. Under the agreement, we sell mortgage loans and simultaneously assign the related mandatory sales commitments to a securities broker. We continue to receive fee income from the securities broker until the loan is delivered into the mandatory sales commitment. Alternatively, we sell loans on an individual basis and subsequently pair off the mandatory sales commitment by purchasing loans from other originators for delivery against the mandatory sales commitments. In this case, we do not receive any gestation fee income, which is income derived from the spread between the fee we received on the mortgage loan and the fee charged by the security broker during the holding, or “gestation,” period prior to our sale of the loan. In the first quarter of 2003, our gestation fee income decreased slightly from $68,196 for the quarter ended March 31, 2002 to $57,302. Mortgage loan servicing fees increased from $436,997 in the first quarter of 2002 to $645,089 million in the first quarter of 2003. This increase was due an increase in the average mortgage service rights being held in the first quarter of 2003 compared to the first quarter of 2002.

Other Operating Expenses

Other mortgage banking expenses increased by approximately $2.9 million, from $5.4 million in the first quarter of 2002 to $8.3 million in the first quarter of 2003. The mortgage banking division reached historical highs in mortgage production in the first quarter of 2003. We closed $1.4 billion of mortgage loans during the first three months of 2003, compared to $856.7 million in the first three months of 2002. The increase in other operating expenses was mainly related to the increase in production of the mortgage operation due to the fact that our mortgage banking expenses tend to vary with production. Our salaries and benefits totaled $8.1 million for the first three months of 2003, compared to $3.2 million in the first three months of 2002. When we commenced our mortgage banking business in 1993, we entered into employment agreements with Mr. Robert C. KenKnight, the President of our mortgage business, and thereafter with Mr. Michael P. Leddy, an Executive Vice President of our mortgage business, to ensure that we would have their services on a long-term basis. Under these employment agreements Messrs. KenKnight and Leddy earn incentives based upon the pretax net income of our mortgage operations and changes in the net appraised value of our mortgage servicing portfolio. As a result of our record mortgage loan production, their compensation increased significantly in the first quarter of 2003. In addition we paid $456,550 to Mr. KenKnight in the first quarter of 2003 pursuant to an agreement that we reached with him regarding incentive compensation from prior periods.

Capitalized loan costs are reported as a reduction of other expenses, and, like other components of other expenses, vary significantly with mortgage production. Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At March 31, 2003, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $3,077,863, compared to $1,815,700 at March 31, 2002. This increase in loan fees was the result of the increased mortgage loan production.

In the first quarter of 2003, the Bank also wrote off a mortgage receivable, relating to several mortgages, of $777,000. In connection with our recent investigation of our internal controls, which began in Fall 2002, we previously determined that this receivable likely would be collectible. However, based upon additional research conducted by our management, we have since determined that it is unlikely that we will recover the funds associated with this receivable, and therefore this receivable was written off and classified as other expenses.

Because these increased expenses tend to be variable rather than fixed in nature, we presently believe that we are generally able to reduce these expenses, including the compensation paid to the executive officers of our mortgage business, in response to a change in the market. During 1998 and 1999, when interest rates were relatively low, we experienced an increase in mortgage production and refinancings, which, in turn, resulted in an increase in other expense for those periods. The reduction in other expense from 1999 to 2000 was attributable to the relatively high level of interest rates that prevailed during 2000, when our mortgage volume decreased significantly. In response to this decreased mortgage volume, we decreased the variable components of our other expense during 2000.

Pretax Net Income

In the first quarter of 2003, our mortgage banking pretax income was $6.9 million, compared to $3.2 million for the first quarter of 2002. The increase in pretax net income from our mortgage banking business in 2003 was influenced by the multiple interest rate reductions that began taking place in 2001 and continued through most of 2002. Decreases in interest rates generally encourage our customers to refinance existing homes, or to purchase new homes, increasing our loan production activities. As discussed above, we closed $1.4 billion of mortgage loans during the first quarter of 2003, compared to $856.7 million during the first quarter of 2002. Mortgage banking pretax income was also significantly affected by gains on the sale of mortgage servicing rights. Gains on the sale of mortgage servicing rights increased by $8.6 million from the first quarter of 2002, compared to the first quarter of 2003. As discussed above, these increases were due an increase in the amount of sales and in the spread on the sales of mortgage servicing rights.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

Our total assets increased $9.5 million, or 2%, during the first three months of 2003 from $559.4 million as of December 31, 2002 to $568.9 million as of March 31, 2003. This increase in total assets was mainly comprised of a $20.4 million, or 10%, increase in the Bank’s commercial loans and a $12.9 million, or 51%, increase in the Bank’s cash and due from banks, interest-bearing deposits and federal funds sold. These increases were offset by a $21.6 million, or 8%, decrease in mortgage loans held for sale. Our increase in total assets corresponded with a $3.5 million, or 1%, increase in deposits and a $4.8 million, or 14%, increase in shareholders’ equity. At March 31, 2002, we had total assets of $395.4 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•

commercial banking loans;

•

mortgage loans held for sale;

•

investment securities;

•

interest-bearing balances in other banks; and

•

temporary investments.

At March 31, 2003, interest-earning assets totaled $498.6 million and represented 88% of total assets. This represents a $13.0 million, or 3%, decrease from December 31, 2002, when interest-earning assets totaled $511.6 million, or 91%, of total assets. The decrease in earning assets resulted primarily from the $21.6 million decrease of mortgage loans held for sale and a

$6.8 million decrease in interest-bearing deposits in banks and fed funds sold. These decreases were offset by a $12.9 million increase in the Bank’s commercial banking loan portfolio. See “—Financial Condition—Financial Condition of Our Commercial Banking Business” and “—Financial Condition—Financial Condition of Our Mortgage Banking Business” below. At March 31, 2002, our interest-earning assets totaled $354.7 million and represented 90% of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under “—Financial Condition—Financial Condition of Our Commercial Banking Business.” Our mortgage loans held for sale are carried at the lower of aggregate cost or market price and we therefore do not maintain a reserve for mortgage loans. We do have default and foreclosure risk during the short term holding period from origination to the sale, which is inherent to the residential mortgage industry. These risks are small historically. We are at risk for mortgage loan defaults from the time we fund a loan until the time that loan is sold or securitized into a mortgage-backed security, which is generally 15 days after funding.

Fixed Assets

We had fixed assets of $6.9 million at March 31, 2003, compared to fixed assets of $7.0 million at December 31, 2002 and $6.6 million at March 31, 2002. The increase from March 31, 2002 to December 31, 2002 was primarily due to the construction of the new office in Cartersville, which was completed in the second quarter of 2002. In the first quarter of 2003, the Company’s additions to fixed assets were partially offset by the depreciation in existing assets.

Cash Surrender Value of Life Insurance

In 1999, Crescent Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At March 31, 2003, the total cash value of life insurance was $5.4 million. At December 31, 2002 and March 31, 2002, the total cash value of the life insurance was $5.1 million and $4.6 million, respectively. The increase in the cash value from December 31, 2002 to March 31, 2003 was mainly due to the addition of one new officer to the plan in the first quarter of 2003.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first three months of 2003, our average commercial banking loans were $207.6 million. These loans constituted 45% of our average consolidated earning assets and 39% of our average consolidated total assets. For the three month period ended March 31, 2002, we had average commercial banking loans of $130.1 million, or 34% of our average consolidated earning assets and 31% of our average consolidated total assets. For the twelve month period ended December 31, 2002, we had average commercial banking loans of $155.6 million, or 39% of our average consolidated earning assets and 35% of our average consolidated total assets. The 33% increase in average commercial banking loans experienced by Crescent Bank during the three month period ending March 31, 2003 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the commercial loan portfolio. We maintain our allowance for loan losses at a level that we believe is adequate to absorb the risk of loan losses in the loan portfolio. In determining the appropriate level of the allowance for loan losses, we apply a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is graded:

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

The actual grading is performed by loan officers and reviewed and approved by the loan committee. After grading each of the loans, we review the overall grades assigned to the portfolio as a whole, and we attempt to identify, and determine the effect of, potential problem loans.

The general component of the methodology involves an analysis of actual loan loss experience, a comparison of the actual loss experience of banks in Crescent Bank’s peer group, and carefully developed assumptions about the economy generally. We also consider the regulatory guidance provided by the Federal Financial Institution Examination Council’s Interagency Policy Statement on Allowance for Loan Losses Methodologies, as well as other widely accepted guidance for banks and savings institutions generally.

We apply both the specific and general components of the methodology, together with regulatory guidance, to determine an appropriate level for the allowance for loan losses. We also hire independent loan review consultants on a semi-annual basis to review the quality of the loan portfolio and the adequacy of the allowance for loan losses. The provision for loan losses during a particular period is a charge to earnings in that period in order to maintain the allowance for loan losses at a level that is estimated to be adequate to cover losses based upon the methodology.

Crescent Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation, or the “FDIC,” and the Georgia Department of Banking and Finance, or the “Georgia Department,” may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

While it is Crescent Bank’s policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The allowance for loan losses totaled $2.9 million, or 1.30% of total commercial banking loans, at March 31, 2003, $1.8 million, or 1.30% of total commercial banking loans, at March 31, 2002, and $2.5 million, or 1.27% of total loans, at December 31, 2002. During the first three months of 2003, we made a provision for loan losses of $353,000, which was primarily due to the $20.4 million increase we experienced in commercial banking loans during that period. Net charge-offs for the three months ended March 31, 2003 was $28,203, or 0.013% of average loans outstanding. Net charge-offs for the year ended December 31, 2002 were $238,177, or 0.15% of average loans outstanding and for the three months ended March 31, 2002 were $4,062,or 0.0003% of average outstanding loans. The Bank’s net charge-offs in the first quarter of 2003 mainly consisted of one commercial loan charge-off of $54,677, while the charge-offs in 2002 largely related to various installment and other consumer loans. The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at March 31, 2003 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and the uncertainties in the economy created by the war against terrorism, additions to the allowances and charge-offs may become necessary.

Crescent Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive the interest. As of March 31, 2003, Crescent Bank had $1.0 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.1 million of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of December 31, 2002, Crescent Bank had $2.3 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.4 million of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of March 31, 2002, Crescent Bank had $2.6 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $32,949 of commercial banking loans accounted for on a non-accrual basis and no commercial banking loans considered to troubled debt restructurings. The Bank’s commercial banking loans contractually past due more than 90 days and still accruing interest declined $1.3 million and the commercial banking loans accounted for on a non-accrual basis declined

$400,000 from December 31, 2002 to March 31, 2003. The main reason for the decline was that the Bank foreclosed upon $2.6 million of commercial banking loans in the first quarter of 2003, most of which were included in either the non-accrual loans or the loans 90 days past due and still accruing interest at December 31, 2002. The foreclosed properties in the first quarter of 2003 mainly consisted of two loans totaling approximately $2.0 million. See “—Total Non-Performing Commercial Banking Loans” below for further detail. The Bank has experienced a slight deterioration in the loan portfolio in 2002 and the first quarter of 2003. This deterioration was mainly attributable to the slow down in the economy over the past year, and the related credit and repayment risks created by that slow down. The Bank has evaluated these loans relationships and foreclosed properties, and, based on available information, it presently feels that it is in a well secured position on most of these relationships. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

Total Non-Performing Commercial Banking Loans

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Our non-performing commercial banking loans at March 31, 2003 amounted to $1.1 million compared to $1.4 million at December 31, 2002 and $32,949 at March 31, 2002. If we add real estate acquired by foreclosure and held for sale of $4.0 million to our non-performing commercial banking loans, it results in total non-performing commercial assets of $5.1 million at March 31, 2003. This compares to total non-performing commercial assets of $59,286 at March 31, 2002 and $2.8 million at December 31, 2002. The Bank foreclosed upon approximately $2.6 million of commercial banking loans in the first quarter of 2003. Of the $2.6 million foreclosed upon, $2.0 million are related to two loan relationships. One of the loans totaling approximately $1.0 million is a residential home with 20 acres of land and the other also totaling approximately $1.0 million is a residential subdivision development. Of the remaining $600,000 in loans foreclosed upon in the first quarter of 2003, approximately $326,000 are mobile homes with the lots, $124,000 are residential homes and the remaining $150,000 are vacant real estate lots. Crescent Bank is currently holding the foreclosed properties for sale. As stated above, the Bank has evaluated these non-accrual loans and foreclosed properties and feels that we are in well secured positions in these relationships. The foreclosed properties have been recorded at the lower of cost or market less the costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

The following table shows Crescent Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms.

	March 31, 2003	March 31, 2002	December 31, 2002

Non-performing commercial banking loans (1)	$1,095,661	$32,949	$1,398,716
Foreclosed properties related to commercial banking loans	3,987,159	26,337	1,350,444

Total non-performing commercial assets	5,082,820	59,286	$2,749,160

Commercial banking loans 90 days or more past due on accrual status	$982,305	$2,621,526	$2,301,444
Potential problem commercial banking loans (2)	$1,406,173	$2,790,492	$2,588,714
Potential problem commercial loans/total commercial banking loans	0.64%	2.06%	1.29%
Non-performing commercial assets/total commercial banking loans and foreclosed properties	2.26%	0.04%	1.36%
Non-performing commercial assets and commercial banking loans 90 days or more past due on accrual status/total commercial banking loans and foreclosed properties	2.70%	1.98%	2.50%

______________

(1)

Defined as non-accrual commercial banking loans and renegotiated commercial banking loans.

(2)

Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

Crescent Bank invests in U.S. Government and government agency obligations, corporate securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold and interest-bearing deposits with other banks totaled $18.0 million at March 31, 2003, compared to $22.3 million at March 31, 2002 and $29.8 million at December 31, 2002. This decrease was mainly due to the strong commercial loan growth in the first quarter of 2003. The Bank had several securities, totaling $5.2 million, called during the first quarter of 2003, and, rather than reinvesting these funds, the Bank used the funds to promote loan growth. Unrealized gains/(losses) on securities amounted to $223,065 at March 31, 2003, and ($553,243) and $347,531 at March 31, 2002 and December 31, 2002, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. At March 31, 2003, Crescent Bank had no federal funds sold, compared to $2.3 million at March 31, 2002 and $2.8 million at December 31, 2002. Also included in investment securities are equity securities, consisting of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $1.5 million and shares held in The Bankers Bank in the amount of $165,975 at March 31, 2003.

Total Commercial Deposits

Crescent Bank’s commercial deposits totaled $290.5 million, $234.6 million and $287.0 million at March 31, 2003, March 31, 2002 and December 31, 2002, respectively, representing an increase of 1% over the three-month period ended March 31, 2003. Commercial deposits averaged $263.6 million during the three-month period ended March 31, 2003, $206.5 million during the three-month period ended March 31, 2002 and $233.9 million during the twelve-month period ended December 31, 2002. The growth in the Bank’s deposits has slowed significantly in 2003 due to the competitive pricing in the Bank’s market area. Interest-bearing deposits represented 75% of total deposits at March 31, 2003, compared to 77% at March 31, 2002 and 80% at December 31, 2002. Certificates of deposit comprised 54% of total interest-bearing deposits for March 31, 2003, compared to 69% at March 31, 2002 and 81% at December 31, 2002. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates and increases in interest rates, generally. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had $6.2 million of brokered deposits as of March 31, 2003, compared to none and $6.5 million at March 31, 2002 and December 31, 2002, respectively.

Financial Condition of Our Mortgage Banking Business

Average Mortgage Loans Held for Sale

During the first three months of 2003, average mortgage loans held for sale amounted to $227.2 million and constituted 50% of average consolidated earning assets, and 42% of average consolidated total assets. Average mortgage loans held for sale during the first three months of 2002 of $224.5 million constituted 59% of average consolidated interest-earning assets and 54% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2002 of $214.5 million constituted 54% of average consolidated interest-earning assets and 48% of average consolidated total assets. Average mortgage loans held for sale have remained at approximately the same level during 2002 and the first quarter of 2003. As a percentage of average consolidated earning assets and average consolidated total assets, average mortgage loans held for sale has decreased in the first three months of 2003 due to the growth in the Bank’s commercial banking loan portfolio. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

We carry our mortgage loans held for sale at the lower of aggregate cost or market price, and therefore we do not maintain a reserve for mortgage loans held for sale. We do have default and foreclosure risk during the short-term holding period from origination to the sale of the mortgages held for sale, which is inherent to the residential mortgage industry. These risks are small historically. We are at risk for mortgage loan defaults from the time we fund a loan until the time that loan is sold or securitized into a mortgage-backed security, which is generally 15 days after funding. When we sell a loan, we typically make representations and warranties to the purchasers and insurers that we have properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. We rely on our underwriting department to ensure compliance with individual investor standards prior to the sale of loans, and we rely on our quality control department to randomly test loans that we have sold. Purchasers of our loans typically conduct their own review of the loans, and we may be liable for unpaid principal and interest on defaulted loans if we have breached our representations and warranties.

In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly make representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we consider this practice to be customary and routine. At March 31, 2003, we had approximately $4.4 million of mortgage loans for which we had agreed to indemnify the purchaser in the event of any breaches of our representations and warranties, compared to $2.0 million as of December 31, 2002 and $2.5 million as of March 31, 2002. In the event that the purchaser of these loans experiences any losses with respect to the loans, we would be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. Although we regularly face potential indemnification and repurchase obligations with respect to mortgage loans that we have sold, we have not historically incurred any indemnification losses or been required to repurchase any loans. As a result, we do not maintain a reserve for this purpose.

Our mortgage banking segment acquires residential mortgage loans from small retail-oriented originators through CMS and the mortgage division of Crescent Bank. Crescent Bank acquires conventional loans in the Southeast United States while CMS acquires conventional and FHA/VA loans in the Northeast, Midatlantic and Midwest United States and FHA/VA loans in the Southeast United States.

Crescent Bank acquires residential mortgage loans from approximately 607 small retail-oriented originators in the Southeast United States through various funding sources, including Crescent Bank’s regular funding sources, a $55 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million repurchase agreement with UBS Warburg Real Estate Securities Inc., a subsidiary of UBS PaineWebber Inc. (“UBS PaineWebber”). CMS acquires residential mortgage loans from approximately 1,286 small retail-oriented originators in the Southeast, Northeast, Midatlantic and Midwest United States through various funding sources, including a $250 million line of credit from UBS PaineWebber, a $40 million line of credit from Colonial Bank, a $75 million repurchase agreement from UBS PaineWebber and a $30 million loan participation agreement with Colonial Bank. Under the repurchase agreements, we sell our mortgage loans and simultaneously assign the related mandatory sale commitments to UBS PaineWebber. The majority of our mortgage loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and private investors after being “warehoused” for 10 to 30 days. We purchase loans that we believe will meet secondary market criteria, such as loans providing for amount limitations and loan-to-value ratios that would qualify for resales to Freddie Mac, Fannie Mae and Ginnie Mae. To the extent that we retain the servicing rights on the mortgage loans that we resell, we collect annual servicing fees while the loan is outstanding. We sell a portion of our retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of our mortgage banking business and its contribution to net income. We currently pay a third party subcontractor to perform servicing functions with respect to loans we sell, but where we retain the servicing.

Total Mortgage Loan Acquisitions and Resales

During the first three months of 2003, we acquired $1.4 billion of mortgage loans, and we sold $1.1 billion of these mortgage loans in the secondary market. At March 31, 2003, we carried $259.9 million of mortgage loans as mortgage loans held for sale on our balance sheet pending the sale of such loans. During the first three months of 2002, we acquired $672.5 million of mortgage loans while we sold in the secondary market $962.8 million of mortgage loans. At March 31, 2002, we carried $194.9 million of mortgage loans as mortgage loans held for sale on our balance sheet pending the sale of such loans.

Servicing Rights

At March 31, 2003, we carried $2.9 million of mortgage servicing rights on our balance sheet, compared to $3.7 million at March 31, 2002 and $2.1 million at December 31, 2002. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $928.1 million at March 31, 2002, $840.9 million at March 31, 2002 and $934.8 million at December 31, 2002. During the first three months of 2003, we sold servicing rights with respect to $1.2 billion of mortgage loans carried on our balance sheet at a cost of $2.9 million for a gain of $13.2 million. During the first three months of 2002, we sold servicing rights with respect to $638.3 million of mortgage loans carried on our balance sheet at a cost of $2.9 million for a gain of $4.6 million.

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

Other Borrowings

Our other borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta, which is priced at the Federal Home Loan Bank of Atlanta daily rate plus 25 basis points. At March 31, 2003, this rate was 2.07%, compared to 1.80% and 2.44% at December 31, 2002 and March 31, 2002, respectively. All mortgage production generated by CMS is funded through warehouse lines of credit from Colonial Bank, priced at one-month LIBOR plus 115 to 155 basis points with a floor of 250 basis points, and UBS PaineWebber, priced at one-month LIBOR plus 100 to 130 basis points. At March 31, 2003, these rates were 3.86% and 2.54%, respectively, compared to 2.74% and 2.70%, and 3.75% and 3.14% at December 31, 2002 and March 31, 2002, respectively. UBS PaineWebber has increased the rate on our borrowings beginning April 8, 2003 to one-month LIBOR plus 200 basis points.

Brokered deposits decreased slightly from $6.5 million at December 31, 2002 to $6.2 million at March 31, 2003. These deposits were used to fund mortgage loans originated by the Bank. The Bank has been able to obtain brokered deposits at a cost of 100 to 150 basis points less than rates on comparable deposits in its local markets. In April 2003, the Bank purchased an additional $7.1 million in brokered deposits with a maturity range of 6 months to 18 months to help fund mortgage loans originated by the Bank.

Capital and Liquidity

Our capital adequacy is measured by risk-based and leverage capital guidelines. Developed by regulatory authorities to establish capital requirements, the risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and requires us to cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital also may be required, depending upon the organization’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised Crescent Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. Crescent Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%.

At March 31, 2003, Crescent Bank’s leverage ratio was 7.25%. On June 19, 2002, we completed a $7.5 million common stock offering contributing approximately $3.5 million of the net proceeds from this offering to Crescent Bank. In January 2003, the Company contributed an additional $3.0 million of cash on hand to Crescent Bank. Currently, the Bank is considering alternative means of increasing the capital of Crescent Bank in order to return to a leverage ratio of 8.00% in satisfaction of the requirements of the Georgia Department. In April 2003, Crescent Bank began transferring certain of the assets related to its mortgage division to CMS in an effort to consolidate the Company’s mortgage operations. As a result of this continuing consolidation, Crescent Bank’s assets have decreased, which management believes will be helpful in the Bank’s effort to return its leverage ratio to 8% as required by the Georgia Department. Although we presently are considering additional means of improving our current capital position, we can give no assurance that we will be able to do so in a timely or cost-effective manner, if at all. In addition, because of our recent restatement of our financial statements, it may be more difficult to attract and obtain additional capital and to sell brokered deposits.

At March 31, 2003, our total consolidated shareholders’ equity was $39.7 million, or 6.98% of total consolidated assets, compared to $18.3 million, or 4.63% of total consolidated assets at March 31, 2002, and $34.9 million, or 6.24% of total consolidated assets, at December 31, 2002. The increase in shareholders’ equity to total asset ratio in the first three months of 2003 was the result of the growth in the Bank’s earnings being greater than its growth in assets. This mainly resulted from the increase in gains on sale of mortgage servicing rights to $13.2 million for the quarter ended March 31, 2003 from $4.6 million for the quarter ended March 31, 2002.

At March 31, 2003, our ratio of total consolidated capital to risk-adjusted assets was 10.64%, 9.91% of which consisted of tangible common shareholders’ equity. We paid no dividends to our shareholders during the first three months of 2003. A quarterly dividend of $.0775 was declared in March 2003 and was paid on May 5, 2003, and a second quarterly dividend of $0.0775 was declared in May 2003 and will be paid on June 2, 2003. As of March 31, 2002, our ratio of total consolidated capital to risk-adjusted assets was 8.75%, 8.09% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2002, total consolidated capital to risk-adjusted assets was 10.65%, 9.99% of which consisted of tangible common shareholders’ equity.

In connection with the completion of the offering and sale of $7.5 million of our common stock on June 19, 2002, the Company contributed $3.5 million in capital to Crescent Bank in June 2002 and another $3.0 million from cash on hand in January 2003. In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. Our borrowings under this line of credit accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, plus 1.0%. Under the terms of the line of credit, we are required to make payments of interest only for 12 months, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. Our line of credit with The Bankers Bank requires Crescent and Crescent Bank to each maintain total risk-based capital and Tier 1 leverage ratios of at least 9.5% and 7.5%, respectively. We were in breach of these covenants as of March 31, 2003. The Bankers Bank waived such non-compliances as of that date, but there is no assurance that future breaches of these covenants will be waived. We currently have borrowed the full amount available under this line of credit. Our line of credit with The Bankers Bank is secured by all of the issued and outstanding shares of the common stock of Crescent Bank. In the event of an uncured default under this line of credit, The Bankers Bank could foreclose upon the common stock of Crescent Bank and deprive the Company of one of its principal sources of income.

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

As of March 31, 2003, we had various sources of liquidity, distinct from our internal equity and operational financing, that were available to us to support our growth and operations. We have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $19.4 million for the three months ended March 31, 2003. We also maintain warehouse lines of credit from UBS PaineWebber and Colonial Bank totaling $290 million, available to fund the origination and holding of our mortgage loan business. In addition, on April 16, 2003, CMS entered into a Loan Participation Sale Agreement with Colonial Bank, which provides CMS with access to an additional $30 million of funds to fund the origination and holding of mortgage loans.

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

•

CMS is required to pay an annual set-up and structuring fee of $2.5 million to be paid at the earliest of (i) the termination of the Amended and Restated Mortgage Loan Purchase Agreement, (ii) the next anniversary of the Amended and Restated Mortgage Loan Purchase Agreement, and (iii) a “fundamental change,” such as a change in control or a material change in CMS’ method of conducting business. The amount of this fee will be reduced by a rebate calculated based on product of LIBOR plus 2.00% per annum and the weighted daily average of mortgage loans sold to UBS PaineWebber.

•

CMS is not allowed to pay any dividends or distributions, other than for its pro rata share of taxes, to the Company, without the prior consent of the UBS PaineWebber.

These new restrictions will adversely affect our liquidity.

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $83.8 million, $90.4 million and $95.9 million during the three month period ended March 31, 2003, the three month period ended March 31, 2002, and the twelve month period ended December 31, 2002, representing 32%, 39% and 41% of average deposits for those periods, respectively. The decrease in average liquid assets during the period was primarily the result of an increase in both Crescent’s average commercial loan portfolio and mortgage loan production partially offset by a decrease in commercial deposits growth. Average net commercial loans have increased approximately $19.5 million while average commercial deposits have decreased approximately $10.8 million during the first quarter of 2003. The increase in commercial loan production in the first quarter of 2003 is due to the low interest rate environment and the growth in Crescent Bank’s market area. The decrease in commercial deposits is due to competitive pricing by the competition in several market areas. Average net commercial banking loans were 78%, 56% and 67% of average deposits during the three month periods ended March 31, 2003 and March 31, 2002, and the twelve month period ended December 31, 2002, respectively. Average deposits were 58%, 65% and 58% of average interest-earning assets during the three month periods ended March 31, 2003 and March 31, 2002, and the twelve month period ended December 31, 2002, respectively.

Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. In addition to the borrowing sources related to the mortgage operations, Crescent Bank also maintains federal funds lines of credit totaling $17.3 million. At March 31, 2003 approximately $4.1 million was drawn on these federal fund lines. We presently believe that Crescent Bank’s liquidity and CMS’ liquidity are under pressure due to the volume of our mortgage and commercial loan production, and, as a result, our mortgage loan production may have to be reduced. In April 2003, we increased our brokered deposits of $6.5 million at December 31, 2002 by $7.1 million to $13.6 million, doing so at rates better than those available in our local markets. However, brokered deposits can be volatile, and if our access to these markets is limited, then our liquidity and ability to support mortgage loan demand will be affected adversely. Also, in April 2003, Crescent Bank, on a temporary basis, began transferring most of its production from the southeast mortgage division within Crescent Bank into CMS. This, together with the $30 million of additional credit available at CMS under the new loan participation agreement with Colonial Bank, has, at least temporarily, improved the liquidity position at Crescent Bank and at CMS. Crescent Bank may have to increase its deposit rates in the future due to competitive pricing in its local markets if Crescent’s liquidity positions remain under pressure. This could adversely affect its net interest margin and net income.

In light of our current capital and liquidity position, and the increased costs of funding mortgage loans held for sale, we may elect to reduce the level of our mortgage production to improve our capital ratios under regulatory guidelines, even if the prevailing interest rate environment and market conditions would permit us to maintain or increase the level of our mortgage production. We may be forced to reduce our mortgage loan production due to regulatory or lender action, restricting our activities because of our capital or liquidity levels, or due to our inability to fund such production by the Bank with deposits, including brokered deposits.

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at March 31, 2003. Approximately 80% of earning assets and 87% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year cumulative time period, was $7.3 million, or 1.3% of total assets.

Interest Rate Sensitivity Gaps
As of March 31, 2003

	Amounts Repricing In

	0-90 Days	91-365 Days	1-5 Years	Over 5 Years

	(millions of dollars)
Interest-earning assets	$331.7	$33.0	$65.7	$28.2
Interest-bearing liabilities	303.4	68.7	55.4	0.0

Interest sensitivity gap	$28.3	$(35.7)	$10.3	$28.2

We were in an asset-sensitive position for the cumulative three-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At March 31, 2003, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At March 31, 2003, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $1.4 billion. Of the mortgage pipeline, we had, as of March 31, 2003, approximately $1.1 billion for which we had interest rate risk. The remaining $300 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of:

•

loans under contract to be placed with a private investor through a best efforts agreement, where the investor purchases the loans from us at the contractual loan rate;

•

loans with floating interest rates which close at the current market rate; and

•

loans where the original fixed interest rate commitment has expired and which will be repriced at the current market rate.

The following table shows our rate sensitive position at December 31, 2002. Approximately 79% of earning assets and 86% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year cumulative time period, was $18.9 million, or 3.4% of total assets.

Interest Rate Sensitivity Gaps
As of December 31, 2002

	Amounts Repricing In

	0-90 Days	91-365 Days	1-5 Years	Over 5 Years

	(millions of dollars)
Interest-earning assets	$372.8	$29.2	$71.1	$32.8
Interest-bearing liabilities	309.0	74.1	60.1	4.8

Interest sensitivity gap	$63.8	$(44.9)	$11.0	$28.0

We were in an asset-sensitive position for the cumulative three-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At December 31, 2002, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

At December 31, 2002, our mortgage pipeline totaled approximately $1.1 billion. Of the mortgage pipeline, we had, as of December 31, 2002, approximately $717 million had interest rate risk. The remaining $344 million of mortgage loans are not subject to interest rate risk.

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

On January 1, 2001, we adopted Financial Accounting Standards Board (FASB) No. 133, “Accounting For Certain Derivative Instruments And Hedging Activities,” and FASB No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities—An Amendment of FASB No. 133,” which we refer to together as “FAS 133.” Under FAS 133, all derivative financial instruments are to be recognized on a company’s balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative instrument as either:

(1)

a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment, called a “fair value” hedge;

(2)

a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability, called a “cash flow” hedge; or

(3)

a free-standing derivative instrument.

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

(1)

interest rate lock commitments;

(2)

mandatory sales commitments; and

(3)

options to deliver mortgage-backed securities.

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

At the date of adoption, we recorded certain transition adjustments as required by FAS 133. The impact of these transition adjustments on net income, net of tax, was approximately $(69,770). The FAS 133 transition adjustment reflects the January 1, 2001 fair value of our free standing derivative instruments of $112,533, net of the related tax effect of $42,763. Subsequent changes in the fair value of the Company’s locked pipeline and mandatory sales commitments resulted in net income of $89,687 for the year ended December 31, 2001, a net loss of $156,198 for the year ended December 31, 2002 and a net loss of $717,609 for the three months ended March 31, 2003, which is reported as a component of gain on sale of mortgage loans held for sale.

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

Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate the fallout. While we may use other hedging techniques other than mandatory and optional delivery, our mortgage division’s secondary marketing policy does not allow speculation. As of March 31, 2003, we had purchase commitment agreements in place, terminating between April and June of 2003, with respect to an aggregate of approximately $835 million to hedge our locked pipeline and mortgage loans held for sale.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates. The economy experienced deflation in 2001 and the Federal Reserve has reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation has remained low in 2002 and the first quarter of 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points and remained flat in the first quarter of 2003.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our shareholders’ equity. With respect to our mortgage banking business, mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and the income from the sale of residential mortgage loans in the secondary market. The value of mortgage servicing rights also are affected by changes in, and expectations of changes in, interest rates and prepayment rates on mortgage loans.

Item 4.

CONTROLS AND PROCEDURES

Within the 90-day period prior to the original filing date of our quarterly report on Form 10-Q for the three month period ended September 30, 2002, we commenced an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. During the course of this evaluation, we discovered calculation errors with respect to our mortgage loans held for sale and our mortgage servicing rights. These errors resulted in our overstatement of gains on sales of mortgage servicing rights in prior periods. We also determined that we had miscalculated gestation income on mortgage loans for the period from the time of delivery of the loans to our third party funding source to the time of the ultimate sale of such loans. These errors were discovered in connection with our review of our controls. Our mortgage software system used to reconcile our mortgage loans held for sale does not provide accounting and other internal control functions. We decided to improve the reporting and disclosure controls and procedures of the mortgage operations of the Bank and CMS, and we decided to acquire additional software.

Since the date of our original evaluation, we have worked to develop and implement changes to our controls and procedures to ensure that similar inconsistencies do not reoccur in the future. As of the date of this filing, we have:

•

hired a Certified Public Accountant as the Company’s Chief Financial Officer;

•

hired a separate Chief Financial Officer for our mortgage operations;

•

expanded our in-house internal audit department to include the internal audit of our mortgage operations, which is overseen by our former Chief Financial Officer;

•

begun reconciling mortgage loans held for sale to funding source data on a daily basis for the Bank and CMS;

•

begun making entries on a loan level basis, not through batch entries; and

•

begun consolidating the Bank’s mortgage operations into those of CMS.

In addition, we presently are working to implement a mortgage subsidiary ledger independent of the mortgage software.

We are manually reconciling all of our loans for proper recordation purposes and to avoid the inconsistencies and errors that previously were discovered. We presently are seeking improved accounting software for our mortgage operations to automate this process.

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

Item 3.

Defaults Upon Senior Securities—Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of Shareholders of the Company was held on May 7, 2003, at which time the following matters were brought before and voted upon by the shareholders:

1)

The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

Name	Term expiring	For	Withhold Authority or Against	Abstentions and Broker Non-Votes

Michael W. Lowe, Class III Director	2006	1,860,210	5,615	0
Janie Whitfield, Class IV Director	2004	1,860,210	5,615	0

Item 5.

Other Information—None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2

Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	Loan Participation Sale Agreement, dated as of April 16, 2003, by and between Crescent Mortgage Services, Inc. and Colonial Bank.

99.1	Section 1350 Certifications.

(b)

Reports on Form 8-K – None

During the three month period ended March 31, 2003, the Company did not file any Current Reports on Form 8-k.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)
Date:	May 14, 2003	/s/ J. DONALD BOGGUS, JR.

J. Donald Boggus, Jr. President and Chief Executive Officer

Date:	May 14, 2003	/s/ LELAND W. BRANTLEY, JR.

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

Date:	May 15, 2003	/s/ J. DONALD BOGGUS, JR.

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

Date:	May 15, 2003	/s/ LELAND W. BRANTLEY, JR.

Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan Participation Sale Agreement, dated as of April 16, 2003, by and between Crescent Mortgage Services, Inc. and Colonial Bank.

99.1	Section 1350 Certifications.