Form 10-Q
period 2003-06-30
CRESCENT BANKING CO
filed 2003-08-14
CIK 883476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 14, 2003, Crescent Banking Company had 2,463,591 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 6,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$38,349,481	$17,607,864
Interest bearing deposits in banks	8,063,070	5,025,937
Federal fund sold	13,821,000	2,824,000
Securities available-for-sale	15,576,858	10,278,727
Securities held-to-maturity, at cost (fair value of $7,032,619 and $10,190,113, respectively)	6,599,523	9,830,727
Restricted equity securities	1,291,175	1,879,875
Mortgage loans held for sale	264,567,414	284,487,210
Loans	241,818,760	200,298,696
Less allowance for loan losses	3,117,098	2,548,110

Loans, net	238,701,662	197,750,586
Premises and equipment, net	7,045,832	7,007,631
Other real estate owned	4,224,074	1,391,399
Mortgage servicing rights	3,181,729	2,084,863
Cash surrender value of life insurance	5,445,741	5,126,833
Deposit intangible	444,765	481,828
Derivative asset, net	322,241	—
Accounts receivable-brokers and escrow agents	10,250,917	8,210,320
Other assets	6,349,740	7,562,322

Total assets	$624,235,222	$561,550,122

Liabilities
Deposits
Noninterest-bearing	$34,261,367	$56,549,579
Interest-bearing	241,956,679	230,449,962

Total deposits	276,218,046	286,999,541
Drafts payable	55,606,641	6,154,386
Accrued interest and other liabilities	22,408,042	15,482,566
Derivative liability, net	—	179,044
Other borrowings	221,538,061	217,845,016

Total liabilities	575,770,790	526,660,553
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,454,219 and 2,433,435 issued, respectively	2,454,219	2,433,435
Capital Surplus	16,623,625	16,307,557
Retained earnings	29,215,222	15,976,149
Treasury stock, 6,668 shares	(36,091)	(36,091)
Accumulated other comprehensive income	207,457	208,519

Total stockholders’ equity	48,464,432	34,889,569

Total liabilities and stockholders’ equity	$624,235,222	$561,550,122

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

Interest income
Interest on loans	$3,522,875	$2,556,564	$6,693,791	$4,884,837
Interest on mortgage loans held for sale	3,400,711	1,759,256	6,205,340	4,657,752
Interest on securities:
Taxable	270,397	382,776	615,794	743,150
Nontaxable	—	3,838	1,279	7,676
Interest on deposits in banks	16,098	9,806	20,806	17,312
Interest on federal funds sold	20,322	9,502	22,993	14,532

	7,230,403	4,721,742	13,560,003	10,325,259
Interest expense
Interest on deposits	1,626,252	1,680,951	3,376,127	3,533,796
Interest on other borrowings	1,905,887	794,121	3,290,661	1,916,139

	3,532,139	2,475,072	6,666,788	5,449,935
Net interest income	3,698,264	2,246,670	6,893,215	4,875,324
Provision for loan losses	283,000	265,000	636,000	435,000

Net interest income after provision for loan losses	3,415,264	1,981,670	6,257,215	4,440,324
Other income
Service charges on deposit accounts	194,388	217,248	370,081	413,351
Mortgage servicing fee income	658,413	482,397	1,303,502	919,394
Gestation fee income	—	556,139	57,302	624,335
Gains on sale of mortgage servicing rights and mortgage loans held for sale	16,961,825	4,783,152	30,311,483	9,747,592
Gains on sale of SBA loans	261,286	143,530	279,361	143,530
Other	163,146	104,343	550,566	247,885

	18,239,058	6,286,809	32,872,295	12,096,086
Other expenses
Salaries and employee benefits	7,863,508	4,175,393	17,389,421	8,306,084
Capitalized loan origination costs	(4,882,425)	(1,938,378)	(8,639,376)	(4,259,635)
Occupancy and equipment expense	346,160	367,932	733,056	755,787
Supplies, postage, and telephone	625,232	447,892	1,164,163	908,313
Advertising	172,628	142,303	291,804	281,250
Insurance expense	60,801	69,822	126,628	132,249
Depreciation and amortization	434,630	445,142	798,556	875,224
Legal and professional	903,129	187,310	1,618,014	551,162
Director fees	65,050	29,725	138,550	91,300
Mortgage subservicing expense	646,202	232,801	1,152,685	665,872
Other operating expenses	757,535	874,963	2,285,374	1,467,890

	6,992,450	5,034,905	17,058,875	9,775,496
Income before income taxes	14,661,872	3,233,574	22,070,635	6,760,914
Applicable income taxes	5,636,880	1,235,349	8,452,214	2,568,571

Net income	9,024,992	1,998,225	13,618,421	4,192,343

Other comprehensive income
Unrealized gains (losses) on securities available for sale arising during period, net of tax	76,072	376,430	(1,097)	132,869

Comprehensive income	$9,101,064	$2,374,655	$13,617,324	$4,325,212

Basic earnings per common share	$3.69	$1.00	$5.58	$2.18
Diluted earnings per common share	$3.52	$0.95	$5.34	$2.08
Cash dividends per common share	$0.0775	$0.0775	$0.0775	$0.1550

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,

	2003	2002

Operating Activities
Net Income	$13,618,421	$4,192,343
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on securities	(555,395)	(647,078)
Amortization of deposit intangible	37,063	37,064
Gains on call of investment securities	(227,110)	—
Gain on sale of other real estate owned	(1,340)	—
Amortization of mortgage servicing rights	264,759	443,200
Provision for loan losses	636,000	435,000
Depreciation	496,732	432,024
Gains on sales of mortgage servicing rights	(28,744,056)	(8,803,226)
Net decrease in mortgage loans held for sale	19,750,163	151,788,062
Acquisition of mortgage servicing rights	(3,028,339)	(9,106,948)
Proceeds from sales of mortgage servicing rights	30,410,770	14,651,598
Income on life insurance policies	(115,908)	(124,516)
Restricted stock awards	330,558	—
(Increase) decrease in interest receivable	58,636	(760,326)
(Increase) decrease in accounts receivable – brokers and escrow agents	(1,520,111)	1,387,231
Increase in drafts payable	49,452,255	4,496,050
Decrease in interest payable	(172,457)	(181,869)
Net other operating activities	7,272,054	1,460,513

Net cash provided by operating activities	87,962,695	159,699,122

Investing Activities
Net increase in interest-bearing deposits in banks	(3,037,133)	(929,943)
Acquisition of securities held-to-maturity	(1,000,000)	(422,138)
Acquisition of securities available-for-sale	(8,284,090)	—
Proceeds from maturities of securities available-for-sale	345,000	500,000
Proceeds from calls of securities available-for-sale	4,155,193	—
Proceeds from calls of securities held-to-maturity	3,497,705	—
Proceeds from maturities and (purchases) of restricted equity securities	588,700	(300,000)
Purchase of life insurance policies	(203,000)	(1,239,000)
Proceeds from sale of other real estate owned	63,090	—
Net increase in federal funds sold	(10,997,000)	(11,443,000)
Net increase in loans	(44,353,106)	(32,473,412)
Purchase of premises and equipment	(534,933)	(971,647)

Net cash used in investing activities	(59,759,574)	(47,279,140)

CRESCENT BANKING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	For the six months ended June 30,

	2003	2002

Financing Activities
Net increase (decrease) in deposits	(10,781,495)	8,165,618
Net increase in other borrowings	3,693,045	(129,371,339)
Proceeds from the issuance of common stock	6,294	7,367,095
Proceeds from the exercise of stock options	—	104,220
Dividends paid	(379,348)	(286,834)

Net cash used in by financing activities	(7,461,504)	(114,021,240)

Net increase in cash and due from banks	20,741,617	(1,601,258)
Cash and due from banks at beginning of year	17,607,864	11,936,985

Cash and due from banks at end of period	$38,349,481	$10,335,727

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	3,211,897	5,631,804
Cash paid during period for taxes	7,688,187	3,328,905
Principal balances of loans transferred to other real estate owned	2,935,663	250,500

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2002 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim periods.

Certain reclassifications have been made to 2002 consolidated financial information to conform to the presentation of 2003 information. Such reclassifications had no effect on previously reported consolidated net income or consolidated shareholders’ equity.

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

The Company has three types of derivative instruments that meet the criteria of a derivative as outlined in FAS 133: (1) interest rate lock commitments, (2) mandatory sales commitments, and (3) options to deliver mortgage-backed securities. The Company matches hedging instruments and hedged items, and documents the risk management objective and strategy for undertaking various hedging transactions. The primary market risk facing the Company is interest rate risk related to its locked pipeline. The locked pipeline is comprised of interest rate lock commitments issued on residential mortgage loans originated for sale. In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company’s locked pipeline, the Company enters into hedging transactions. The locked pipeline is hedged with mandatory sales commitments and options to deliver mortgaged-backed securities that generally correspond with the composition of the locked pipeline. Due to the variability of closings in the locked pipeline, which is driven primarily by interest rates, the Company’s hedging policies require that a percentage of the locked pipeline be hedged with these types of derivative instruments. The Company is generally not exposed to significant losses, nor will it realize significant gains, related to its locked pipeline, due to changes in interest rates, net of gains or losses on associated hedge positions. However, the Company is exposed to the risk that the actual closings in the locked pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the locked pipeline are influenced by many factors, including the composition of the locked pipeline and remaining commitment periods. The Company’s estimated closings are based on the historical data of loan closings as influenced by recent developments.

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

For the six months ended June 30, 2003, the impact on the Company’s derivatives on net income, net of tax was $309,293, compared to the six months ended June 30, 2002 of $(204,898). The $309,293 FAS 133 effect on net income during the six-month period ended June 30, 2003 reflects the change in the fair value of the Company’s freestanding derivatives of $501,285, net of the related tax effect of $191,992.

For the three months ended June 30, 2003, the impact on the Company’s derivatives on net income, net of tax was $752,058 compared to the three months ended June 30, 2002 of $(234,761). The $752,058 FAS 133 effect on net income during the six-month period ended June 30, 2003 reflects the change in the fair value of the Company’s freestanding derivatives of $1,218,895, net of the related tax effect of $466,837.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2003, the Company services on behalf of others mortgage loans with principal balances totaling $928.1 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Six Months Ended June 30, 2003

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per- Share Amount

Basic earnings per share	$13,618,421	2,440,546	$5.58
Effect of dilutive securities stock options	—	111,429
Diluted earnings per share	$13,618,421	2,551,975	$5.34

	Six Months Ended June 30, 2002

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per- Share Amount

Basic earnings per share	$4,192,343	1,921,365	$2.18
Effect of dilutive securities stock options	—	95,623
Diluted earnings per share	$4,192,343	2,016,988	$2.08

	Three Months Ended June 30, 2003

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per- Share Amount

Basic earnings per share	$9,024,992	2,447,426	$3.69
Effect of dilutive securities stock options	—	117,682
Diluted earnings per share	$9,024,992	2,565,108	$3.52

	Three Months Ended June 30, 2002

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per- Share Amount

Basic earnings per share	$1,998,225	1,993,567	$1.00
Effect of dilutive securities stock options	—	117,673
Diluted earnings per share	$1,998,225	2,111,240	$0.95

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: (1) commercial banking, and (2) mortgage banking. The commercial banking segment provides traditional banking services offered through Crescent Bank & Trust Company, the Company’s wholly-owned commercial banking subsidiary (the “Bank”). The mortgage banking segment provides mortgage loan origination and servicing offered through Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”), and through the Bank’s mortgage division. The Bank’s mortgage division’s origination of mortgage loans for sale operations are being moved to Crescent Mortgage Services.

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

	For the Six Months Ended June 30, 2003

	Commercial Banking	Mortgage Banking	All Other(1)	Total

Interest Income	$7,354,663	$6,205,340	—	$13,560,003
Interest Expense	$2,854,199	$3,668,914	$143,675	$6,666,788

Net Interest income	$4,500,464	$2,536,426	$(143,675)	$6,893,215
Provision for loan losses	$636,000	—	—	$636,000
Other income	$1,097,490	$31,773,427	$1,378	$32,872,295
Other expenses	$3,303,003	$13,182,032	$573,840	$17,058,875
Segment pre-tax earnings/(loss)	$1,658,951	$21,127,821	$(716,137)	$22,070,635
Segment assets	$313,127,592	$311,107,630		$624,235,222

	For the Six Months Ended June 30, 2002

	Commercial Banking	Mortgage Banking	All Other(1)	Total

Interest Income	$5,667,507	$4,657,752	—	$10,325,259
Interest Expense	$2,030,547	$3,419,388	—	$5,449,935

Net Interest income	$3,636,960	$1,238,364	—	$4,875,324
Provision for loan losses	$435,000	—	—	$435,000
Other income	$739,105	$11,356,981	—	$12,096,086
Other expenses	$2,612,296	$6,691,975	$282,230	$9,775,496
Segment pre-tax earnings/(loss)	$1,328,769	$5,903,370	$(282,230)	$6,760,914
Segment assets	$206,096,540	$171,444,491		$377,541,031

	For the Three Months Ended June 30, 2003

	Commercial Banking	Mortgage Banking	All Other(1)	Total

Interest Income	$3,829,691	$3,400,712	—	$7,230,403
Interest Expense	$1,530,593	$1,929,588	$71,958	$3,532,139

Net Interest income	$2,299,098	$1,471,124	$(71,958)	$3,698,264
Provision for loan losses	$283,000	—	—	$283,000
Other income	$549,389	$17,688,291	$1,378	$18,239,058
Other expenses	$1,888,646	$4,912,782	$191,022	$6,992,450
Segment pre-tax earnings/(loss)	$676,841	$14,246,633	$(261,602)	$14,661,872

	For the Three Months Ended June 30, 2002

	Commercial Banking	Mortgage Banking	All Other(1)	Total

Interest Income	$2,962,486	$1,759,256	—	$4,721,742
Interest Expense	$1,002,759	$1,472,313	—	$2,475,072

Net Interest income	$1,959,727	$286,943	—	$2,246,670
Provision for loan losses	$265,000	—	—	$265,000
Other income	$427,705	$5,859,104	—	$6,286,809
Other expenses	$1,352,387	$3,406,074	$276,444	$5,034,905
Segment pre-tax earnings/(loss)	$770,045	$2,739,973	$(276,444)	$3,233,574

(1)	“All Other” primarily consists of Holding Company activity.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local regional national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;

•	the risks of mergers, acquisitions and sales, including, without limitation, the related costs, including integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products – especially those that result in increased costs to us or less benefits to us than we had expected;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events; and

•	other factors and risks described in any of our subsequent reports that we make with the Commission under the Exchange Act.

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

Allowance for Loan Losses

The establishment of our allowance for loan losses related to our commercial banking loans is based upon our assessments of information available to us at the time of determination, and is based upon a number of factors, including our historical experience, economic conditions and issues with respect to individual borrowers. These all involve estimates and judgments that are subject to change. Furthermore, due to our determination and experience that mortgage loans originated for resale have little default risk to us during the limited period between origination and sale and are carried at the lower of cost or market, we do not maintain an allowance related to such mortgage loans. If for any reason we were unable to sell such mortgage loans promptly, then we would have to consider increasing the allowance for loan losses.

Mortgage Servicing Rights

Mortgage servicing rights represent the relative fair value of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At June 30, 2003, based on our third party analysis no valuation allowance was required for our mortgage servicing rights.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through Crescent Bank and external mortgage loan warehouse lines of credit. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits, and our ability to “match” our liabilities to fund our assets.

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

We have experienced significant changes in market interest rates, with the resulting historically low rates causing corresponding significant increases in our mortgage production and revenues during the first six months of 2003, as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Interest Income

We had total interest income of $7.2 million and $13.6 million for the three and six months ended June 30, 2003, compared to $4.7 million and $10.3 million for the three and six months ended June 30, 2002. The 53% increase for the three months ended June 30, 2003 over the three months ended June 30, 2002 and the 31% increase for the six months ended June 30, 2003 over the six months ended June 30, 2002 are attributable to an increase in interest-earning assets, in particular, average commercial banking loans and average mortgage loans held for sale. Average interest-earning assets totaled $490.6 million at June 30, 2003, compared to $357.1 million at June 30, 2002. Of the $133.5 million increase in average interest-earning assets, $81.7 million was from an increase in average commercial banking loans and $50.5 million was from an increase in average mortgage loans held for sale. The Bank’s yield on earning assets decreased slightly from 5.83% at June 30, 2002 to 5.57% at June 30, 2003. This decrease in our yield on earning assets in the second half of 2002 and in 2003 is mainly attributable to the reduction in the prime rate of 75 basis points during that same period and lower mortgage interest rates in 2003.

Interest Expense

Our total interest expense for the three months ended June 30, 2003 amounted to $3.5 million, compared to $2.5 million for the three months ended June 30, 2002. Our total interest expense for the six months ended June 30, 2003 amounted to $6.7 million compared to $5.4 million for the six months ended June 30, 2002. The increase in interest expense for the three months and six months ended June 30, 2003 compared to the same periods in 2002 resulted from an increase in our interest-bearing liabilities and a 54 basis point increase in 2003 in the costs of our primary mortgage warehouse facilities, partially offset by a decrease in our cost of funds, particularly our cost of deposits. Our interest-bearing liabilities averaged $432.7 for the six months ended June 30, 2003, compared to $321.3 million for the six months ended June 30, 2002. The increase in interest expense from the increase in average interest-bearing liabilities was partially offset by a decrease in our cost of funds from 3.42% for the six months ended June 30, 2002 to 3.11% for the six months ended June 30, 2003. In particular, the Bank’s cost of deposits decreased from 3.99% for the six months ended June 30, 2002 to 3.11% for the six months ended June 30, 2003. The Bank decreased interest rates on interest-bearing deposits between 100 and 150 basis points in the fourth quarter of 2002 and in the first half of 2003 due to the low interest rate environment and in correlation with the drop in the prime rate by 75 basis points in that same time period. In the three month periods ended June 30, 2003 and June 30, 2002, interest expense accounted for 34% and 32% of total expenses, respectively. In the six month periods ended June 30, 2003 and June 30, 2002, interest expense accounted for 27% and 35% of total expenses, respectively. The decrease in the percentage of interest expense for the six months ended June 30, 2003 and 2002 resulted from the net decrease in the Bank’s cost of funds and the growth of other operating expenses, principally incurred to support our mortgage banking growth. The increase in the percentage of interest expense for the three months ended June 30, 2003 compared to the same period in 2002 resulted from the increase in the amount of mortgage banking costs netted against mortgage banking loan origination fees. The costs that are netted against fees are reported as a reduction of other operating expenses. The increase was mainly attributable to the increase in mortgage production in the second quarter of 2003.

Net Interest Income

Our net interest income for the six months ended June 30, 2003 was $6.9 million, and our net interest margin was 2.83%. We had a net interest spread of 2.47% for the six months ended June 30, 2003. Net interest income, net interest margin and interest spread for the six months ended June 30, 2002 were $4.9 million, 2.75% and 2.41%, respectively. Our net interest income, net interest margin and interest spread for the quarter ended June 30, 2003 were $3.7 million, 2.84% and 2.39%, compared to $2.2 million, 2.68% and 2.34%, for the quarter ended June 30, 2002. There were two main factors contributing to the increase in the Bank’s net interest income, net interest margin and net interest spread in 2003. One factor was the higher level of average commercial banking loans in 2003. Average commercial banking loans increased $81.7 million, or 60%, from $137.8 million for the six months ended June 30, 2002 to $219.6 million for the six months ended June 30, 2003. With this loan growth, the Bank’s loan to deposit ratio increased from 68% at June 30, 2002 to 87% at June 30, 2003. The other contributing factor was the decline in the Bank’s cost of funds of 31 basis points from 3.42% for the six months ended June 30, 2002 to 3.11% for the six months ended June 30, 2003 while the Bank’s yield on earning assets decreased only 26 basis points from 5.83% for the six months ended June 30, 2002 to 5.57% for the six months ended June 30, 2003. In particular, the cost of the Bank’s time deposits declined 101 basis points from the six months ended June 30, 2002 to the six months ended June 30, 2003 as maturing time deposits repriced at lower interest rates.

Loan Loss Provision

For the three months and six months ended June 30, 2003, we made a provision to the allowance for loan losses of $283,000 and $636,000, respectively, and incurred net charge-offs of $38,808 and $67,012, respectively, of commercial banking loans. For the three and six months ended June 30, 2002, we made a provision to the allowance for loan losses of $265,000 and $435,000, respectively, and incurred net charge-offs of $50,678 and $54,740, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding during the year were 0.060% (annualized) for the six months ended June 30, 2003, 0.15% for the year ended December 31, 2002 and 0.08% (annualized) for the six months ended June 30, 2002. The Bank’s charge-offs in the first six months of 2003 mainly consisted of one commercial loan charge-off of $54,677 and various installment and other consumer loans, while the charge-offs in 2002 were largely related to various installment and other consumer loans. In the first quarter of 2003, the Bank also had a recovery of $46,621 related to a commercial loan charged-off in 2002. The increases in the amount of the provision for loan losses for the three and six months ended June 30, 2003 from the three and six months ended June 30, 2003 mainly related to the increases in the loan portfolio. Our commercial loan portfolio increased approximately $41.5 million during the first six months of 2003 while it increased approximately $32.5 million during the first six months of 2002. As a result of this growth in our commercial loan portfolio, we adjusted our allowance for loan losses to account for our historical experience with various borrowers. The allowance for loan losses as a percentage of total commercial banking loans was 1.29%, 1.27% and 1.27% at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

Other Income

Our other income was $18.2 million and $32.9 million for the three and six months ended June 30, 2003 compared to $6.3 million and $12.1 million for the three and six months ended June 30, 2002. The increase in other income for both the three month and six month periods was related to the increase of gains on the sale of mortgage loans held for sale and mortgage servicing rights and other mortgage related fees we realized in 2003. Our mortgage banking business’ other income was $17.7 million and $31.8 million for the three and six months ended June 30, 2003 compared to $5.9 million and $11.4 million for the three and six months ended June 30, 2002. See further discussion as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Other Expenses

Our other expenses were $7.0 million and $17.1 million in the three and six months ended June 30, 2003 compared to $5.0 million and $9.8 million in the three and six months ended June 30, 2002. The increase in other expenses was related to the increase in volume of our mortgage operations. We closed approximately $3.1 billion of mortgage loans in the first six months of 2003, compared to $1.6 billion in the first six months of 2002. Our mortgage banking business’ other expense was $4.9 million and $13.2 million for the three and six months ended June 30, 2003 compared to $3.4 million and $6.7 million for the three and six months ended June 30, 2002. See further discussion below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Net Income

Our net income for the three and six months ended June 30, 2003 was $9.0 million and $13.6 million. For the same periods ended June 30, 2002, net income was $2.0 million and $4.2 million. Basic and diluted earnings per share were $3.69 and $3.52 for the three months ended June 30, 2003 and $5.58 and $5.34 for the six months ended June 30, 2003. For the three months ended June 30, 2002, basic and diluted earnings per share were $1.00 and $0.95 and for the six months ended June 30, 2002 were $2.18 and $2.08. The increase in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage loans held for sale and mortgage servicing rights. Pretax net income from mortgage operations was $14.2 million and $21.1 million for the three and six months ended June 30, 2003 compared to $2.7 million and $5.9 million for the three and six months ended June 30, 2002. See below under “—Results of Operations—Results of Our Mortgage Banking Business.” Income tax as a percentage of pretax net income was approximately 38% for the three and six months ended June 30, 2003 and 2002.

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking was up 27% to $3.8 million for the three months ended June 30, 2003 from $3.0 million for the three months ended June 30, 2002. Our interest income related to commercial banking was up 30% to $7.4 million for the six months ended June 30, 2003, from $5.7 million for the six months ended June 30, 2002 This increase in interest income from 2002 to 2003 was the result of a higher volume of average commercial banking loans. Average commercial banking loans increased $85.9 million, or 59% for the quarter and $81.8 million, or 59%, year-to date, over the same periods for 2002. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of Crescent Bank’s operations in the last year in each of Bartow, Cherokee, and Forsyth Counties, Georgia. The increase in interest income from the growth of commercial banking loans was partially offset by a decline in yield from the commercial banking interest-earning assets. The average yield for the second quarter of 2003 was 5.77% compared with 6.94% for the same period in 2002. For the six months ended June 30, 2003 the average yield was 6.03% compared to 7.02% for the same period in 2002. This decline in yield was the result of repricing interest-earning assets as rates declined in 2002 and 2003.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended June 30, 2003 amounted to $1.5 million, compared to $1.0 million for the three months ended June 30, 2002. Our interest expense related to the commercial banking business for the six months ended June 30, 2003 amounted to $2.9 million, compared to $2.0 million for the six months ended June 30, 2002. The interest expense for these periods is net of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the commercial bank. The intercompany interest charged decreased significantly from $0.8 million for the second quarter in 2002 to $0.1 million for the second quarter in 2003 and from $1.7 million for the first six months of 2002 to $0.5 million for the first six months in 2003. This decrease was due to the Bank transferring its loan production from its mortgage division into CMS, beginning in April 2003. Interest expense related to commercial banking deposits was $1.6 million and $3.4 million for the three months and six months ended June 30, 2003, respectively, compared to $1.8 million and $3.7 million for the three and six months ended June 30, 2002. Average interest-bearing deposits increased $48.2 million, or 27%, from $179.1 million for the three months ended June 30, 2002 to $227.3 million for the three months ended June 30, 2003. Average interest-bearing deposits increased $47.2 million, or 26%, from $178.5 million for the six months ended June 30, 2002 to $225.7 million for the six months ended June 30, 2003. The increase in interest-bearing deposits was mainly attributable to a CD promotion that the Bank had during the last two quarters of 2002. The decrease in interest expense from commercial banking deposits from 2002 to 2003 resulted principally from the repricing of deposits in the low interest rate environment, partially offset by a higher volume of interest-bearing deposits. The cost of funds from commercial banking deposits declined from 3.77% and 3.99% for the three and six months ended June 30, 2002 to 2.87% and 3.02% for the three and six months ended June 30, 2003. The decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined from 4.67% for the six months ended June 30, 2002 to 3.66% for the six months ended June 30, 2003. In both the second quarter of 2003 and 2002, interest expense accounted for 41% and 38%, respectively, of our total commercial banking business expenses. In the first six months of 2003 and 2002, interest expense accounted for 42% and 40% of our total commercial banking business expenses, respectively. The increase in the percentage of interest expense as a percentage of total expenses for both the three and six months ended June 30, 2003 compared to the same period in 2002 resulted from the decrease in the intercompany interest for the commercial banking segment of $0.7 million for the three months ended June 30, 2003, and $1.2 million for the six months ended June 30, 2003. The intercompany interest decreased due to the Bank transferring its loan production from its mortgage division to CMS beginning in April 2003. This intercompany interest is recorded as a reduction of interest expense for the commercial banking segment.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2003 were $2.3 million, 3.26%, 2.90% and $4.5 million, 3.26%, 3.02%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2002 were $1.2 million, 2.70%, 2.89% and $2.0 million, 2.44%, 2.85%, respectively. These calculations of the net interest income, net interest margin and the net interest spread do not include the effects of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the commercial banking business. If the effects of intercompany interest were included in the calculation, net interest income would be $2.3 million and $2.0 million for the three months ended June 30, 2003 and June 30, 2002 and $4.5 million and $3.6 million for the six months ended June 30, 2003 and June 30, 2002. The increase in 2003 in net interest income, net interest margin and the interest spread for commercial banking was mainly due to two factors. The first factor was a higher level of average commercial banking loans, which increased 59% during both the three and six month periods ended June 30, 2003 from the same periods in 2002. With this loan growth, the Bank’s loan to deposit ratio increased from 68% at June 30, 2002 to 87% at June 30, 2003. The second factor was the decrease in the Bank’s cost of funds for deposits, in particular, time deposits, offset by the increase in interest-bearing time deposits as a percentage of total deposits from 80.3% at June 30, 2002 to 87.6% at June 30, 2003. The cost of funds from commercial banking deposits declined 90 and 97 basis points, respectively, during the three and six month periods ended June 30, 2003 from the same periods in 2002. The decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined 112 basis points from 2002 to 2003 due to the low interest rate environment.

Other Income

Our other income related to our commercial banking business was $549,389 and $1.1 million in the three and six months ended June 30, 2003 compared to $427,705 and $739,105 in the three and six months ended June 30, 2002. One contributor to the increases in other income was the increase in income from the Bank’s SBA department of approximately $136,000. The Bank’s SBA department experienced an increase in SBA loans closed and sold in 2003 due to the Bank’s recent opening of its SBA office in the second quarter of 2002. The Bank also incurred gains on calls of investment securities of $227,109 in the first half of 2003 compared none in 2002. Of the $227,109 in gains on calls of investment securities, only $11,703 occurred in the second quarter of 2003. Other income related to our commercial banking business was 13% of total revenues in both the three and six months ended June 30, 2003 compared to 13% and 12% in the three and six months ended June 30, 2002.

Other Expenses

Our other expenses related to our commercial banking business were $1.9 million and $3.3 million in the three and six months ended June 30, 2003 compared to $1.4 million and $2.6 million in the three and six months ended June 30, 2002. The increase in other expenses in 2003 from 2002 was attributable to an increase in salaries and benefits of approximately $440,000, in overhead costs of approximately $125,000, consisting primarily of supply expenses, telephone expenses, postage expenses, and in occupancy and equipment expenses and other operating expenses of approximately $199,000, including filing and recording fees, business occupancy taxes, and charitable donations. Salaries and other payroll expenses increased approximately $440,000 in the first six months of 2003 due to our addition of eleven new employees to our commercial banking staff in 2002 and 2003 and due to regular annual raises and increases in year-end bonuses. The Bank has also seen an increase of approximately $76,000 in its cost for its executive life insurance benefit plan in 2003 from 2002. This increase in costs was mainly due to the growth in the size of the benefit plan and the addition of 3 new employees. The Bank made an adjustment to the benefit liability in April 2003 of approximately $127,000 based on new projections for the benefit plan. The increase in overhead costs and other operating expenses in the first half of 2003 were mainly attributable to the Bank’s overall growth in asset size, revenues and number of customers, and to the Cartersville branch moving from a rented space into a new office in June 2002.

The increases in other expenses were offset by an increase in the amount of commercial banking costs netted against commercial banking loan origination fees. Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. At June 30, 2003, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $1,277,154, compared to $967,861 at June 30, 2002. The increase in loan fees was the result of the growth in the Bank’s commercial banking loan portfolio.

Pretax Net Income

For the three and six months ended June 30, 2003, our commercial banking pre-tax income was $676,841 and $1.7 million, respectively. This compares to a pre-tax income of $770,045 and $1.3 million for the three and six months ending June 30, 2002. Pretax income for the second quarter of 2003 decreased in comparison to the second quarter of 2002 by $93,204 or 12%, primarily due to the increase in other noninterest expenses. Pretax income for the six months ended June 30, 2003 increased in comparison to the same period in 2002 by $330,182 or 25%. See further discussion above under “—Results of Operations—Results of Our Commercial Banking Business.”

Results of Our Mortgage Banking Business

We experienced significant changes in mortgage loan production in 2002 and the first six months of 2003 that were directly related to changes in interest rates that took place in late 2002 and 2003. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points, and during 2002, it reduced interest rates another 50 basis points and further reduced rates another 25 basis points in the second quarter of 2003. This reduction in interest rates and the slowdown in the economy has caused mortgage rates to fall to historical lows. We closed $3.1 billion of mortgage loans during the first six months of 2003, compared to $1.6 billion in the first six months of 2002. We closed $1.7 billion of mortgage loans during the second quarter of 2003 compared to $0.7 billion during the second quarter of 2002. However, the market has experienced a significant increase in mortgage rates over the past month. The rate on the 30 year fixed rate mortgage has increased approximately 100 basis points and we have seen our mortgage pipeline decrease from $1.2 billion at June 30, 2003 to $993 million at July 31, 2003. Production levels in the third and fourth quarter should decrease from the levels in the second quarter and could reduce net income in the future.

Interest Income

Our interest income from mortgage banking was $6.2 million for the six months ended June 30, 2003, compared to $4.7 million for the six months ended June 30, 2002. Our interest income from mortgage banking was $3.4 million for the three months ended June 30, 2003, compared to $1.8 million for the three months ended June 30, 2002. Mortgage loans held for sale averaged $244.8 million for the six months ended June 30, 2003 with a yield of 5.11%, compared to $194.6 million for the six months ended June 30, 2002 with a yield of 5.26%. The increase in interest income in 2003 was the result of an increase in average mortgage loans held for sale of $50.2 million partially offset by a decrease in the yield on mortgage loans held for sale of 15 basis points. The decline in yield was the result of the declining interest rate environment in 2002 and 2003.

Interest Expense

Our interest expense related to mortgage banking was $3.7 million for the six months ended June 30, 2003 compared to $3.4 million for the six months ended June 30, 2002. Our interest expense related to mortgage banking was $1.9 million for the three months ended June 30, 2003 compared to $1.5 million for the three months ended June 30, 2002. The interest expense noted above includes the intercompany interest charged to the mortgage division for the use of funds from the commercial banking business. The mortgage division within the Bank uses the Bank’s commercial deposits to fund some of its mortgage production. The intercompany interest charged decreased significantly from $0.8 million for second quarter in 2002 to $0.1 million for the second quarter in 2003 and from $1.7 million for the first six months of 2002 to $0.5 million for the first six months in 2003. This decrease was due to the Bank transferring its production from the mortgage division into CMS beginning in April 2003. Interest expense related to the mortgage warehouse lines and other borrowings related to the mortgage business was $3.2 million for the six months ended June 30, 2003 and $1.7 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, interest expense related to the mortgage warehouse lines and other borrowings was $1.8 million compared to $0.7 million for the three months ended June 30, 2002. The increase in interest expense related to mortgage borrowings was due to the increase in average borrowings of $63.3 million and an increase in the cost of the borrowings of 58 basis points. Average borrowings for the mortgage banking business increased $63.3 million, or 47%, from $136.7 million for the six months ended June 30, 2002 to $200.0 million for the six months ended June 30, 2003. The increase in borrowings was due to the increase in mortgage loan production from $1.6 billion for the first six months of 2002 to $3.1 billion for the first six months of 2003. The cost of funds from mortgage borrowings increased from 2.59% for the six months ended June 30, 2002 to 3.17% for the six months ended June 30, 2003. The increase in cost of funds from the mortgage borrowings was mainly due to an increase in the rate on one of CMS’ lines of credit from LIBOR plus 100 to 130 basis points to LIBOR plus 200 basis points when the line of credit was renegotiated in the first quarter of 2003. In the first six months of each of 2003 and 2002, mortgage banking interest expense accounted for 22% and 34% of total expenses, respectively. In the second quarters of each of 2003 and 2002, mortgage banking interest expense accounted for 28% and 30% of total expenses, respectively. The decrease in the percentage of interest expense in the most recent quarter resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

Net Interest Income

Our net interest income from our mortgage banking operations for the first six months of 2003 was $3.1 million, compared to $2.9 million for the first six months of 2002. Our net interest margin from our mortgage banking operations was 2.53% for the first six months of 2003, compared to 3.28% for the first six months of 2002. These calculations of the net interest income and net interest margin do not include the effects of the intercompany interest charged to the mortgage division for the use of funds from the commercial banking business. The mortgage division within the Bank uses the Bank’s commercial deposits to fund some of its mortgage production. If the effects of the intercompany interest were included in the calculation, net interest income and the net interest margin would be $2.5 million and 2.09% for the six months ended June 30, 2003 and $1.2 million and 1.40% for the six months ended June 30, 2002.

Our net interest income from our mortgage banking operations for the second quarter of 2003 was $1.6 million, compared to $1.1 million for the second quarter of 2002. Our net interest margin from our mortgage banking operations was 2.40% for the second quarter of 2003, compared to 3.28% for the second quarter of 2002. These calculations of the net interest income and net interest margin do not include the effects of the intercompany interest charged to the mortgage division for the use of funds from the commercial banking business. If the effects of the intercompany interest were included in the calculation, net interest income and the net interest margin would be $1.5 million and 2.25% for the second quarter of 2003 and $287,000 and 0.86% for the second quarter of 2002.

The intercompany interest charged decreased significantly from $0.8 million during the second quarter of 2002 to $0.1 million during the second quarter of 2003 and from $1.7 million during the first six months of 2002 to $0.5 million during the first six months in 2003. During April of 2003, our mortgage operations began to fund all of its mortgage production utilizing the warehouse lines of credit through CMS. Therefore, during the second quarter 2003, the intercompany interest charge to the mortgage division declined significantly. The decrease in net interest margin for both the three months and six months (calculated without intercompany interest) is mainly due to the increase of 58 basis points in the cost of borrowings and due to a decrease of 15 basis points in the yield that we realized on mortgage loans held for sale. See discussion of “Interest Income” and “Interest Expense” above for details.

Other Income

We had other income from our mortgage banking business of $31.8 million in the first six months of 2003, compared to $11.4 million in the first six months of 2002. The increase in other income from 2002 to 2003 was primarily due to an increase in the level of mortgage production and an increase in the level of mortgage loans held for sale and mortgage servicing rights sold. We closed $3.1 billion of mortgage loans in the first half of 2003, compared to $1.6 billion in the first half of 2002, an increase of 94%. This increase in production was due to the declining interest rate environment. During the first six months of 2003, we sold servicing rights with respect to $2.8 billion of mortgage loans for a gain of $28.7 million, or a spread on the sale of servicing of 1.03%. This compares to the first six months of 2002 during which we sold servicing rights with respect to $1.2 billion of mortgage loans for a gain of $8.8 million, or a spread on the sale of servicing of 0.73%. The spread on the sale of servicing rights in the first six months of 2003 increased significantly from the first six months of 2002. This is indicative of the lower cost to originate servicing rights due to the production consisting primarily of borrowers refinancing their existing mortgage loans and improved market pricing. We presently intend to sell a portion of the servicing rights retained during 2003, although there can be no assurance as to the volume of our loan origination or that any gain will be recognized on such sales. Mortgage loan servicing fees increased from $919,394 in the first six months of 2002 to $1.3 million in the first six months of 2003. This increase was due an increase in the average mortgage service rights being held in the first six months of 2003 compared to the first six months of 2002.

Other income from our mortgage banking business was $17.7 million in the second quarter of 2003 compared to $5.9 million in the second quarter of 2002. The increase in other income in the second quarter of 2003 from the second quarter of 2002 was also related to the increase of gains on the sale of mortgage loans held for sale and mortgage servicing rights. During the second quarter of 2003, we sold servicing rights with respect to $1.6 billion of mortgage loans for a gain of $15.6 million, or a spread on the sale of servicing of 0.98%. This compares to the second quarter of 2002 in which we sold servicing rights with respect to $594.0 million of mortgage loans for a gain of $4.2 million, or a spread on the sale of servicing of 0.71%.

Gestation fee income is generated from our sale of mortgage loans to securities brokers pursuant to a repurchase agreement. Under the agreement, we sell mortgage loans and simultaneously assign the related mandatory sales commitments to a securities broker. We continue to receive fee income from the securities broker until the loan is delivered into the mandatory sales commitment. Alternatively, we sell loans on an individual basis and subsequently pair off the mandatory sales commitment by purchasing loans from other originators for delivery against the mandatory sales commitments. In this case, we do not receive any gestation fee income, which is income derived from the spread between the fee we received on the mortgage loan and the fee charged by the security broker during the holding, or “gestation,” period prior to our sale of the loan. In the first half of 2003, our gestation fee income was $57,302 compared to $624,335 in the first half of 2002. The decrease in 2003 was due primarily to the Bank selling less mortgage loans to securities brokers under these repurchase agreements and lower rates, and, therefore, generating less gestation fee income in 2003 than in 2002.

Other Operating Expenses

Our other mortgage banking expenses increased by approximately $6.5 million from $6.7 million in the first six months of 2002 to $13.2 million in the first six months of 2003. The mortgage banking division reached historical highs in mortgage production in the first six months of 2003. We closed $3.1 billion of mortgage loans during the first six months of 2003, compared to $1.6 billion in the first six months of 2002. The increase in other operating expenses was mainly related to the increase in production of the mortgage operation due to the fact that our mortgage banking expenses tend to vary with production. Our salaries and benefits totaled $14.6 million for the first six months of 2003, compared to $6.3 million in the first six months of 2002. When we commenced our mortgage banking business in 1993, we entered into employment agreements with Mr. Robert C. KenKnight, the President of our mortgage business, and thereafter with Mr. Michael P. Leddy, an Executive Vice President of our mortgage business, to ensure that we would have their services on a long-term basis. Under these employment agreements, Messrs. KenKnight and Leddy earn incentives based upon the pretax net income of our mortgage operations and changes in the net appraised value of our mortgage servicing portfolio. As a result of our record mortgage loan production, their compensation increased significantly in the first half of 2003. In addition, we paid $456,550 to Mr. KenKnight in the first quarter of 2003 pursuant to an agreement that we reached with him regarding incentive compensation from prior periods. Mortgage subservicing expenses increased approximately $487,000 from approximately $666,000 for the six months ended June 30, 2002 to approximately $1,153,000 for the six months ended June 30, 2003. Legal and professional fees increased approximately $605,000 to approximately $1,210,000 for the six months ended June 30, 2003 from approximately $605,000 for the six months ended June 30, 2002. These increases are directly related to the increase in mortgage production restructuring of lending arrangements, the movement of mortgage production from the Bank to CMS, and general reviews of, and improvements to the structure and operations of our mortgage business following our restatements of our 2001 and 2002 financial statements.

Other mortgage banking expenses increased by approximately $1.5 million, from $3.4 million in the second quarter of 2002 to $4.9 million in the second quarter of 2003. We closed $1.7 billion of mortgage loans during the second quarter of 2003 compared to $0.7 billion during the second quarter of 2002. The increase in other operating expenses was mainly related to the increase in production of the mortgage operation due to the fact that our mortgage banking expenses vary with mortgage production. Our salaries and benefits totaled $6.5 million for the three months ended June 30, 2003, compared to $3.1 million for the three months ended June 30, 2002. As stated above, as a result of our record mortgage loan production, salaries and benefits increased significantly from prior year.

Capitalized loan costs are reported as a reduction of other expenses, and, like other components of other expenses, vary significantly with mortgage production. Loan origination fees and certain direct costs of loans are accounted for in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of other operating expenses in the statement of income. For the six months ended June 30, 2003, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $7.4 million, compared to $3.3 million for the six months ended June 30, 2002. For the quarter ended June 30, 2003, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $4.3 million compared to $1.5 million for the three months ended June 30, 2002. The increase in loan fees for both the three and six months were the result of the increased mortgage loan production.

Because these increased expenses tend to be variable rather than fixed in nature, we presently believe that we are generally able to reduce these expenses, including the compensation paid to the executive officers of our mortgage business, in response to a change in the market and decreases in mortgage production.

Pretax Net Income

In the first six months of 2003, our mortgage banking pretax income was $21.1 million, compared to $5.9 million for the first six months of 2002. In the second quarter of 2003, our mortgage banking pretax income was $14.2 million, compared to $2.7 million for the second quarter of 2002. The increase in pretax net income from our mortgage banking business in 2003 was influenced by the multiple interest rate reductions that began taking place in 2001 and continued through most of 2002 and 2003. Decreases in interest rates generally encourage our customers to refinance existing homes, or to purchase new homes, increasing our loan production activities. As discussed above, we closed $3.1 billion of mortgage loans during the first six months of 2003, compared to $1.6 billion during the first six months of 2002. Mortgage banking pretax income was also significantly affected by gains on the sale of mortgage loans held for sale and mortgage servicing rights. Gains on the sale of mortgage loans held for sale and mortgage servicing rights increased by $20.6 million in the first six months of 2003, compared to the first six months of 2002.

As discussed above, these increases were due to an increase in the volume of sales and in the spread on the sales of mortgage servicing rights.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

Our total assets increased $62.7 million, or 11%, during the first six months of 2003 from $561.6 million as of December 31, 2002 to $624.2 million as of June 30, 2003. This increase in total assets was mainly comprised of a $41.5 million, or 21%, increase in the Bank’s commercial and consumer loans and a $34.8 million, or 137%, increase in the Bank’s cash and due from banks, interest-bearing deposits and federal funds sold. These increases were offset by a $19.9 million, or 7%, decrease in mortgage loans held for sale. Our increase in total assets corresponded with a $53.1 million, or 24%, increase in drafts payable and other borrowings and a $13.6 million, or 39%, increase in shareholders’ equity. At June 30, 2002, we had total assets of $377.5 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2003, interest-earning assets totaled $551.7 million and represented 88% of total assets. This represents a $37.1 million, or 7%, increase from December 31, 2002, when interest-earning assets totaled $514.6 million, or 91%, of total assets. The increase in earning assets resulted primarily from the $41.5 million increase of commercial banking loans and a $14.0 million increase in interest-bearing deposits in banks and fed funds sold. These increases were offset by a decrease in mortgage loans held for sale of $19.9 million. See “—Financial Condition—Financial Condition of Our Commercial Banking Business” and “—Financial Condition—Financial Condition of Our Mortgage Banking Business” below. At June 30, 2002, our interest-earning assets totaled $337.2 million and represented 89% of our total assets.

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

Premises and Equipment

We had premises and equipment of $7.0 million at June 30, 2003, compared to premises and equipment of $7.0 million at December 31, 2002 and $6.9 million at June 30, 2002. Since June 30, 2002, the Company’s additions to premises and equipment have mostly been offset by the depreciation in existing assets. The only significant purchase in the second quarter of 2003 was the equipment and software for the implementation of the Bank’s new imaging system.

Cash Surrender Value of Life Insurance

In 1999, Crescent Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At June 30, 2003, the total cash value of life insurance was $5.4 million. At December 31, 2002 and June 30, 2002, the total cash value of the life insurance was $5.1 million and $5.0 million, respectively. The increase in the cash value from December 31, 2002 to June 30, 2003 was mainly due to the addition of one new officer to the plan in the first quarter of 2003 and the corresponding payment of a single-payment premium.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first six months of 2003, our average commercial banking loans were $219.6 million. These loans constituted 45% of our average consolidated earning assets and 39% of our average consolidated total assets. For the six month period ended June 30, 2002, we had average commercial banking loans of $137.8 million, or 39% of our average consolidated earning assets and 35% of our average consolidated total assets. For the twelve month period ended December 31, 2002, we had average commercial banking loans of $155.6 million, or 39% of our average consolidated earning assets and 35% of our average consolidated total assets. Commercial banking loans at the periods ending June 30, 2003, December 31, 2002 and June 30, 2002 were $241.8 million, $200.3 million and $156.1 million. The 21% increase in commercial banking loans experienced by Crescent Bank during the six month period ending June 30, 2003 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

Allowance for Loan Losses

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

Crescent Bank’s grading system is similar to the grading systems used by bank regulators in analyzing loans. To grade a loan Crescent Bank considers:

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

The allowance for loan losses totaled $3.1 million, or 1.29% of total commercial banking loans, at June 30, 2003, $2.0 million, or 1.27% of total commercial banking loans, at June 30, 2002, and $2.5 million, or 1.27% of total loans, at December 31, 2002. During the first six months of 2003, we made a provision for loan losses of $636,000, which was primarily due to the $41.5 million increase we experienced in commercial banking loans during that period. Net charge-offs for the six months ended June 30, 2003 were $67,012, or 0.060% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2002 were $238,177, or 0.15% of average loans outstanding and for the six months ended June 30, 2002, were $54,740, or 0.080% (annualized) of average outstanding loans. The Bank’s charge-offs in the first six months of 2003 mainly consisted of one commercial loan charge-off of $54,677 and various installment and other consumer loans, while the charge-offs in 2002 were largely related to various installment and other consumer loans. The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at June 30, 2003 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and the uncertainties in the economy created by the war against terrorism, additions to the allowances and charge-offs may become necessary.

Crescent Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive payment of interest. As of June 30, 2003, Crescent Bank had $922,812 of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.2 million of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of December 31, 2002, Crescent Bank had $2.3 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.4 million of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of June 30, 2002, Crescent Bank had $1.2 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.3 million of commercial banking loans accounted for on a non-accrual basis and no commercial banking loans considered to troubled debt restructurings. The Bank’s commercial banking loans contractually past due more than 90 days and still accruing interest declined $1.4 million and the commercial banking loans accounted for on a non-accrual basis declined $200,000 from December 31, 2002 to June 30, 2003. The main reason for the decline was that the Bank foreclosed upon $2.6 million of commercial banking loans in the first quarter of 2003, most of which were included in either the non-accrual loans or the loans 90 days past due and still accruing interest at December 31, 2002. The foreclosed properties in the first quarter of 2003 mainly consisted of two loans totaling approximately $2.0 million. See “-Total Non-Performing Commercial Banking Loans” below for further detail. The Bank has experienced a slight deterioration in the loan portfolio in 2002 and the first six months of 2003. This deterioration was mainly attributable to the slow down in the economy over the past year, and the related credit and repayment risks created by that slow down. The Bank has evaluated these loans relationships and foreclosed properties, and, based on available information, it presently feels that it is in a well secured position on most of these relationships. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. The foreclosed properties have been recorded at the lower of cost or fair market value less cost to sell the properties.

Total Non-Performing Commercial Banking Loans

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Our non-performing commercial banking loans at June 30, 2003 amounted to $1.2 million compared to $1.4 million at December 31, 2002 and $1.3 million at June 30, 2002. If we add real estate acquired by foreclosure and held for sale of $3.9 million to our non-performing commercial banking loans, it results in total non-performing commercial assets of $5.1 million at June 30, 2003. This compares to total non-performing commercial assets of $1.6 million at June 30, 2002 and $2.8 million at December 31, 2002. The Bank foreclosed upon approximately $2.6 million of commercial banking loans in the first quarter of 2003. Of the $2.6 million foreclosed upon, $2.0 million are related to two loan relationships. One of the loans totaling approximately $1.0 million is a residential home with 20 acres of land and the other also totaling approximately $1.0 million is a residential subdivision development. Of the remaining $600,000 in loans foreclosed upon in the first quarter of 2003, approximately $326,000 are mobile homes with the lots, $124,000 are residential homes and the remaining $150,000 are vacant real estate lots. No loans were foreclosed upon in the second quarter of 2003 and the Bank sold one foreclosed property for $22,436 in the second quarter of 2003 at a slight gain. Crescent Bank is currently holding the remaining foreclosed properties for sale. As stated above, the Bank has evaluated these non-accrual loans and foreclosed properties and feels that we are in well secured positions in these relationships. The foreclosed properties have been recorded at the lower of cost or market less the costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

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

	June 30, 2003	June 30, 2002	December 31, 2002

Non-performing commercial banking loans (1)	$1,181,994	$1,299,317	$1,398,716
Foreclosed properties related to commercial banking loans	3,916,181	295,159	1,350,444

Total non-performing commercial assets	$5,098,175	$1,594,476	$2,749,160

Commercial banking loans 90 days or more past due on accrual status	$922,812	$1,234,705	$2,301,444
Potential problem commercial banking loans (2)	$3,293,679	$2,963,776	$2,588,714
Potential problem commercial loans/total commercial banking loans	1.36%	1.89%	1.29%
Non-performing commercial assets/total commercial banking loans and foreclosed properties	2.07%	0.83%	1.36%
Non-performing commercial assets and commercial banking loans 90 days or more past due on accrual status/total commercial banking loans and foreclosed properties	2.45%	1.02%	2.50%

______________

(1)	Defined as non-accrual commercial banking loans and renegotiated commercial banking loans.

(2)	Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

Crescent Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $45.4 million at June 30, 2003, compared to $32.9 million at June 30, 2002 and $29.8 million at December 31, 2002. In April 2003, Crescent Bank began transferring most of its production from the southeast mortgage division within Crescent Bank into CMS. This action provided Crescent Bank with increased liquidity and the increase in investment securities and federal funds sold at June 30, 2003. At June 30, 2003, Crescent Bank had federal funds sold of $13.8 million, compared to $11.6 million at June 30, 2002 and $2.8 million at December 31, 2002. At June 30, 2003, Crescent Bank had interest bearing deposits in other banks of $8.1 million compared to $1.2 million at June 30, 2002 and $5.0 million at December 31, 2002. In the first six months of 2003, Crescent Bank has had $7.7 million in U.S government agency obligations called. The Bank has reinvested a significant portion of these funds in short to medium term mortgage-back securities. In this low rate environment, the Bank could have an additional $5 million in investment securities called in the next six months. With these funds being reinvested in a lower interest rate environment, the Bank expects its investment yield to drop over the next six months to a year. Also, included in investment securities are equity securities, consisting of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $1.1 million and shares held in The Bankers Bank in the amount of $165,975 at June 30, 2003. Unrealized gains on securities amounted to $345,761 at June 30, 2003, and $74,139 and $347,531 at June 30, 2002 and December 31, 2002, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

Total Commercial Deposits

Crescent Bank’s commercial deposits totaled $276.2 million, $230.1 million and $287.0 million at June 30, 2003, June 30, 2002 and December 31, 2002, respectively, representing an decrease of 4% over the six-month period ended June 30, 2003. Commercial deposits averaged $265.4 million during the six-month period ended June 30, 2003, $209.6 million during the six-month period ended June 30, 2002 and $233.9 million during the twelve-month period ended December 31, 2002. The decrease in deposits is also the result of the Bank's transfer of its mortgage banking division loan production to CMS. Prior to the transfer, the Bank was creating deposits based upon checks issued upon the Bank to fund the loan production of the Bank's mortgage division. As a result of the transfer, CMS utilizes third party funding for its mortgage loan production, which results in increased drafts payable and a decrease in deposits.

The growth in the Bank’s deposits has slowed significantly in 2003 due to the competitive pricing in the Bank’s market area. Interest-bearing deposits represented 88% of total deposits at June 30, 2003, compared to 83% at June 30, 2002 and 80% at December 31, 2002. Certificates of deposits comprised 75% of total interest-bearing deposits for June 30, 2003, compared to 71% at June 30, 2002 and 81% at December 31, 2002. In the second quarter of 2003, the Bank accepted $12 million in municipal time deposits that mature within the next 6 months, which increased our percentage of interest-bearing deposits to total deposits. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had $9.9 million of brokered deposits as of June 30, 2003, compared to $7.7 million and $6.5 million at June 30, 2002 and December 31, 2002, respectively. The cost of brokered deposits have been generally lower than the costs of deposits of similar maturity in the local market.

Financial Condition of Our Mortgage Banking Business

Average Mortgage Loans Held for Sale

During the first six months of 2003, average mortgage loans held for sale amounted to $244.8 million and constituted 50% of average consolidated earning assets, and 43% of average consolidated total assets. Average mortgage loans held for sale during the first six months of 2002 were $194.3 million and constituted 54% of average consolidated interest-earning assets and 48% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2002 were $214.5 million and constituted 54% of average consolidated interest-earning assets and 48% of average consolidated total assets. Average mortgage loans held for sale have increased significantly from 2002 to 2003. During the second quarter of 2003, mortgage rates have reached historical lows which have led to a significant increase in mortgage production. Production for the first six months of 2003 was approximately $3.1 billion compared to $1.6 billion for the six months ended June 30, 2002. As a percentage of average consolidated earning assets and average consolidated total assets, average mortgage loans held for sale has decreased in the first six months of 2003 due to the growth in the Bank’s commercial banking loan portfolio. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

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

In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly make representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we consider this practice to be customary and routine. At June 30, 2003, we had approximately $4.2 million of mortgage loans for which we had agreed to indemnify the purchaser in the event of any breaches of our representations and warranties, compared to $2.0 million as of December 31, 2002 and $2.6 million as of June 30, 2002. We have estimated $1.2 million in loans secured by manufactured homes that we expect to indemnify Freddie Mac in the third quarter of 2003. In the event that the purchaser of these loans experiences any losses with respect to the loans, we will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has set up a specific reserve for the recourse liability for the current loans that the Company has already indemnified the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company could have to indemnify. The recourse liability at June 30, 2003 was $1.5 million and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, and an estimate of the manufactured loans sold.

Our mortgage banking segment acquires residential mortgage loans from small retail-oriented originators through CMS and the mortgage division of Crescent Bank. Historically, Crescent Bank acquires conventional loans in the Southeast United States while CMS acquires conventional and FHA/VA loans in the Northeast, Midatlantic and Midwest United States and FHA/VA loans in the Southeast United States. The Company has approximately 1,400 mortgage originators, of which 652 have been recently active.

Crescent Bank acquires residential mortgage loans using various funding sources, including Crescent Bank’s regular funding sources, a $55 million warehouse line of credit from the Federal Home Loan Bank of Atlanta and a $45 million repurchase agreement with UBS Warburg Real Estate Securities Inc., a subsidiary of UBS PaineWebber Inc. (“UBS PaineWebber”). CMS acquires residential mortgage loans using various funding sources, including a $250 million line of credit from UBS PaineWebber , a $40 million line of credit from Colonial Bank, a $75 million repurchase agreement from UBS PaineWebber and a $40 million loan participation agreement with Colonial Bank. Under the repurchase agreements, we sell our mortgage loans and simultaneously assign the related mandatory sale commitments to UBS PaineWebber. The majority of our mortgage loans are currently being resold in the secondary market to Freddie Mac, Fannie Mae and Ginnie Mae and private investors after being “warehoused” for 10 to 30 days. We purchase loans that we believe will meet secondary market criteria, such as loans providing for amount limitations and loan-to-value ratios that would qualify for resales to Freddie Mac, Fannie Mae and Ginnie Mae. To the extent that we retain the servicing rights on the mortgage loans that we resell, we collect annual servicing fees while the loan is outstanding. We sell a portion of our retained servicing rights in bulk form or on a monthly flow basis. The annual servicing fees and gains on the sale of servicing rights is an integral part of our mortgage banking business and its contribution to net income. We currently pay a third party subcontractor to perform servicing functions with respect to loans we sell, but where we retain the servicing.

Total Mortgage Loan Acquisitions and Resales

During the first six months of 2003, we acquired $3.1 billion of mortgage loans, and we sold $3.1 billion of these mortgage loans in the secondary market. At June 30, 2003, we carried $264.6 million of mortgage loans as mortgage loans held for sale on our balance sheet pending the sale of such loans. During the first six months of 2002, we acquired $1.6 billion of mortgage loans while we sold in the secondary market $1.7 billion of mortgage loans. At June 30, 2002, we carried $146.0 million of mortgage loans as mortgage loans held for sale on our balance sheet pending the sale of such loans.

Servicing Rights

At June 30, 2003, we carried $3.2 million of mortgage servicing rights on our balance sheet, compared to $2.1 million at December 31, 2002. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $928.1 million at June 30, 2003, compared to $653.3 million at December 31, 2002. During the first six months of 2003, we sold servicing rights with respect to $2.8 billion of mortgage loans carried on our balance sheet at a cost of $1.7 million for a gain of $28.7 million. During the first six months of 2002, we sold servicing rights with respect to $1.2 billion of mortgage loans carried on our balance sheet at a cost of $5.8 million for a gain of $8.8 million.

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

Other Borrowings

All mortgage production is currently funded at CMS through warehouse lines of credit from Colonial Bank, priced at one-month LIBOR plus 115 to 155 basis points with a floor of 250 basis points, and UBS PaineWebber, priced at one-month LIBOR plus 200 basis points. For the six months ended June 30, 2003, the average cost of funds were 4.16% and 3.09%, respectively, compared to 3.46% and 2.85%, for the year ended December 31, 2002 and 3.44% and 2.47% for the six months ended June 30, 2002. UBS PaineWebber has increased the rate on our borrowings beginning April 8, 2003 to one-month LIBOR plus 200 basis points from one-month LIBOR plus 100 – 130 basis points. In April 2003, Crescent Bank began transferring its production from the southeast mortgage division within Crescent Bank into CMS. The southeast mortgage division production is now mainly being funded through Colonial Bank. At June 30, 2003, Crescent Bank is not funding any mortgage production, and the Federal Home Loan Bank Line of Credit had no outstanding advances. For the six months ended June 30, 2003, the average cost of funds for the Federal Home Loan Bank Line of Credit was 2.19% compared to 2.37% for the year ended December 31, 2002, and 2.46% for the six months ended June 30, 2002.

Brokered deposits increased from $6.5 million at December 31, 2002 to $9.9 million at June 30, 2003. In April 2003, the Bank purchased an additional $7.1 million in brokered deposits with a maturity range of six months to eighteen months to help fund mortgage loans originated by the Bank. The Bank has been able to obtain brokered deposits at a cost of 100 to 150 basis points less than rates on comparable deposits in its local markets. Since Crescent Bank began transferring its mortgage production into CMS in April 2003, $3.7 million in brokered deposits have matured and not been replaced.

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

At June 30, 2003, Crescent Bank’s leverage ratio was 8.63%, up from 6.46% at December 31, 2002. On June 19, 2002, we completed a $7.5 million common stock offering contributing approximately $3.5 million of the net proceeds from this offering to Crescent Bank. In January 2003, the Company contributed an additional $3.0 million of cash on hand to Crescent Bank. In June 2003, Crescent increased its borrowings from The Bankers Bank from $2.6 million to $4.6 million and contributed an additional $2.0 in proceeds to Crescent Bank. Also, in April 2003, Crescent Bank began transferring certain of the assets related to its mortgage division to CMS in an effort to consolidate the Company’s mortgage operations. As a result of this continuing consolidation, Crescent Bank’s assets have decreased. The additional contribution of capital in 2003 by the Company and the consolidation of the mortgage assets into CMS have helped Crescent Bank to regain its leverage ratio of 8% as required by the Georgia Department. Although we presently are considering additional means of improving our current capital position, we can give no assurance that we will be able to do so in a timely or cost-effective manner, if at all. In addition, because of our restatement of our financial statements, it may be more difficult to attract and obtain additional capital and to sell brokered deposits.

At June 30, 2003, our total consolidated shareholders’ equity was $48.5 million, or 7.76% of total consolidated assets, compared to $27.9 million, or 7.39% of total consolidated assets at June 30, 2002, and $34.9 million, or 6.21% of total consolidated assets, at December 31, 2002. The increase in shareholders’ equity to total asset ratio in the first six months of 2003 was the result of the growth in the Bank’s earnings being greater than its growth in assets. This mainly resulted from the increase in gains on sale of mortgage loans held for sale and mortgage servicing rights to $30.3 million for the six months ended June 30, 2003 from $9.7 million for the six months ended June 30, 2002.

At June 30, 2003, our ratio of total consolidated capital to risk-adjusted assets was 12.00%, 11.27% of which consisted of tangible common shareholders’ equity. During the second quarter of 2003, we paid quarterly dividends of $.0775 on both May 5, 2003 and June 2, 2003 totaling $379,347. A quarterly dividend of $.08 was declared in July 2003 and will be paid on September 4, 2003. As of June 30, 2002, our ratio of total consolidated capital to risk-adjusted assets was 12.23%, 11.49% of which consisted of tangible common shareholders’ equity was 11.49%, and, as of December 31, 2002, total consolidated capital to risk-adjusted assets was 10.65%, of which tangible common shareholders’ equity was 9.99%.

In connection with the completion of the offering and sale of $7.5 million of our common stock on June 19, 2002, the Company contributed $3.5 million in capital to Crescent Bank in June 2002 and another $3.0 million from cash on hand in January 2003. In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. In June of 2003, the Bank increased its line of credit with The Bankers Bank from $2.6 million to $4.6 million. With this increase, the Company agreed to not permit its capital to go below $20 million at the end of any fiscal quarter which was an increase from $13 million with the previous loan agreement. The new line of credit agreement also reduced the requirement of a Tier 1 Leverage Ratio from 7.50% to 7.00%. The additional $2.0 million in funds was contributed in capital to Crescent Bank. Our borrowings under this line of credit accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, less 0.50%. Under the terms of the line of credit, we are required to make payments of interest only for 12 months, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. We were in were in compliance with all the covenants of this line of credit at June 30, 2003. We currently have borrowed the full amount available under this line of credit. Our line of credit with The Bankers Bank is secured by all of the issued and outstanding shares of the common stock of Crescent Bank. In the event of an uncured default under this line of credit, The Bankers Bank could foreclose upon the common stock of Crescent Bank and deprive the Company of one of its principal sources of income.

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

As of June 30, 2003, we had various sources of liquidity, distinct from our internal equity and operational financing that were available to us to support our mortgage growth and operations. For the mortgage operations of Crescent Bank, we have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $14.9 million for the six months ended June 30, 2003. However, with the transition of the Southeast division mortgage operations from Crescent Bank to CMS, this line of credit is currently not being utilized. The mortgage production from the southeast division mortgage operations is now mainly being funded through Colonial Bank at CMS. For the mortgage operations of CMS, we maintain warehouse lines of credit from UBS PaineWebber and Colonial Bank totaling $290 million, available to fund the origination and holding of our mortgage loan business. The average outstanding on these lines of credit for the six months ended June 30, 2003 was $185.1 million. In addition, on April 16, 2003, CMS entered into a Loan Participation Sale Agreement with Colonial Bank, which provides CMS with access to an additional $30 million of funds to fund the origination and holding of mortgage loans. Colonial agreed to increase this Loan Participation Sale agreement by $10 million in July 2003 to $40 million. However, there is no agreed upon term to this agreement and Colonial Bank has the right to restrict access to these funds at any time which could adversely affect our liquidity.

In connection with the establishment of our line of credit with UBS PaineWebber, Crescent Bank agreed to support the obligations of CMS under the line of credit. Because we presently believe that this support arrangement may have been made in violation of federal banking laws, and as a result of our recent restatements of our financial reports for prior periods, on April 8, 2003, CMS terminated this support arrangement and entered into First Amendments to an Amended and Restated Mortgage Loan Purchase Agreement and to a Mortgage Loan Repurchase Agreement, as well as a Second Amended and Restated Support Agreement, Cash Collateral and Control Agreement, with UBS PaineWebber. These amended agreements include, among other things, provisions related to CMS’ capital and collateral, and the potential imposition of minimum fees. Certain of these provisions are summarized below:

•	CMS must maintain a “tangible net worth” (as defined) on a quarterly basis (as at the end of each month) that has been increased to the greater of $18 million or 85% of the tangible net worth of CMS at the end of the previous fiscal year plus 90% of capital contributions made during the fiscal year plus 50% of positive year to date net income.

•	CMS is required to establish and maintain an account with UBS PaineWebber in the amount of $5 million in cash and other “permitted investments” (as defined), which CMS manages, but in which UBS PaineWebber has a security interest and right of setoff to satisfy obligations of CMS to UBS PaineWebber.

•	CMS is required to pay an annual set-up and structuring fee of $2.5 million to be paid at the earliest of (i) the termination of the Amended and Restated Mortgage Loan Purchase Agreement, (ii) the next anniversary of the Amended and Restated Mortgage Loan Purchase Agreement, and (iii) a “fundamental change,” such as a change in control or a material change in CMS’ method of conducting business. The amount of this fee will be reduced by a rebate calculated based on product of LIBOR plus 2.00% per annum and the weighted daily average borrowing from UBS PaineWebber.

•	CMS is not allowed to pay any dividends or distributions, other than for its pro rata share of taxes, to the Company, without the prior consent of the UBS PaineWebber.

These new restrictions will adversely affect our liquidity. We believe we are in compliance with the above covenants.

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $78.1 million, $98.9 million and $95.9 million during the six month period ended June 30, 2003, the six month period ended June 30, 2002, and the twelve month period ended December 31, 2002, representing 35%, 47% and 41% of average deposits for those periods, respectively. The decrease in average liquid assets during the period was primarily the result of an increase in both Crescent’s average commercial loan portfolio and mortgage loan production along with a decrease in commercial deposit growth. Gross commercial loans have increased approximately $41.5 million while commercial deposits have decreased approximately $10.8 million during the first half quarter of 2003. The increase in commercial loan production in the first half of 2003 is due to the low interest rate environment and the growth in Crescent Bank’s market area. The decrease in commercial deposits is due to competitive pricing by the competition in several market areas. Average net commercial banking loans were 82%, 65% and 67% of average deposits during the six month periods ended June 30, 2003 and June 30, 2002, and the twelve month period ended December 31, 2002, respectively. Average deposits were 54%, 62% and 58% of average interest-earning assets during the six month periods ended June 30, 2003 and June 30, 2002, and the twelve month period ended December 31, 2002, respectively.

Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. In addition to the borrowing sources related to the mortgage operations, Crescent Bank also maintains federal funds lines of credit totaling $17.3 million and maintains a line of credit up to approximately $11.0 million at the Federal Home Loan Bank secured by the commercial bank’s 1 – 4 family first lien mortgage loans. At June 30, 2003 no amounts were outstanding on the federal fund lines or Federal Home Loan Bank line of credit. For the six months ended June 30,

2003, the average outstanding balance on these lines was $859,249. We presently believe that Crescent Bank’s liquidity and CMS’ liquidity are under pressure due to the volume of our mortgage and commercial loan production, and, as a result, our mortgage loan production may have to be reduced. In April 2003, we increased our brokered deposits of $7.1 million to $13.6 million from our brokered deposits at December 31, 2002 of $6.5 million allowing us to receive rates better than those available in our local markets. Subsequently, as of June 30, 2003, brokered deposits have been reduced to $9.9 million. However, brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support mortgage loan demand will be affected adversely. Also, in April 2003, Crescent Bank began transferring most of its production from the southeast mortgage division within Crescent Bank into CMS. This, together with the $40 million of additional credit available at CMS under the new loan participation agreement with Colonial Bank, has, at least temporarily, improved the liquidity position at Crescent Bank and at CMS. Crescent Bank may have to increase its deposit rates in the future to restore competitive pricing in its local markets if the Bank’s liquidity positions remain under pressure. An increase in deposit rates could adversely affect its net interest margin and net income.

In light of our current capital and liquidity position, and the increased costs of funding mortgage loans held for sale, we may elect to reduce the level of our mortgage production to improve our capital ratios under regulatory guidelines, even if the prevailing interest rate environment and market conditions would permit us to maintain or increase the level of our mortgage production. We may be forced to reduce our mortgage loan production due to regulatory or lender action, restricting our activities because of our capital or liquidity levels, or due to our inability to fund such production by the Bank with deposits, including brokered deposits. However, the market has experienced a significant increase in mortgage rates over the past month. The rate on the 30 year fixed rate mortgage has increased approximately 100 basis points and we have seen our mortgage pipeline decrease from $1.2 billion at June 30, 2003 to $993 million at July 31, 2003. The increase in mortgage rates should help to alleviate the pressures put on our liquidity and capital.

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at June 30, 2003. Approximately 79% of earning assets and 86% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year cumulative time period, was $5.6 million, or 0.9% of total assets.

Interest Rate Sensitivity Gaps
As of June 30, 2003

	Amounts Repricing In

	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(millions of dollars)

Interest-earning assets	$360.7	$35.8	$79.6	$25.6
Interest-bearing liabilities	325.9	65.1	64.4	0.0

Interest sensitivity gap	$34.8	$(29.3)	$15.2	$25.6

We were in an asset-sensitive position for the cumulative three-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At June 30, 2003, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At June 30, 2003, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $1.2 billion. Of the mortgage pipeline, we had, as of June 30, 2003, approximately $878 million for which we had interest rate risk. The remaining $357 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of:

•	loans under contract to be placed with a private investor through a best efforts agreement, where the investor purchases the loans from us at the contractual loan rate;

•	loans with floating interest rates which close at the current market rate; and

•	loans where the original fixed interest rate commitment has expired and which will be repriced at the current market rate

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

At December 31, 2002, our mortgage pipeline totaled approximately $1.1 billion. Of the mortgage pipeline at December 31, 2002, approximately $717 million had interest rate risk. The remaining $344 million of mortgage loans are not subject to interest rate risk.

Our mortgage banking business has adopted a policy intended to reduce interest rate risk incurred as a result of market movements that occur between the time the commitments to purchase mortgage loans are made and the time the loans are closed. Accordingly, commitments to purchase loans will be covered either by a mandatory sale of such loans into the secondary market or by the purchase of an option to deliver to the secondary market a mortgage-backed security. The mandatory sale commitment is fulfilled with loans closed by us through pairing off the commitment by purchasing loans through the secondary market. In some circumstances, we seek best execution by pairing off the commitment to sell closed loans and fulfilling that commitment with loans we purchase through the secondary market. We cover mortgage loans held for sale either by a mandatory sale of the loans or by the purchase of an option to deliver the loans to the secondary market.

On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Certain Derivative Instruments And Hedging Activities,” and SFAS No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities--An Amendment of FASB No. 133,” which we refer to together as “FAS 133.” Under FAS 133, all derivative financial instruments are to be recognized on a company’s balance sheet at fair value. On the date we enter into a derivative contract, we designate the derivative instrument as either:

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

At the date of adoption, we recorded certain transition adjustments as required by FAS 133. The impact of these transition adjustments on net income, net of tax, was approximately $(69,770). The FAS 133 transition adjustment reflects the January 1, 2001 fair value of our free standing derivative instruments of $112,533, net of the related tax effect of $42,763. Subsequent changes in the fair value of the Company’s locked pipeline and mandatory sales commitments resulted in net income of $89,687 for the year ended December 31, 2001, a net loss of $156,198 for the year ended December 31, 2002 and net income of $501,286 for the six months ended June 30, 2003, which is reported as a component of gain on sale of mortgage loans held for sale.

In hedging our mortgage pipeline, we must use a best estimation of the percentage of the pipeline that will not close, which we refer to as the “fallout.” Fallout is caused by, among other things, the borrowers’ failures to qualify for the loan, construction delays, inadequate appraisal values and changes in interest rates, which are substantial enough for the borrower to seek another financing source. An increasing interest rate environment provides greater motivation for the consumer to lock rates and close loans. Conversely, in a decreasing interest rate environment, the consumer has a tendency to delay locking rates and closing loans in order to obtain the lowest rate. As a result, an increasing interest rate environment generally results in our fallout ratio to be less than in an average market. In a decreasing rate environment, our fallout ratio tends to be greater than in an average market. If our fallout ratio is greater than anticipated, we will have more mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must purchase the loans to meet the mandatory commitment on the secondary market and therefore will have interest rate risk in these loans. If our fallout ratio is less than anticipated, we will have fewer mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must sell the loans on the secondary market without a mandatory commitment and therefore will have interest rate risk in these loans. With the recent increase in mortgage interest rates, our fallout ratio may decline in the short-term although other factors will also affect ultimate fallout.

Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate the fallout While we may use other hedging techniques other than mandatory and optional delivery, our mortgage division’s secondary marketing policy does not allow speculation. As of June 30, 2003, we had purchase commitment agreements in place, terminating between July and September of 2003, with respect to an aggregate of approximately $685 million to hedge our locked pipeline and mortgage loans held for sale.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation has remained low in 2002 and the first half of 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points in 2002 and 25 basis points in the first half of 2003.

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

 Within the 90-day period prior to the original filing date of our quarterly report on Form 10-Q for the three month period ended September 30, 2002, we commenced an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. During the course of this evaluation, we discovered calculation errors with respect to our mortgage loans held for sale and our mortgage servicing rights. These errors resulted in our overstatement of gains on sales of mortgage servicing rights in prior periods. We also determined that we had miscalculated gestation income on mortgage loans for the period from the time of delivery of the loans to our third party funding source to the time of the ultimate sale of such loans. These errors were discovered in connection with our review of our controls. Our mortgage software system used to reconcile our mortgage loans held for sale does not provide accounting and other internal control functions. We decided to improve the reporting and disclosure controls and procedures of the mortgage operations of the Bank and CMS, and we decided to acquire additional software.

            Since the date of our original evaluation, we have worked to develop and implement changes to our controls and procedures to avoid similar inconsistencies recurring in the future. As of June 30, 2003, we have:

•	a Certified Public Accountant as the Company's Chief Financial Officer;

•	a separate Chief Financial Officer for our mortgage operations;

•	expanded our in-house internal audit department to include the internal audit of our mortgage operations, which is overseen by our former Chief Financial Officer;

•	begun reconciling mortgage loans held for sale to funding source data on a daily basis for loans funded through UBS PaineWebber and monthly for loans funded through Colonial Bank; and

•	continued the process of consolidating the Bank's mortgage division's operations into CMS.

As of June 30, 2003, we also implemented a new general ledger system for CMS, which is facilitating us automating the process of:

•	making entries on a loan level basis, not through batch entries; and

•	reconciling monthly our mortgage subsidiary ledger to the loan transactions during the preceding month.

   We continue to work on improving the reporting and disclosure controls and procedures of the mortgage operations of the Bank and CMS, and believe that as of June 30, 2003, we have a system of disclosure controls and procedures that will be effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information will be accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

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

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	Management Services Agreement, dated as of January 1, 1997, by and between Crescent Mortgage Services, Inc. and Crescent Bank & Trust Company.

10.2	Subservicing Agreement, dated as of January 1, 1999, by and between Crescent Bank & Trust Company and Cenlar, F.S.B.

10.3	Subservicing Agreement, dated as of January 1, 1999, by and between Crescent Mortgage Services, Inc. and Cenlar, F.S.B.

10.4	Client Contract, dated as of January 15, 2003, by and between Crescent Mortgage Services, Inc. and Residential Funding Corporation (a subsidiary of GMAC).

10.5	Correspondent Purchase and Sale Agreement, dated as of March 5, 2003, between Crescent Mortgage Services, Inc. and Washington Mutual Bank, F.A.

10.6	Agreement to Join in the Filing of Consolidated Federal Income Tax Returns, dated as of January 15, 1998, by and between Crescent Banking Company and Crescent Mortgage Services, Inc.

10.7	Delivery Versus Payment Agreement, dated as of March 4, 2003, by and between Crescent Mortgage Services, Inc. and Wexford Clearing Services Corporation.

10.8	Master Securities Forward Transaction Agreement, dated as of April 3, 2002, by and between Crescent Mortgage Services, Inc. and Bear Stearns & Co.

10.9

Correspondent Loan Purchase Agreement, dated as of January 6, 2000, by and between Crescent Bank & Trust d/b/a Crescent Mortgage and Crescent Mortgage Services, Inc. and Thornburg Mortgage Asset Corporation.

10.10	Third Modification to Note and Stock Pledge Agreement, dated June 24, 2003, by and between Crescent Banking Company and The Bankers Bank.

10.11	Master Agreement, effective as of August 1, 2003, by and between Crescent Mortgage Services, Inc. and Fannie Mae.

10.12	Restricted Stock Plan for Robert C. KenKnight, effective as of May 1, 1996.

10.13	Restricted Stock Plan for Michael P. Leddy, effective as of May 1, 1998.

10.14	Agreement for Advances and Security Agreement with Blanket Floating Lien, dated as of May 16, 2003, by and between Crescent Bank and Federal Home Loan Bank of Atlanta.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – The Company filed Current Reports on Form 8-K on April 17, 2003, May 8, 2003, and May 21, 2003

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)
Date: August 14, 2003	/s/ J. DONALD BOGGUS, JR.

J. Donald Boggus, Jr. President and Chief Executive Officer

Date: August 14, 2003	/s/ LELAND W. BRANTLEY, JR.

Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Management Services Agreement, dated as of January 1, 1997, by and between Crescent Mortgage Services, Inc. and Crescent Bank & Trust Company.

10.2	Subservicing Agreement, dated as of January 1, 1999, by and between Crescent Bank & Trust Company and Cenlar, F.S.B.

10.3	Subservicing Agreement, dated as of January 1, 1999, by and between Crescent Mortgage Services, Inc. and Cenlar, F.S.B.

10.4	Client Contract, dated as of January 15, 2003, by and between Crescent Mortgage Services, Inc. and Residential Funding Corporation (a subsidiary of GMAC).

10.5	Correspondent Purchase and Sale Agreement, dated as of March 5, 2003, between Crescent Mortgage Services, Inc. and Washington Mutual Bank, F.A.

10.6	Agreement to Join in the Filing of Consolidated Federal Income Tax Returns, dated as of January 15, 1998, by and between Crescent Banking Company and Crescent Mortgage Services, Inc.

10.7	Delivery Versus Payment Agreement, dated as of March 4, 2003, by and between Crescent Mortgage Services, Inc. and Wexford Clearing Services Corporation.

10.8	Master Securities Forward Transaction Agreement, dated as of April 3, 2002, by and between Crescent Mortgage Services, Inc. and Bear Stearns & Co.

10.9

Correspondent Loan Purchase Agreement, dated as of January 6, 2000, by and between Crescent Bank & Trust d/b/a Crescent Mortgage and Crescent Mortgage Services, Inc. and Thornburg Mortgage Asset Corporation.

10.10	Third Modification to Note and Stock Pledge Agreement, dated June 24, 2003, by and between Crescent Banking Company and The Bankers Bank.

10.11	Master Agreement, effective as of August 1, 2003, by and between Crescent Mortgage Services, Inc. and Fannie Mae.

10.12	Restricted Stock Plan for Robert C. KenKnight, effective as of May 1, 1996.

10.13	Restricted Stock Plan for Michael P. Leddy, effective as of May 1, 1998.

10.14	Agreement for Advances and Security Agreement with Blanket Floating Lien, dated as of May 16, 2003, by and between Crescent Bank and Federal Home Loan Bank of Atlanta.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.