Form 10-Q
period 2003-09-30
CRESCENT BANKING CO
filed 2003-11-14
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 14, 2003, Crescent Banking Company had 2,464,563 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 6,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$35,453,119	$17,607,864
Interest bearing deposits in banks	49,134	5,025,937
Federal fund sold	2,257,000	2,824,000
Securities available-for-sale	16,817,155	10,278,727
Securities held-to-maturity, at cost (fair value of $4,088,294 and $10,190,113, respectively)	3,895,306	9,830,727
Restricted equity securities	1,291,175	1,879,875
Mortgage loans held for sale	107,003,808	284,487,210
Loans	260,046,256	200,298,696
Less allowance for loan losses	3,285,062	2,548,110

Loans, net	256,761,194	197,750,586
Premises and equipment, net	7,973,030	7,007,631
Other real estate owned	4,116,376	1,391,399
Mortgage servicing rights	3,204,235	2,084,863
Cash surrender value of life insurance	5,496,591	5,126,833
Deposit intangible	426,233	481,828
Accounts receivable-brokers and escrow agents	4,808,705	8,210,320
Other assets	10,554,670	7,562,322

Total assets	$460,107,731	$561,550,122

Liabilities
Deposits
Noninterest-bearing	$29,356,823	$56,549,579
Interest-bearing	243,597,995	230,449,962

Total deposits	272,954,818	286,999,541
Drafts payable	23,061,101	6,154,386
Accrued interest and other liabilities	16,018,992	15,482,566
Derivative liability, net	305,735	179,044
Other borrowings	96,761,877	217,845,016

Total liabilities	409,102,523	526,660,553
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,464,563 and 2,433,435 issued, respectively	2,464,563	2,433,435
Capital surplus	16,711,904	16,307,557
Retained earnings	31,934,962	15,976,149
Treasury stock, 6,668 shares	(36,091)	(36,091)
Accumulated other comprehensive income (loss)	(70,130)	208,519

Total shareholders’ equity	51,005,208	34,889,569

Total liabilities and shareholders’ equity	$460,107,731	$561,550,122

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Interest income
Loans	$3,724,096	$3,067,388	$10,417,887	$7,952,225
Mortgage loans held for sale	2,039,770	2,897,477	8,245,110	7,555,229
Securities:
Taxable	264,889	333,825	880,683	1,076,975
Nontaxable	—	3,838	1,279	11,514
Deposits in banks	6,741	27,037	27,547	44,349
Federal funds sold	29,805	28,489	52,798	43,021

	6,065,301	6,358,054	19,625,304	16,683,313
Interest expense
Deposits	1,518,390	1,939,670	4,894,516	5,473,466
Other borrowings	1,668,133	1,159,408	4,958,795	3,075,547

	3,186,523	3,099,078	9,853,311	8,549,013
Net interest income	2,878,778	3,258,976	9,771,993	8,134,300
Provision for loan losses	230,000	305,000	866,000	740,000

Net interest income after provision for loan losses	2,648,778	2,953,976	8,905,993	7,394,300
Noninterest income
Service charges on deposit accounts	237,581	221,840	607,662	635,191
Mortgage servicing fees	515,444	600,677	1,818,946	1,520,071
Gestation fee income	—	237,811	57,302	862,146
Gains on sale of mortgage servicing rights and mortgage loans held for sale	8,256,210	4,444,925	39,824,139	14,192,516
Gain on call of investment securities	122,267	—	349,373	—
Gains on sale of SBA loans	3,798	112,252	283,159	255,782
Other	413,458	180,915	1,271,715	428,800

	9,548,758	5,798,420	44,212,296	17,894,506
Noninterest expenses
Salaries and employee benefits	6,110,875	4,450,941	23,500,296	12,757,025
Capitalized loan origination costs	(2,178,435)	(2,816,840)	(8,249,369)	(7,076,475)
Occupancy and equipment	485,897	369,252	1,218,953	1,125,039
Supplies, postage, and telephone	465,857	508,827	1,630,020	1,417,140
Advertising	149,028	203,244	440,832	484,494
Insurance	86,293	66,787	212,921	199,036
Depreciation and amortization	364,500	569,522	1,163,055	1,444,746
Legal and professional	858,296	480,773	2,476,310	1,382,341
Director fees	59,500	79,125	198,050	170,425
Mortgage subservicing	521,554	306,179	1,674,240	972,051
Other expenses	467,610	641,618	1,975,786	1,759,102

	7,390,975	4,859,428	26,241,094	14,634,924
Income before income taxes	4,806,561	3,892,968	26,877,195	10,653,882
Applicable income taxes	1,890,154	1,220,431	10,342,368	3,789,002

Net income	2,916,407	2,672,537	16,534,827	6,864,880

Other comprehensive income
Unrealized losses on securities available for sale arising during period, net of tax	(277,586)	(376,430)	(278,649)	(243,561)

Comprehensive income	$2,638,821	$2,296,107	$16,256,178	$6,621,319

Basic earnings per common share	$1.19	$1.10	$6.76	$3.28
Diluted earnings per common share	$1.13	$1.05	$6.45	$3.14
Cash dividends per common share	$0.0800	$0.0775	$0.2350	$0.2325

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2003	2002
Operating Activities
Net Income	$16,534,828	$6,864,880
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on securities	(684,342)	(1,243,287)
Amortization of deposit intangible	55,596	55,596
Gains on call of investment securities	(349,373)	—
Net loss on sale of other real estate owned	68	—
Amortization of mortgage servicing rights	444,060	770,300
Provision for loan losses	866,000	740,000
Depreciation	765,146	674,446
Gains on sales of mortgage servicing rights and mortgage loans held for sale	(39,824,139)	(14,192,516)
Net decrease in mortgage loans held for sale	177,313,769	93,975,624
Acquisition of mortgage servicing rights	(4,240,201)	(16,290,180)
Proceeds from sales of mortgage servicing rights	42,500,908	27,108,589
Income on life insurance policies	(166,758)	(183,084)
Restricted stock awards	330,558	98,424
(Increase) decrease in interest receivable	64,362	(382,231)
(Increase) decrease in accounts receivable – brokers and escrow agents	3,401,615	(5,491,788)
Increase (decrease) in drafts payable	16,906,715	(5,003,149)
Decrease in interest payable	(191,975)	(62,493)
Net other operating activities	(1,985,412)	3,055,267

Net cash provided by operating activities	211,741,425	90,494,398

Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	4,976,803	(9,314,033)
Acquisition of securities held-to-maturity	(1,000,000)	(641,248)
Acquisition of securities available-for-sale	(12,301,966)	—
Proceeds from maturities of securities available-for-sale	1,021,820	823,403
Proceeds from calls of securities available-for-sale	4,879,941	—
Proceeds from calls of securities held-to-maturity	7,366,498	—
(Increase) decrease of restricted equity securities	588,700	(300,000)
Purchase of life insurance policies	(203,000)	(1,239,000)
Proceeds from sale of other real estate owned	180,175	—
Net (increase) decrease in federal funds sold	567,000	(6,186,000)
Net increase in loans	(62,642,638)	(46,618,242)
Purchase of premises and equipment	(1,730,545)	(1,361,366)

Net cash used in investing activities	(58,297,212)	(64,836,486)

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	For the nine months ended September 30,
	2003	2002
Financing Activities
Net increase (decrease) in deposits	(14,044,723)	27,295,086
Net decrease in other borrowings	(121,083,139)	(58,124,165)
Proceeds from the issuance of common stock	6,294	7,195,419
Proceeds from the exercise of stock options	98,624	104,220
Dividends paid	(576,014)	(475,113)

Net cash used in by financing activities	(135,598,958)	(24,004,553)

Net increase in cash and due from banks	17,845,255	1,653,359
Cash and due from banks at beginning of year	17,607,864	11,936,985

Cash and due from banks at end of period	$35,453,119	$13,590,344

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	10,045,286	8,611,506
Cash paid during period for taxes	16,419,516	5,195,980
Principal balances of loans transferred to other real estate owned	2,935,663	1,016,775

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements of Crescent Banking Company (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim periods.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted the Financial Accounting Standards Board’s, or the “FASB”, Statement of Financial Accounting Standards, or “FAS,” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of SFAS No. 133,” which are collectively referred to as “FAS 133.” Under FAS 133, all derivative financial instruments are recognized on the balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either (1) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a “fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge) or (3) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in net income of the current period.

On April 30, 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133. The provisions of FAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. Management of the Company presently does not believe that the provisions of FAS No. 149 will have a material impact on the Company’s future results of operations.

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

The Company considers the locked pipeline to be a portfolio of free-standing derivative instruments. The Company also considers the mandatory sales commitments and options to deliver mortgage-backed securities that are used to hedge the locked pipeline to be free-standing derivative instruments. Accordingly, the Company records the fair value of its derivative instruments on its consolidated balance sheet and changes in fair value in net income of the current period.

For the nine months ended September 30, 2003, the impact on the Company’s derivatives on net income, net of the tax effect was a loss of $(78,548), compared to a loss of $(271,368) for the nine months ended September 30, 2002. The $(78,548) FAS 133 effect on net income during the nine-month period ended September 30, 2003 reflects the change in the fair value of the Company’s freestanding derivatives of $(126,690), net of the related tax effect of $48,142.

For the three months ended September 30, 2003, the impact on the Company’s derivatives on net income, net of the tax effect was a loss of $(389,345) compared to a loss of $(66,471) for the three months ended September 30, 2002. The $(389,345) FAS 133 effect on net income during the three-month period ended September 30, 2003 reflects the change in the fair value of the Company’s freestanding derivatives of $(627,975), net of the related tax effect of $238,630.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 2003, the Company services on behalf of others mortgage loans with principal balances totaling $735.2 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Nine Months Ended September 30, 2003
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per- Share Amount
Basic earnings per share	$16,534,828	2,445,066	$6.76
Effect of dilutive securities stock options and restricted stock	—	117,966	—
Diluted earnings per share	$16,534,828	2,563,033	$6.45

	Nine Months Ended September 30, 2002
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per- Share Amount
Basic earnings per share	$6,864,880	2,090,489	$3.28
Effect of dilutive securities stock options and restricted stock	—	96,507	—
Diluted earnings per share	$6,864,880	2,186,996	$3.14

	Three Months Ended September 30, 2003
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per- Share Amount
Basic earnings per share	$2,916,407	2,453,959	$1.19
Effect of dilutive securities stock options and restricted stock	—	135,564	—
Diluted earnings per share	$2,916,407	2,589,523	$1.13

	Three Months Ended September 30, 2002
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per- Share Amount
Basic earnings per share	$2,672,537	2,423,221	$1.10
Effect of dilutive securities stock options and restricted stock	—	116,063	—
Diluted earnings per share	$2,672,537	2,539,284	$1.05

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: (1) commercial banking, and (2) mortgage banking. The commercial banking segment provides traditional banking services offered through Crescent Bank & Trust Company, the Company’s wholly-owned commercial banking subsidiary (the “Bank” or “Crescent Bank”). The mortgage banking segment provides mortgage loan origination and servicing offered through Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”), and through the Bank’s mortgage division. In April 2003, the Bank transferred its mortgage division’s wholesale origination of mortgage loans for sale operations to CMS. As discussed in Note 8 of the financials, on November 4, 2003, CMS entered into a definitive agreement with Carolina Financial Corporation and its affiliates to sell its wholesale residential mortgage business segment.

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

	For the Nine Months Ended September 30, 2003
	Commercial Banking	Mortgage Banking	All Other(1)	Total
Interest Income	$11,381,835	$8,243,469	—	$19,625,304
Interest Expense	$4,377,061	$5,244,812	$231,438	$9,853,311

Net Interest income	$7,004,774	$2,998,657	$(231,438)	$9,774,993
Provision for loan losses	$866,000	—	—	$866,000
Non-interest income	$2,296,234	$41,913,306	$2,756	$44,212,296
Non-interest expenses	$5,949,016	$19,663,372	$628,706	$26,241,094
Segment pre-tax earnings/(loss)	$2,485,992	$25,248,591	$(857,388)	$26,877,195
Segment assets	$313,858,353	$146,249,378		$460,107,731

	For the Nine Months Ended September 30, 2002
	Commercial Banking	Mortgage Banking	All Other(1)	Total
Interest Income	$9,128,084	$7,555,229	—	$16,683,313
Interest Expense	$2,906,060	$5,642,953	—	$8,549,013

Net Interest income	$6,222,024	$1,912,276	—	$8,134,300
Provision for loan losses	$740,000	—	—	$740,000
Non-interest income	$1,232,690	$16,661,816	—	$17,894,506
Non-interest expenses	$4,522,599	$9,714,302	$398,023	$14,634,924
Segment pre-tax earnings/(loss)	$2,192,115	$8,859,790	$(398,023)	$10,653,882
Segment assets	$232,145,621	$231,270,125		$463,415,746

	For the Three Months Ended September 30, 2003
	Commercial Banking	Mortgage Banking	All Other(1)	Total
Interest Income	$4,027,171	$2,038,130	—	$6,065,301
Interest Expense	$1,522,862	$1,575,898	$87,763	$3,186,523

Net Interest income	$2,504,309	$462,232	$(87,763)	$2,878,778
Provision for loan losses	$230,000	—	—	$230,000
Non-interest income	$663,948	$8,883,432	$1,378	$9,548,758
Non-interest expenses	$2,110,814	$5,225,295	$54,866	$7,390,975
Segment pre-tax earnings/(loss)	$827,443	$4,120,369	$(141,251)	$4,806,561

	For the Three Months Ended September 30, 2002
	Commercial Banking	Mortgage Banking	All Other(1)	Total
Interest Income	$3,460,577	$2,897,477	—	$6,358,054
Interest Expense	$875,513	$2,223,565	—	$3,099,078

Net Interest income	$2,585,064	$673,912	—	$3,258,976
Provision for loan losses	$305,000	—	—	$305,000
Non-interest income	$493,585	$5,304,835	—	$5,798,420
Non-interest expenses	$1,910,303	$2,844,957	$104,168	$4,859,428
Segment pre-tax earnings/(loss)	$863,346	$3,133,790	$(104,168)	$3,892,968

(1)	“All Other” primarily consists of Holding Company activity.

NOTE 7—STOCK COMPENSATION PLANS

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. As prescribed by Opinion No. 25, no compensation cost is recognized for stock options issued under the Company’s stock option plans that have no intrinsic value at grant date. Compensation cost is recognized for stock options which do have intrinsic value at the grant date. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	2,916,407	2,672,537	16,534,827	6,864,880

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,860	9,343	32,112	38,813

Pro forma net income	2,911,547	2,663,194	16,502,715	6,826,067

Earnings per share:
Basic – as reported	1.19	1.10	6.76	3.28
Basic – pro forma	1.19	1.10	6.75	3.27
Diluted – as reported	1.13	1.05	6.45	3.14
Diluted – proforma	1.12	1.05	6.44	3.12

NOTE 8—SUBSEQUENT EVENTS

On November 4, 2003, the Company entered into a definitive agreement with Carolina Financial Corporation (“Carolina”) to sell the wholesale residential mortgage business conducted by its subsidiary, CMS. Under the definitive agreement, Carolina will purchase all CMS’s mortgage loans, pipeline mortgage loans and fixed assets and assume all leases and liabilities related to the transferred assets. The assets will be sold at their book value or carrying value. Carolina will offer jobs to all CMS employees at their current locations, and senior management of CMS will continue to manage the business for Carolina after the sale. The Company will be paid 100% of the profits from the mortgage pipeline during the first 60 days following closing as well as 30% of the pre-tax income of the business for the nine months following the first 60 day period. The Company will retain the mortgage servicing portfolio of approximately $735 million. In connection with the transaction, the Company agreed to refrain from engaging in the wholesale residential mortgage business in competition with Carolina for one year following the closing. CMS expects to complete the transactions contemplated by the agreement prior to the end of the fourth quarter of 2003. Consummation of the sale is subject to the satisfaction or waiver of a number of conditions and we cannot be assured that the conditions will be satisfied or waived or that the transactions will be consummated.

As a result of the transaction, the Company expects to reduce its outstanding indebtedness to only the $3.5 million of outstanding trust preferred securities, and to have approximately $22 million of capital available to support operations and growth. The proceeds from the sale of the wholesale residential mortgage business will be available to support expansion in our existing markets through internal growth, and to support expansion in new markets through strategic acquisitions and new branches. The Bank is applying to expand with two new offices in Bartow County, Georgia, and another in Forsyth County, Georgia.

Upon the closing of the sale, results from the wholesale residential mortgage operations will be reclassified from continuing operations to discontinued operations for financial reporting purposes. As required under generally accepted accounting principles, the Company will reclassify the previously reported historical financial statements to reflect the wholesale residential mortgage operations as discontinued operations when presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following unaudited pro forma condensed consolidated financial statements disclose the wholesale residential mortgage operations as discontinued operations.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$35,453,119	$17,607,864
Interest bearing deposits in banks	49,134	5,025,937
Federal fund sold	2,257,000	2,824,000
Securities available-for-sale	16,817,155	10,278,727
Securities held-to-maturity, at cost (fair value of $4,088,294 and $10,190,113, respectively)	3,895,306	9,830,727
Restricted equity securities	1,291,175	1,879,875
Mortgage loans held for sale	2,145,013	—
Loans	260,046,256	200,298,696
Less allowance for loan losses	3,285,062	2,548,110

Loans, net	256,761,194	197,750,586
Premises and equipment, net	7,280,988	6,344,001
Other real estate owned	4,116,376	1,391,399
Mortgage servicing rights	3,204,235	2,084,863
Cash surrender value of life insurance	5,496,591	5,126,833
Deposit intangible	426,233	481,828
Accounts receivable-brokers and escrow agents	4,808,705	8,210,320
Other assets	10,194,562	7,207,520
Assets related to discontinued operations	105,910,945	285,505,642

Total assets	$460,107,731	$561,550,122

Liabilities
Deposits
Noninterest-bearing	$29,356,823	$56,549,579
Interest-bearing	243,597,995	230,449,962

Total deposits	272,954,818	286,999,541
Accrued interest and other liabilities	15,699,666	15,482,566
Other borrowings	13,100,000	6,100,000
Liabilities related to discontinued operations	107,348,039	218,078,446

Total liabilities	409,102,523	526,660,553
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,464,563 and 2,433,435 issued, respectively	2,464,563	2,433,435
Capital surplus	16,711,904	16,307,557
Retained earnings	31,934,962	15,976,149
Treasury stock, 6,668 shares	(36,091)	(36,091)
Accumulated other comprehensive income	(70,130)	208,519

Total shareholders’ equity	51,005,208	34,889,569

Total liabilities and shareholders’ equity	$460,107,731	$561,550,122

CRESCENT BANKING COMPANY AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Interest income	$4,027,171	$3,460,577	$11,381,835	$9,128,084
Interest expense	1,610,625	875,513	4,608,499	2,906,060

Net interest income	2,416,546	2,585,064	6,773,336	6,222,024

Provision for loan losses	230,000	305,000	866,000	740,000

Net interest income after provision for loan losses	2,186,546	2,280,064	5,907,336	5,482,024

Non-interest income	665,326	493,585	2,298,990	1,232,690

Non-interest expense	2,165,680	2,014,471	6,247,164	4,822,198

Income from continuing operations before income tax	686,192	759,178	1,959,162	1,892,516

Provision for income taxes	279,752	238,000	753,887	673,064

Income from continuing operations	406,440	521,178	1,205,275	1,219,452

Income from discontinued operations	2,509,967	2,151,359	15,329,552	5,645,428

Net income	$2,916,407	$2,672,537	$16,534,827	$6,864,880

Weighted average shares outstanding during the period:
Basic shares	2,453,959	2,423,221	2,445,066	2,090,489
Diluted shares	2,589,523	2,539,284	2,563,033	2,186,996

Net income per common share
Basic:
Income from continuing operations	$0.17	$0.21	$0.49	$0.58
Income from discontinued operations	1.02	1.89	6.27	2.70

Net income	$1.19	$1.10	$6.76	$3.28

Diluted:
Income from continuing operations	$0.16	$0.20	$0.47	$0.56
Income from discontinued operations	0.97	0.85	5.98	2.58

Net income	$1.13	$1.05	$6.45	$3.14

Total revenues for discontinued operations for the three months and nine months ended September 30, 2003 were $10,921,562 and $50,156,775 compared to $8,202,312 and $24,217,045 for the three months and nine months ended September 30, 2002. The provision for income taxes for discontinued operations for the three months ended September 30, 2003 and 2002 were $1,610,402 and $982,431, respectively. The provision for income taxes for discontinued operations for the nine months ended September 30, 2003 and 2002 were $9,588,481 and $3,115,938, respectively.

At September 30, 2003, on a proforma basis, our total consolidated shareholders’ equity was $51.0 million, or 14.40% of total consolidated assets. On a proforma basis, at September 30, 2003, our ratio of total consolidated capital to risk-adjusted assets would be 18.93%, 17.78% of which consisted of tangible common shareholders’ equity. The Company’s leverage ratio was 13.41%. At December 31, 2002, on a proforma basis, our total consolidated shareholders’ equity was $34.9 million, or 12.64% of total consolidated assets. On a proforma basis, at September 30, 2003, our ratio of total consolidated capital to risk-adjusted assets would be 17.22%, 16.14% of which consisted of tangible common shareholders’ equity. The Company’s leverage ratio was 14.65%.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

                  In January 2003, the Financial Accounting Standards Board, or “FASB,” issued FASB Interpretation, or “FIN,” 46, which clarifies the application of Accounting Research Bulletin, or “ARB,” 51, Consolidated Financial Statements, to certain entities – called variable interest entities – in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and presently does not expect FIN 46 to have a material impact effect on the Company. However, in connection with FIN 46, the Company understands that the SEC is considering whether or not to require that statutory trusts used to issue trust preferred securities be deconsolidated from their affiliated bank holding company. Deconsolidation would result in the trust preferred securities being ineligible as Tier 1 capital under the Federal Reserve’s Capital Adequacy Guidelines. It is uncertain whether or not currently outstanding trust preferred securities, including the $3.5 million of the Company’s trust preferred securities would be “grandfathered” and remain as Tier 1 capital. If not grandfathered by the Federal Reserve, the Company would have the right, subject to prior Federal Reserve approval, and adequate capital and liquidity, to redeem its outstanding trust preferred securities upon payment of all principal and accrued but unpaid interest thereon. Also, if the outstanding trust preferred is not grandfathered as Tier 1 capital, the amount of the trust preferred securities that would be includible in the Company’s Tier 2 capital for regulatory purposes is uncertain.

Accordingly, a determination by the SEC requiring deconsolidation of statutory trusts generally could have a material adverse effect on the Company’s capital adequacy and financial condition. Although the Company presently does not have the capital or liquidity to redeem its $3.5 million of outstanding trust preferred securities, the Company presently expects to have sufficient funds for this purpose, if needed, following the closing of the sale of the Company’s wholesale mortgage business. Given the relative size of the trust preferred securities in the Company’s overall capital structure, the Company’s management presently believes that its is unlikely that it will redeem its trust preferred securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital and Liquidity.”

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain statements made or incorporated by reference in this report, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933 , as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that may be forward-looking statements. Readers can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local regional national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures (including the sale to Carolina of the wholesale residential mortgage business conducted by CMS), including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Critical Accounting Policies

Our accounting policies are in accordance with accounting principles generally accepted in the United States and general practices within our industries. The application of certain of these accounting policies involves a significant amount of judgment and the use of estimates and assumptions based upon the information available at the time. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different assumptions or conditions were to prevail, and depending upon the magnitude of any such changes, then our actual financial condition and results of operations may prove to be materially different from the presentation herein.

We believe that the following policies are particularly sensitive in terms of the judgments and the extent to which estimates are used:

•	the allowance for loan losses;

•	the value of mortgage servicing rights; and

•	the use of derivatives in connection with our mortgage business.

Allowance for Loan Losses

The establishment of our allowance for loan losses related to our commercial banking loans is based upon our assessments of information available to us at the time of determination, and is based upon a number of factors, including our historical experience, economic conditions, underlying collateral, and issues with respect to individual borrowers. These all involve estimates and judgments that are subject to change. Furthermore, due to our determination and experience that mortgage loans originated for resale have little default risk to us during the limited period between origination and sale and are carried at the lower of cost or market, we do not maintain an allowance related to such mortgage loans. If for any reason we were unable to sell such mortgage loans promptly, then we would have to consider increasing the allowance for loan losses. We do, however, maintain a separate allowance for recourse obligations relating to such mortgage loans sold in the secondary market.

Mortgage Servicing Rights

Mortgage servicing rights represent the relative fair value of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Mortgage servicing rights are amortized over a five year estimated life. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At September 30, 2003, based on our third party analysis no valuation allowance was required for our mortgage servicing rights.

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

All of these are considered free-standing derivative instruments, and changes in the fair values are reported in the net income for each period. We believe that the primary market risk facing us is interest rate risk related to our pipeline of interest rate lock commitments issued on residential mortgage loans in the process of origination for sale. Our policies require that a specific percentage of our locked pipeline be hedged with mandatory sales commitments or options to deliver mortgage-backed securities that generally correspond with the composition of the locked pipeline. The amount of the derivatives employed are based upon our historical experience and estimates and judgments based upon current and anticipated interest rate and economic conditions, the composition and nature of our pipeline, the length of the remaining commitment periods and anticipated fallout rates of loans in the pipeline that do not close.

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

Our other principal source of revenue is the fees and income we earn from the origination, holding, servicing and sale of residential first mortgage loans and mortgage servicing rights. Revenues from our mortgage banking operations vary significantly due to, among other things:

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

We have experienced significant changes in market interest rates, with the resulting historically low rates causing corresponding significant increases in our mortgage production and revenues during the first nine months of 2003, as described below under “—Results of Our Mortgage Banking Business.”

Interest Income

We had total interest income of $6.1 million and $19.6 million for the three and nine months ended September 30, 2003, compared to $6.4 million and $16.7 million for the three and nine months ended September 30, 2002. The $0.3 million or 5% decrease for the three months ended September 30, 2003 over the three months ended September 30, 2002 is attributable to a decrease in the yield on earning assets from 6.33% in the third quarter of 2002 to 5.05% in the third quarter of 2003. The decrease in our yield on earning assets is mainly attributable to the reductions of the prime rate in the market and lower mortgage rates in the third quarter of 2003. The effect on interest income from the decrease in yield on earning assets was mostly offset by an increase in average earning assets of approximately $97.5 million from the third quarter in 2002 compared to the third quarter in 2003.

For the nine months ended September 30, 2003, total interest income was $19.6 million, an increase of approximately 18% over our total interest income of $16.7 million for the same period ended September 30, 2002. This increase in interest income was mainly attributable to an increase in average interest-earning assets, in particular, average commercial banking loans and average mortgage loans held for sale. Average interest-earning assets totaled $478.7 million at September 30, 2003, compared to $370.8 million at September 30, 2002. Of the $107.9 million increase in average interest-earning assets, $83.2 million was from an increase in average commercial banking loans and $21.0 million was from an increase in average mortgage loans held for sale. The effect on interest income from the increase in average earning assets was partially offset by a decrease in the yield on earning assets. The Company’s yield on earning assets decreased from 6.02% for the nine months ended September 30, 2002 to 5.48% for the same period ended September 30, 2003. In particular, the Bank’s yield on commercial loans decreased from 7.26% for the nine months ended September 30, 2002 to 6.06% for the nine months ended September 30, 2003. As stated above, the decrease in our yield on earning assets in 2003 is mainly attributable to the reductions in the prime rate and lower mortgage rates in 2003.

Interest Expense

Our total interest expense for the three months ended September 30, 2003 amounted to $3.2 million compared to $3.1 million for the three months ended September 30, 2002. Our total interest expense for the nine months ended September 30, 2003 amounted to $9.9 million compared to $8.5 million for the nine months ended September 30, 2002. The increase in interest expense for the three months and nine months ended September 30, 2003 compared to the same periods in 2002 resulted from an increase in our interest-bearing liabilities and a 60 basis point increase in 2003 in the costs of our primary mortgage warehouse facilities. This increase was partially offset by a decrease in our cost of funds, particularly cost of deposits. Our interest-bearing liabilities averaged $431.7 for the nine months ended September 30, 2003, compared to $335.6 million for the nine months ended September 30, 2002. The increase in interest expense derived from the increase in average interest-bearing liabilities was partially offset by a decrease in our cost of funds from 3.40% for the nine months ended September 30, 2002 to 3.05% for the nine months ended September 30, 2003. In particular, the Bank’s cost of deposits decreased from 3.86% for the nine months ended September 30, 2002 to 2.85% for the nine months ended September 30, 2003. The Bank decreased interest rates on interest-bearing deposits between 100 and 150 basis points in the fourth quarter of 2002 and in 2003 due to the low interest rate environment and in correlation with the drop in the prime rate by 75 basis points in that same time period. The decrease in the cost of the commercial bank deposits by 101 basis points from 2002 to 2003 was offset by a 60 basis point increase in the cost of the primary mortgage warehouse facilities at CMS, which were required by our primary mortgage warehouse lender in the first quarter of 2003. In the three month periods ended September 30, 2003 and September 30, 2002, interest expense accounted for 30% and 38% of total expenses, respectively. In the nine month periods ended September 30, 2003 and September 30, 2002, interest expense accounted for 27% and 36% of total expenses, respectively. The decrease in the percentage of interest expense for the three months and nine months ended September 30, 2003 resulted from the net decrease in the Bank’s cost of funds and the growth of other operating expenses, principally incurred to support our mortgage banking business.

Net Interest Income

Our net interest income for the nine months ended September 30, 2003 was $9.8 million, and our net interest margin was 2.73%. We had a net interest spread of 2.43% for the nine months ended September 30, 2003. Net interest income, net interest margin and interest spread for the nine months ended September 30, 2002 were $8.1 million, 2.93% and 2.61%, respectively. Our net interest income, net interest margin and interest spread for the quarter ended September 30, 2003 were $2.9 million, 2.40% and 2.11%, compared to $3.3 million, 3.25% and 2.64%, for the quarter ended September 30, 2002. The main factor contributing to the decrease in the Company’s net interest margin and net interest spread for the three months and nine months ended September 30, 2003 and in the Company’s net interest income for the three months ended September 30, 2003 was the decrease in the yield on earning assets. The yield on earning assets decreased 128 basis points from 6.33% for the quarter ended September 30, 2002 to 5.05% for the quarter ended September 30, 2003 and 54 basis points from 6.02% for the nine months ended September 30, 2002 to 5.48% for the nine months ended September 30, 2003. As stated above, the decrease in our yield on earning assets in 2003 is attributable to the reductions in the prime rate and lower mortgage rates in 2003. With the decrease in yield on interest earning assets, the Company’s cost of funds decreased only 75 basis points and 35 basis points, respectively, for the three months and nine months ended September 30, 2003 compared to the same periods in 2002. With the decrease in the Company’s yield on earning assets being greater than the decrease in the Company’s cost of funds, the Company’s net interest income, net interest margin and net interest spread compressed in 2003.

Provision for Loan Losses

For the three months and nine months ended September 30, 2003, we made a provision to the allowance for loan losses of $230,000 and $866,000, respectively, and incurred net charge-offs of $62,036 and $129,048, respectively, of commercial banking loans. For the three and nine months ended September 30, 2002, we made a provision to the allowance for loan losses of $305,000 and $740,000, respectively, and incurred net charge-offs of $75,639 and $130,379, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding during the year were 0.080% (annualized) for the nine months ended September 30, 2003, 0.15% for the year ended December 31, 2002 and 0.12% (annualized) for the nine months ended September 30, 2002. The Bank’s charge-offs in the first nine months of 2003 mainly consisted of two commercial loan charge-offs of

$66,143 and various installment and other consumer loans, while the charge-offs in 2002 were related to one residential construction loan for $20,001 with the remaining balance being various installment and other consumer loans. In the first quarter of 2003, the Bank also had a recovery of $46,621 related to a commercial loan charged-off in 2002. The increase in the amount of the provision for loan losses for the nine months ended September 30, 2003 from the nine months ended September 30, 2002 mainly related to the increases in the loan portfolio. Our commercial loan portfolio increased approximately $59.7 million during the first nine months of 2003 while it increased approximately $42.8 million during the first nine months of 2002. As a result of this growth in our commercial loan portfolio, we adjusted our allowance for loan losses to account for our historical experience with various borrowers and our current experience. The allowance for loan losses as a percentage of total commercial banking loans was 1.26%, 1.27% and 1.30% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

Non interest Income

Our non-interest income was $9.5 million and $44.2 million for the three and nine months ended September 30, 2003 compared to $5.8 million and $17.9 million for the three and nine months ended September 30, 2002. The increase in non-interest income for both the three month and nine month periods was related to the increase of gains on the sale of mortgage loans held for sale and mortgage servicing rights and other mortgage related fees we realized in 2003. Our mortgage banking business’ non-interest income was $8.9 million and $41.9 million for the three and nine months ended September 30, 2003 compared to $5.3 million and $16.7 million for the three and nine months ended September 30, 2002. See further discussion as described below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Non interest Expenses

Our non-interest expenses were $7.4 million and $26.2 million in the three and nine months ended September 30, 2003 compared to $4.9 million and $14.6 million in the three and nine months ended September 30, 2002. The increase in non-interest expenses was primarily related to the increase in volume of our mortgage operations. We closed approximately $4.4 billion of mortgage loans in the first nine months of 2003, compared to $2.7 billion in the first nine months of 2002. Our mortgage banking business’ non-interest expense was $5.2 million and $19.7 million for the three and nine months ended September 30, 2003 compared to $2.8 million and $8.9 million for the three and nine months ended September 30, 2002. See further discussion below under “—Results of Operations—Results of Our Mortgage Banking Business.”

Net Income

Our net income for the three and nine months ended September 30, 2003 was $2.9 million and $16.5 million. For the same periods ended September 30, 2002, net income was $2.7 million and $6.9 million. Basic and diluted earnings per share were $1.19 and $1.13 for the three months ended September 30, 2003 and $6.76 and $6.45 for the nine months ended September 30, 2003. For the three months ended September 30, 2002, basic and diluted earnings per share were $1.10 and $1.05 and for the nine months ended September 30, 2002 were $3.28 and $3.14. The increase in net income primarily resulted from the increase in mortgage production and resulting gains on the sale of mortgage loans held for sale and mortgage servicing rights. Pretax net income from mortgage operations was $4.1 million and $25.2 million for the three and nine months ended September 30, 2003 compared to $3.1 million and $8.9 million for the three and nine months ended September 30, 2002. See below under “—Results of Operations—Results of Our Mortgage Banking Business.” Income tax as a percentage of pretax net income was approximately 39% and 38% for the three and nine months ended September 30, 2003.

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking increased 16% to $4.0 million for the three months ended September 30, 2003 from $3.5 million for the three months ended September 30, 2002. Our interest income related to commercial banking increased 25% to $11.4 million for the nine months ended September 30, 2003, from $9.1 million for the nine months ended September 30, 2002. This increase in interest income from 2002 to 2003 was the result of a higher volume of average commercial banking loans. Average commercial banking loans increased $86.2 million, or 53%, for the quarter ended September 30, 2003 and $83.2 million, or 57%, for the three quarters ended September 30, 2003, over the same periods for 2002. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of Crescent Bank’s operations in the last year in each of Bartow, Cherokee, and Forsyth Counties, Georgia. The increase in interest income from the growth of commercial banking loans was partially offset by a decline in yield on the commercial banking interest-earning assets. The average yield for the third quarter of 2003 was 5.55% compared with 7.11% for the same period in 2002. For the nine months ended September 30, 2003, the average yield was 5.86% compared to 7.06% for the same period in 2002. This decline in yield was the result of repricing interest-earning assets as rates declined in 2002 and 2003.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended September 30, 2003 amounted to $1.5 million, compared to $875,513 for the three months ended September 30, 2002. Our interest expense related to the commercial banking business for the nine months ended September 30, 2003 amounted to $4.4 million, compared to $2.9 million for the nine months ended September 30, 2002. The interest expense for these periods is net of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the commercial bank. The intercompany interest charged decreased significantly from $0.9 million for the third quarter in 2002 to zero for the third quarter in 2003 and from $2.6 million for the first nine months of 2002 to $0.5 million for the first nine months in 2003. This decrease in intercompany charges was due to the Bank transferring its mortgage loan production from its mortgage division into CMS in April 2003. Interest expense related to commercial banking deposits was $1.5 million and $4.9 million for the three months and nine months ended September 30, 2003, respectively, compared to $1.9 million and $5.5 million for the three and nine months ended September 30, 2002. Average interest-bearing deposits increased $27.2 million, or 13%, from $210.8 million for the three months ended September 30, 2002 to $238.0 million for the three months ended September 30, 2003. Average interest-bearing deposits increased $40.5 million, or 21%, from $189.4 million for the nine months ended September 30, 2002 to $229.9 million for the nine months ended September 30, 2003. The increase in interest-bearing deposits was mainly attributable to a CD promotion that the Bank had during the last two quarters of 2002. The decrease in interest expense from commercial banking deposits from 2002 to 2003 resulted principally from the repricing of deposits in the low interest rate environment, partially offset by a higher volume of interest-bearing deposits. The cost of funds from commercial banking deposits declined from 3.65% and 3.86% for the three and nine months ended September 30, 2002 to 2.53% and 2.85% for the three and nine months ended September 30, 2003. The decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined from 4.46% for the nine months ended September 30, 2002 to 3.48% for the nine months ended September 30, 2003. In both the third quarter of 2003 and 2002, interest expense accounted for 41% and 28%, respectively, of our total commercial banking business expenses. In the first nine months of 2003 and 2002, interest expense accounted for 42% and 36% of our total commercial banking business expenses, respectively. The increase in the percentage of interest expense as a percentage of total expenses for both the three and nine months ended September 30, 2003 compared to the same period in 2002 resulted from the decrease in the intercompany interest for the commercial banking segment of $0.9 million for the three months ended September 30, 2003, and $2.1 million for the nine months ended September 30, 2003. The intercompany interest decreased due to the Bank transferring its loan production from its mortgage division to CMS in April 2003. This intercompany interest is recorded as a reduction of interest expense for the commercial banking segment.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2003 were $2.5 million, 3.45%, 3.02% and $6.5 million, 3.33%, 3.01%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2002 were $1.5 million, 3.12%, 3.46% and $3.7 million, 2.83%, 3.20%, respectively. These calculations of the net interest income, net interest margin and the net interest spread do not include the effects of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the commercial banking business. If the effects of intercompany interest were included in the calculation, net interest income would be $2.5 million and $2.6 million for the three months ended September 30, 2003 and September 30, 2002 and $7.0 million and $6.2 million for the nine months ended September 30, 2003 and September 30, 2002. The increase in 2003 in net interest income and net interest margin for commercial banking was mainly due to two factors. The first factor was a higher level of average commercial banking loans, which increased 53% and 57%, respectively, during the three and nine month periods ended September 30, 2003 from the same periods in 2002. With this loan growth, the Bank’s average loan to average deposit ratio increased from 66% at September 30, 2002 to 85% at September 30, 2003. The second factor was the decrease in the Bank’s cost of funds for deposits, in particular, time deposits. The cost of funds from commercial banking deposits declined 112 and 102 basis points, respectively, during the three and nine month periods ended September 30, 2003 from the same periods in 2002. The decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined 98 basis points from 2002 to 2003 due to the low interest rate environment. The increases in the net interest income and net interest margin from these two factors were partially offset by a decrease in the yield on earning assets of 156 and 120 basis points, respectively, during the three and nine month periods ended September 30, 2003 from the same periods in 2002.

Non-interest Income

Our non-interest income related to our commercial banking business was $663,948 and $2.3 million in the three and nine months ended September 30, 2003 compared to $493,585 and $1.2 million in the three and nine months ended September 30, 2002. One contributor to the increases in non-interest income was the increase in income from the Bank’s SBA department of approximately $58,000 for the nine months ended September 30, 2003. The Bank’s SBA department experienced an increase in SBA loans closed and sold in 2003 due to the Bank’s recent opening of its SBA office in the second quarter of 2002. The Bank also incurred gains on calls of investment securities of $122,267 for the three months ended September 30, 2003 and $349,376 for the nine months ended

September 30, 2003 compared none in 2002 for the three and nine month periods. The Bank also had an increase in the retail mortgage origination fees of $169,867 and $704,663 for the three months and nine months ended September 30, 2003 compared to similar periods in 2002. This increase was due to the low interest rate environment in 2003 leading to an increase in mortgage loans originated. Non-interest income related to our commercial banking business was 14% and 17% of total revenues in the three and nine months ended September 30, 2003 compared to 12% in both the three and nine months ended September 30, 2002. The increase in non-interest income as a percentage of total revenues was due to the gains on call of securities and the increase in mortgage origination income in 2003.

Non-interest Expenses

Our non-interest expenses related to our commercial banking business were $2.1 million and $5.9 million in the three and nine months ended September 30, 2003 compared to $1.9 million and $4.5 million in the three and nine months ended September 30, 2002. The increase in non-interest expenses in 2003 from 2002 for the nine month period was attributable to an increase in salaries and benefits of approximately $655,000, in overhead costs of approximately $48,000, consisting primarily of supply expenses, telephone expenses, postage expenses, and in other operating expenses of approximately $217,000, including filing and recording fees, business occupancy taxes, and charitable donations. Salaries and other payroll expenses increased approximately $655,000 in the first nine months of 2003 due to our addition of twelve new employees to our commercial banking staff in the last quarter of 2002 and 2003 and due to regular annual raises and increases in year-end bonuses. The Bank has also seen an increase of approximately $94,000 in its cost for its executive life insurance benefit plan in 2003 from 2002. This increase in costs was mainly due to the growth in the size of the benefit plan and the addition of 3 new eligible employees. The Bank made an increase to the benefit liability in April 2003 of approximately $127,000 based on new projections for the benefit plan. The increase in overhead costs and other operating expenses in 2003 were mainly attributable to the Bank’s overall growth in asset size, revenues and number of customers, and to the Cartersville branch moving from a rented space into a new office in June 2002.

The increases in non-interest expenses were offset by an increase in the amount of commercial banking costs netted against commercial banking loan origination fees. Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of non-interest expenses in the statement of income. At September 30, 2003, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $1,126,821, compared to $1,323,685 at September 30, 2002.

Pretax Net Income

For the three and nine months ended September 30, 2003, our commercial banking pre-tax income was $827,443 and $2.5 million, respectively. This compares to a pre-tax income of $863,346 and $2.2 million for the three and nine months ending September 30, 2002. Pretax income for the third quarter of 2003 decreased in comparison to the third quarter of 2002 by $35,903 or 4%, primarily due to the reduction in intercompany interest netted against interest expense in the third quarter of 2003. Pretax income for the nine months ended September 30, 2003 increased in comparison to the same period in 2002 by $293,877 or 13%. See further discussion above under “—Results of Operations—Results of Our Commercial Banking Business.”

Results of Our Mortgage Banking Business

We experienced significant changes in mortgage loan production in 2002 and the first nine months of 2003 that were directly related to changes in interest rates that took place in late 2002 and 2003. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points, and during 2002, it reduced interest rates another 50 basis points and further reduced rates another 25 basis points in the second quarter of 2003. This reduction in interest rates and the slowdown in the economy has caused mortgage rates to fall to historical lows. We closed $4.3 billion of mortgage loans during the first nine months of 2003, compared to $2.7 billion in the first nine months of 2002. We closed $1.3 billion of mortgage loans during the third quarter of 2003 compared to $1.1 billion during the third quarter of 2002. However, the rate on the 30 year fixed rate mortgage has increased approximately 75 basis points since the end of the second quarter of 2003, and we have seen our mortgage pipeline decrease from $1.2 billion at June 30, 2003 to $550 million at September 30, 2003. Our mortgage loans closed from the second quarter of 2003 to the third quarter of 2003 decreased from $1.7 billion to $1.3 billion and net income from the mortgage banking segment decreased from $13.0 million in the second quarter of 2003 to $2.5 million in the third quarter of 2003. Production levels in the fourth quarter should continue the trend, decreasing even further from the levels in the third quarter of 2003, which could reduce our net income in the future.

Interest Income

Our interest income from mortgage banking was $8.2 million for the nine months ended September 30, 2003, compared to $7.6 million for the nine months ended September 30, 2002. Our interest income from mortgage banking was $2.0 million for the three months ended September 30, 2003, compared to $2.9 million for the three months ended September 30, 2002. Mortgage loans held for sale averaged $218.9 million for the nine months ended September 30, 2003 with a yield of 5.04%, compared to $197.9 million for the nine months ended September 30, 2002 with a yield of 5.10%. The increase in interest income for the nine months ended September 30, 2003 was the result of an increase in average mortgage loans held for sale of $21.0 million partially offset by a decrease in the yield on mortgage loans held for sale of 6 basis points. The decline in yield was the result of the declining interest rate environment in 2003.

Mortgage loans held for sale averaged $188.2 million for the three months ended September 30, 2003 with a yield of 4.29%, compared to $205.2 million for the three months ended September 30, 2002 with a yield of 5.60%. The decrease in interest income for the three months ended September 30, 2003 was the result of a decrease in average mortgage loans held for sale of $17.0 million and of a decrease in the yield on mortgage loans held for sale of 131 basis points. The decline in yield was the result of the declining interest rate environment in 2003.

Interest Expense

Our interest expense related to mortgage banking was $5.2 million for the nine months ended September 30, 2003 compared to $5.6 million for the nine months ended September 30, 2002. Our interest expense related to mortgage banking was $1.6 million for the three months ended September 30, 2003 compared to $2.2 million for the three months ended September 30, 2002. The interest expense noted above includes the intercompany interest charged to the mortgage division for the use of funds from the commercial banking business. The mortgage division within the Bank used the Bank’s commercial deposits to fund some of its mortgage production. The intercompany interest charged decreased significantly from $0.9 million for third quarter in 2002 to zero for the third quarter in 2003 and from $2.6 million for the first nine months of 2002 to $0.5 million for the first nine months in 2003. This decrease was due to the Bank transferring its production from the mortgage division into CMS in April 2003 and terminating its related warehouse funding. Interest expense related to the mortgage warehouse lines and other borrowings related to the mortgage business was $4.7 million for the nine months ended September 30, 2003 and $3.1 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, interest expense related to the mortgage warehouse lines and other borrowings was $1.6 million compared to $1.3 million for the three months ended September 30, 2002. The increase in interest expense related to mortgage borrowings was due to the increase in average borrowings of $54.1 million and an increase in the cost of the borrowings of 32 basis points for the comparative nine month period. Average borrowings for the mortgage banking business increased $54.1 million, or 39%, from $140.0 million for the nine months ended September 30, 2002 to $194.1 million for the nine months ended September 30, 2003. The increase in borrowings was due to the increase in mortgage loan production from $2.7 billion for the first nine months of 2002 to $4.3 billion for the first nine months of 2003.

Also, as stated above, the Bank transferred its production from the mortgage division into CMS in April 2003, after which, the mortgage division no longer used the Bank’s commercial deposits for funding mortgage loans. With this funding source no longer available, the mortgage division has had to fund all of its production through its warehouse lines of credit, which has increased the average balance in 2003. The cost of funds from mortgage borrowings increased from 2.93% for the nine months ended September 30, 2002 to 3.25% for the nine months ended September 30, 2003. The increase in cost of funds from the mortgage borrowings was mainly due to an increase in the rate on one of CMS’ lines of credit from LIBOR plus 100 to 130 basis points to LIBOR plus 200 basis points when the line of credit was renegotiated in the first quarter of 2003. In the first nine months of each of 2003 and 2002, mortgage banking interest expense accounted for 27% and 37% of total expenses, respectively. In the third quarters of each of 2003 and 2002, mortgage banking interest expense accounted for 23% and 44% of total expenses, respectively. The decrease in the percentage of interest expense in the most recent quarter resulted from the growth of other operating expenses, principally incurred to support our mortgage banking growth.

Net Interest Income

Our net interest income from our mortgage banking operations for the first nine months of 2003 was $3.5 million, compared to $4.5 million for the first nine months of 2002. Our net interest margin from our mortgage banking operations was 2.15% for the first nine months of 2003, compared to 3.03% for the first nine months of 2002. These calculations of the net interest income and net interest margin do not include the effects of the intercompany interest charged to the mortgage division for the use of funds from the commercial banking business. The mortgage division within the Bank used the Bank’s commercial deposits to fund some of its mortgage production. If the effects of the intercompany interest were included in the calculation, net interest income and the net interest margin would be $3.0 million and 1.83% for the nine months ended September 30, 2003 and $1.9 million and 1.29% for the nine months ended September 30, 2002.

Our net interest income from our mortgage banking operations for the third quarter of 2003 was $462,000, compared to $1.8 million for the third quarter of 2002. Our net interest margin from our mortgage banking operations was 0.97% for the third quarter of 2003, compared to 3.05% for the third quarter of 2002. These calculations of the net interest income and net interest margin do not include the effects of the intercompany interest charged to the mortgage division for the use of funds from the commercial banking business. If the effects of the intercompany interest were included in the calculation, net interest income and the net interest margin would be $462,000 and 0.97% for the third quarter of 2003 and $674,000 and 1.30% for the third quarter of 2002.

The intercompany interest charged decreased significantly from $0.9 million during the third quarter of 2002 to none during the third quarter of 2003 and from $2.6 million during the first nine months of 2002 to $0.5 million during the first nine months in 2003. During April of 2003, our mortgage operations began to fund all of its mortgage production utilizing the warehouse lines of credit through CMS. Therefore, during the second quarter 2003, the intercompany interest charge to the mortgage division declined significantly. The decrease in net interest margin for both the three months and six months (calculated without intercompany interest) is mainly due to the increase of 32 basis points in the cost of borrowings and due to a decrease of 6 basis points in the yield that we realized on mortgage loans held for sale. See discussion of “Interest Income” and “Interest Expense” above for details.

Non-interest Income

We had non-interest income from our mortgage banking business of $41.9 million in the first nine months of 2003, compared to $16.7 million in the first nine months of 2002. The increase in non-interest income from 2002 to 2003 was primarily due to an increase in the level of mortgage production and an increase in the level of mortgage loans held for sale and mortgage servicing rights sold. We closed $4.3 billion of mortgage loans in the first nine months of 2003, compared to $2.7 billion in the first nine months of 2002, an increase of 59%. This increase in production was due to the declining interest rate environment. During the first nine months of 2003, we sold the mortgage loans and the servicing rights with respect to $4.6 billion of mortgage loans for a gain of $39.8 million, or a spread on the sale of servicing of 0.87%. This compares to the first nine months of 2002 during which we sold mortgage loans and servicing rights with respect to $2.8 billion of mortgage loans for a gain of $14.2 million, or a spread on the sale of servicing of 0.50%. The spread on the sale of servicing in the first nine months of 2003 increased significantly from the first nine months of 2002. This is indicative of the lower cost to originate servicing rights due to the production consisting primarily of borrowers refinancing their existing mortgage loans and improved market pricing. We presently intend to sell a portion of the servicing rights retained during 2003, although there can be no assurance as to the volume of our loan origination or that any gain will be recognized on such sales. Mortgage loan servicing fees increased from $1.5 million in the first nine months of 2002 to $1.8 million in the first nine months of 2003. This increase was due to an increase in the average mortgage servicing rights being held in the first nine months of 2003 compared to the first nine months of 2002.

Non-interest income from our mortgage banking business was $8.9 million in the third quarter of 2003 compared to $5.3 million in the third quarter of 2002. The increase in non-interest income in the third quarter of 2003 from the third quarter of 2002 was also related to the increase of gains on the sale of mortgage loans held for sale and mortgage servicing rights. During the third quarter of 2003, we sold servicing rights with respect to $1.5 billion of mortgage loans for a gain of $8.3 million, or a spread on the sale of servicing of 0.55%. This compares to the third quarter of 2002 in which we sold servicing rights with respect to $1.1 billion of mortgage loans for a gain of $4.4 million, or a spread on the sale of servicing of 0.41%.

Gestation fee income is generated from our sale of mortgage loans to securities brokers pursuant to a repurchase agreement. Under the agreement, we sell mortgage loans and simultaneously assign the related mandatory sales commitments to a securities broker. We continue to receive fee income from the securities broker until the loan is delivered into the mandatory sales commitment. Alternatively, we sell loans on an individual basis and subsequently pair off the mandatory sales commitment by purchasing loans from other originators for delivery against the mandatory sales commitments. In this case, we do not receive any gestation fee income, which is income derived from the spread between the fee we received on the mortgage loan and the fee charged by the security broker during the holding, or “gestation,” period prior to our sale of the loan. In the first nine months of 2003, our gestation fee income was $57,302 compared to $862,146 in the first nine months of 2002. The decrease in 2003 was due primarily to the Bank selling less mortgage loans to securities brokers under these repurchase agreements and lower rates, and, therefore, generating less gestation fee income in 2003 than in 2002.

Non-interest Expenses

Our non-interest mortgage banking expenses increased by approximately $10.0 million from $9.7 million in the first nine months of 2002 to $19.7 million in the first nine months of 2003. The mortgage banking division reached historical highs in mortgage production in the first nine months of 2003. We closed $4.3 billion of mortgage loans during the first nine months of 2003, compared to $2.7 billion in the first nine months of 2002. The increase in non-interest expenses was mainly related to the increase in production of the mortgage operation due to the fact that our mortgage banking expenses tend to vary with production. Our salaries and benefits totaled $19.4 million for the first nine months of 2003, compared to $9.6 million in the first six months of 2002. When we commenced our mortgage banking business in 1993, we entered into employment agreements with Mr. Robert C. KenKnight, the President of our mortgage business, and thereafter with Mr. Michael P. Leddy, an Executive Vice President of our mortgage business, to ensure that we would have their services on a long-term basis. Under these employment agreements, Messrs. KenKnight and Leddy earn incentives based upon the pretax net income of our mortgage operations and changes in the net appraised value of our mortgage servicing portfolio. As a result of our record mortgage loan production, their compensation increased significantly in the first nine months of 2003. In addition, we paid $456,550 to Mr. KenKnight in the first quarter of 2003 pursuant to an agreement that we reached with him regarding incentive compensation from prior periods. Mortgage subservicing expenses increased approximately $702,000 from approximately $972,000 for the nine months ended September 30, 2002 to approximately $1,674,000 for the nine months ended September 30, 2003. Legal and professional fees increased approximately $787,000 to approximately $1,874,000 for the nine months ended September 30, 2003 from approximately $1,087,000 for the nine months ended September 30, 2002. These increases are directly related to the increase in mortgage production, restructuring of lending arrangements, the movement of mortgage production from the Bank to CMS, and general reviews of, and improvements to the structure and operations of our mortgage business following our restatements of our 2001 and 2002 financial statements.

Non-interest mortgage banking expenses increased by approximately $2.4 million, from $2.8 million in the third quarter of 2002 to $5.2 million in the third quarter of 2003. We closed $1.3 billion of mortgage loans during the third quarter of 2003 compared to $1.1 billion during the third quarter of 2002. The increase in non-interest expenses was mainly related to the increase in production of the mortgage operations due to the fact that our mortgage banking expenses vary with mortgage production. Our salaries and benefits totaled $4.8 million for the three months ended September 30, 2003, compared to $3.3 million for the three months ended September 30, 2002. As stated above, as a result of our record mortgage loan production, salaries and benefits increased significantly from prior year.

Capitalized loan costs are reported as a reduction of non-interest expenses, and, like other components of non-interest expenses, vary significantly with mortgage production. Loan origination fees and certain direct costs of loans are accounted for in accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of non-interest expenses in the statement of operation. For the nine months ended September 30, 2003, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $7.1 million, compared to $5.8 million for the nine months ended September 30, 2002. The increase in mortgage banking costs netted against mortgage banking loan origination fees for the nine months was the result of the increased mortgage loan production. This increase in mortgage banking costs from the increased production was partially offset by the mortgage division being more efficient in 2003 causing the average direct cost for originating, holding and disposing of a mortgage loan to decrease. For the quarter ended September 30, 2003, the amount of mortgage banking costs netted against mortgage banking loan origination fees totaled $1.8 million compared to $2.5 million for the three months ended September 30, 2002.

Because these increased expenses tend to be variable rather than fixed in nature, we presently believe that we are generally able to reduce these expenses, including the compensation paid to the executive officers of our mortgage business, in response to a change in the market and decreases in mortgage production.

Pretax Net Income

In the first nine months of 2003, our mortgage banking pretax income was $25.2 million, compared to $8.9 million for the first nine months of 2002. In the third quarter of 2003, our mortgage banking pretax income was $4.1 million, compared to $3.1 million for the third quarter of 2002. The increase in pretax net income from our mortgage banking business in 2003 was influenced by the multiple interest rate reductions that began taking place in 2001 and continued through most of 2002 and 2003. Decreases in interest rates generally encourage our customers to refinance existing homes, or to purchase new homes, increasing our loan production activities. As discussed above, we closed $4.3 billion of mortgage loans during the first nine months of 2003, compared to $2.7 billion during the first nine months of 2002. Mortgage banking pretax income was also significantly affected by gains on the sale of mortgage loans held for sale and mortgage servicing rights. Gains on the sale of mortgage loans held for sale and mortgage servicing rights increased by $25.6 million in the first nine months of 2003, compared to the first nine months of 2002.

As discussed above, these increases were due to an increase in the volume of sales and in the spread on the sales of mortgage servicing rights.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

Our total assets decreased $101.4 million, or 18%, during the first nine months of 2003 from $561.6 million as of December 31, 2002 to $460.1 million as of September 30, 2003. This decrease in total assets was mainly comprised of a $177.5 million, or 62%, decrease in the Company’s mortgage loans held for sale. This decrease was offset by a $59.7 million, or 30%, increase in the Bank’s commercial and consumer loans and a $12.3 million, or 48%, increase in the Bank’s cash and due from banks, interest-bearing deposits and federal funds sold. Our decrease in total assets corresponded with a $104.2 million, or 46%, decrease in drafts payable and other borrowings and a $14.0 million, or 5%, decrease in deposits. These decreases were offset by a $16.1 million, or 46%, increase in shareholders’ equity. At September 30, 2002, we had total assets of $463.4 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At September 30, 2003, interest-earning assets totaled $391.4 million and represented 85% of total assets. This represents a $123.2 million, or 24%, decrease from December 31, 2002, when interest-earning assets totaled $514.6 million, or 92%, of total assets. This decrease in interest-earning assets resulted primarily from the $177.5 million decrease in the Company’s mortgage loans held for sale. This decrease was offset by a $59.7 million increase in the Bank’s commercial and consumer loans and a $12.3 million increase in the Bank’s cash and due from banks, interest-bearing deposits and federal funds sold. See “—Financial Condition—Financial Condition of Our Commercial Banking Business” and “—Financial Condition—Financial Condition of Our Mortgage Banking Business” below. At September 30, 2002, our interest-earning assets totaled $412.1 million and represented 89% of our total assets.

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

Premises and Equipment

We had premises and equipment of $8.0 million at September 30, 2003, compared to premises and equipment of $7.0 million at December 31, 2002 and $7.0 million at September 30, 2002. The increase in fixed assets in 2003 was mainly attributable to the Bank purchasing land in Bartow County for approximately $1.0 million in the third quarter of 2003 for a future branch site. The only other significant purchase was the equipment and software for the implementation of the Bank’s new imaging system in the second quarter of 2003.

Cash Surrender Value of Life Insurance

In 1999, Crescent Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At September 30, 2003, the total cash value of life insurance was $5.5 million. At both December 31, 2002 and September 30, 2002, the total cash value of the life insurance was $5.1 million. The increase in the cash value from December 31, 2002 to September 30, 2003 was mainly due to the addition of one new officer to the plan in the first quarter of 2003 and the corresponding payment of a single-payment premium.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first nine months of 2003, our average commercial banking loans were $229.7 million. These loans constituted 48% of our average consolidated earning assets and 41% of our average consolidated total assets. For the nine month period ended September 30, 2002, we had average commercial banking loans of $146.5 million, or 40% of our average consolidated earning assets and 35% of our average consolidated total assets. For the twelve month period ended December 31, 2002, we had average commercial banking loans of $155.6 million, or 39% of our average consolidated earning assets and 35% of our average consolidated total assets. Commercial banking loans at the periods ending September 30, 2003, December 31, 2002 and September 30, 2002 were $260.0 million, $200.3 million and $169.4 million, respectively. The 30% increase in commercial banking loans experienced by Crescent Bank during the nine month period ending September 30, 2003 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia. Our commercial banking loans are expected to produce higher yields than securities and other interest-earning assets.

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

(2) at each of Crescent Bank’s loan review meetings; and

(3) at any point in time when payments due under the loan are delinquent or events occur which may affect the customer’s ability to repay loans.

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

The allowance for loan losses totaled $3.3 million, or 1.26% of total commercial banking loans, at September 30, 2003, $2.2 million, or 1.30% of total commercial banking loans, at September 30, 2002, and $2.5 million, or 1.27% of total loans, at December 31, 2002. During the first nine months of 2003, we made a provision for loan losses of $866,000, which was primarily due to the $59.7 million increase we experienced in commercial banking loans during that period. Net charge-offs for the nine months ended September 30, 2003 were $129,048, or 0.08% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2002 were $238,177, or 0.15% of average loans outstanding and for the nine months ended September 30, 2002, were $130,379, or 0.12% (annualized) of average outstanding loans. The Bank’s charge-offs in the first nine months of 2003 mainly consisted of two commercial loan charge-offs totaling $66,143 and various installment and other consumer loans, while the charge-offs in 2002 were largely related to various installment and other consumer loans. The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at September 30, 2003 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and the uncertainties in the economy created by the war against terrorism, additions to the allowances and charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at such time.

Crescent Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive payment of interest. As of September 30, 2003, Crescent Bank had $2.1 of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.4 million of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of December 31, 2002, Crescent Bank had $2.3 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.4 million of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of September 30, 2002, Crescent Bank had $1.5 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.1 million of commercial banking loans accounted for on a non-accrual basis and no commercial banking loans considered to troubled debt restructurings. The Bank’s commercial banking loans contractually past due more than 90 days and still accruing interest declined $0.2 million and the commercial banking loans accounted for on a non-accrual basis remained the same from December 31, 2002 to September 30, 2003. The Bank has experienced a slight deterioration in the commercial loan portfolio in 2002 and the first nine months of 2003. This deterioration was mainly attributable to the slow down in the economy over the past year, and the related credit and repayment risks created by that slow down. The Bank has evaluated these commercial loan relationships, and based on available information, it presently feels that it is in a well secured position on most of these relationships. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the allowance for loans losses.

Total Non-Performing Commercial Banking Loans

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Our non-performing commercial banking loans at both September 30, 2003 and December 31, 2002 amounted to $1.4 million compared to $1.1 million at September 30, 2002. Total non-performing commercial assets totaled $5.4 million at September 30, 2003. This compares to total non-performing commercial assets of $2.1 million at September 30, 2002 and $2.8 million at December 31, 2002. The Bank foreclosed upon approximately $2.6 million of commercial banking loans in the first quarter of 2003. Of the $2.6 million foreclosed upon, $2.0 million are related to two loan relationships. One of the loans totaling approximately $1.0 million is a residential home with 20 acres of land and the other also totaling approximately $1.0 million is a residential subdivision development. Of the remaining $600,000 in loans foreclosed upon in the first quarter of 2003, approximately $326,000 are mobile homes with the lots, $124,000 are residential homes and the remaining $150,000 are vacant real estate lots. No loans were foreclosed upon in the third quarter of 2003 and the Bank sold one foreclosed property for $22,436 in the second quarter of 2003 at a slight gain. Crescent Bank is currently holding the remaining foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

The following table shows Crescent Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has concerns regarding the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $776,000 from December 31, 2002 to September 30, 2003. This increase was attributable to the addition of a residential home builder with two residential speculative construction loans totaling $1.2 million to the classified loan list. Both loans are current, however, due to the length of time that they have been held, the Bank felt they should be specifically identified. Management feels that both loans are adequately collateralized and does not expect any losses from the relationship.

	September 30, 2003	September 30, 2002	December 31, 2002
Non-performing commercial banking loans (1)	$1,444,612	$1,080,279	$1,398,716
Foreclosed properties related to commercial banking loans	3,925,976	1,051,033	1,350,444

Total non-performing commercial assets	$5,370,588	$2,131,312	$2,749,160

Commercial banking loans 90 days or more past due on accrual status	$2,067,124	$1,535,026	$2,301,444
Potential problem commercial banking loans (2)	$3,365,053	$1,926,364	$2,588,714
Potential problem commercial loans/total commercial banking loans	1.29%	1.14%	1.29%
Non-performing commercial assets/total commercial banking loans and foreclosed properties	2.03%	1.25%	1.36%
Non-performing commercial assets and commercial banking loans 90 days or more past due on accrual status/total commercial banking loans and foreclosed properties	2.82%	2.15%	2.50%

(1)	Defined as non-accrual commercial banking loans and renegotiated commercial banking loans.
(2)	Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

Crescent Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $24.3 million at September 30, 2003, compared to $38.9 million at September 30, 2002 and $29.8 million at December 31, 2002. At September 30, 2003, Crescent Bank had federal funds sold of $2.3 million, compared to $6.4 million at September 30, 2002 and $2.8 million at December 31, 2002. At September 30, 2003, Crescent Bank had interest bearing deposits in other banks of $0.1 million compared to $9.5 million at September 30, 2002 and $5.0 million at December 31, 2002. In the first nine months of 2003, Crescent Bank has had $12.2 million in U.S Government agency obligations called. The Bank has reinvested a significant portion of these funds in short to medium term mortgage-back securities. From December 31, 2002, the Bank’s investment securities have decreased approximately $5.5 million. This decrease is mainly due to the Bank investing its excess funds in commercial and consumer loans, which provide higher yields than investment securities. In this low rate environment, the Bank could have an additional $5 million in investment securities called in the next six months. With these funds being reinvested in a lower interest rate environment, the Bank expects its investment yield to drop over the next six months to a year. Also, included in investment securities are equity securities, consisting of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $1.1 million and shares held in The Bankers Bank in the amount of $165,975 at September 30, 2003. Unrealized gains/(losses) on securities amounted to $(116,883) at September 30, 2003, and $396,546 and $347,531 at September 30, 2002 and December 31, 2002, respectively. We have not specifically identified any investment securities with other than temporary declines in fair value, which, if so designated, would require a charge to operations.

Total Commercial Deposits

Crescent Bank’s commercial deposits totaled $273.0 million, $249.3 million and $287.0 million at September 30, 2003, September 30, 2002 and December 31, 2002, respectively, representing an decrease of 5% over the nine-month period ended September 30, 2003. Commercial deposits averaged $270.2 million during the nine-month period ended September 30, 2003, $222.1 million during the nine-month period ended September 30, 2002 and $233.9 million during the twelve-month period ended December 31, 2002. The decrease in deposits from December 31, 2002 to September 30, 2003 is the result of the Bank’s transfer of its mortgage banking division loan production to CMS. Prior to the transfer, the Bank was creating deposits based upon checks issued upon the Bank to fund the loan production of the Bank’s mortgage division. As a result of the transfer, CMS utilizes third party funding for its mortgage loan production, which results in increased drafts payable and a decrease in deposits.

The growth in the Bank’s deposits has slowed significantly in 2003 due to the competitive pricing in the Bank’s market area. Interest-bearing deposits represented 89% of total deposits at September 30, 2003, compared to 90% at September 30, 2002 and 80% at December 31, 2002. Certificates of deposits comprised 75% of total interest-bearing deposits for September 30, 2003, compared to 74% at September 30, 2002 and 81% at December 31, 2002. In the third quarter of 2003, the Bank accepted $13 million in municipal time deposits that mature in the first quarter of 2004, which increased our percentage of interest-bearing deposits to total deposits. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had $13.5 million of out of market and brokered deposits as of September 30, 2003, compared to $7.3 million and $6.5 million at September 30, 2002 and December 31, 2002, respectively. The Bank accepted an additional $3.6 million in out of market deposits in the third quarter of 2003. The cost of brokered deposits have generally been approximately 25 to 35 basis points lower than the costs of deposits of similar maturity in the local market.

Commercial Banking Borrowings

In September of 2003, Crescent Bank borrowed $5.0 million in Federal Home Loan Bank advances for a term of one year at a fixed rate of 1.62%. These funds were borrowed for use with the commercial banking business and were secured by a blanket lien on the commercial bank’s one to four family mortgage loans. There were no Federal Home Loan Bank advances outstanding for use by the commercial bank at December 31, 2002 or at September 30, 2002.

Financial Condition of Our Mortgage Banking Business

Average Mortgage Loans Held for Sale

During the first nine months of 2003, average mortgage loans held for sale amounted to $218.9 million and constituted 46% of average consolidated earning assets, and 39% of average consolidated total assets. Average mortgage loans held for sale during the first nine months of 2002 were $197.9 million and constituted 53% of average consolidated interest-earning assets and 47% of average consolidated total assets. Average mortgage loans held for sale during the twelve months ended December 31, 2002 were $214.5 million and constituted 54% of average consolidated interest-earning assets and 48% of average consolidated total assets. Average mortgage loans held for sale have increased significantly from 2002 to 2003. During the second and third quarters of 2003, mortgage rates have reached historical lows which have led to a significant increase in mortgage production. Production for the first nine months of 2003 was approximately $4.3 billion compared to $2.7 billion for the nine months ended September 30, 2002. As a percentage of average consolidated earning assets and average consolidated total assets, average mortgage loans held for sale has decreased in the first nine months of 2003 due to the growth in the Bank’s commercial banking loan portfolio. Our residential mortgage loans held for sale generally generate net interest income as the rates of interest paid to us on the longer term mortgage loans are generally greater than those rates of interest that we pay on our shorter term warehouse line of credit, brokered deposits, and core deposits.

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

In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly make representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we consider this practice to be customary and routine. At September 30, 2003, we had approximately $6.1 million of mortgage loans for which we had agreed to indemnify the purchaser in the event of any breaches of our representations and warranties, compared to $2.0 million as of December 31, 2002 and $3.5 million as of September 30, 2002. In the event that the purchaser of these loans experiences any losses with respect to the loans, we will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. We will continue to retain these recourse liabilities for all mortgage loans sold by us prior to the sale of the wholesale residential mortgage business of CMS to Carolina. The Company has set up a specific reserve for the recourse liability for the current loans that the Company has already indemnified the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company could have to indemnify. This reserve was established, in part, in response to certain changes in the treatment of loans secured by manufactured housing by purchasers, including Freddie Mac, which may result in increased indemnification obligations on the part of the Company. The recourse liability at September 30, 2003 was $1.5 million and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing.

Our mortgage banking segment acquires residential mortgage loans from small retail-oriented originators through CMS and the mortgage division of Crescent Bank. Historically, Crescent Bank acquires conventional loans in the Southeast United States while CMS acquires conventional and FHA/VA loans in the Northeast, Midatlantic and Midwest United States and FHA/VA loans in the Southeast United States. The Company has approximately 1,400 mortgage originators, of which 602 have been recently active.

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

Total Mortgage Loan Acquisitions and Resales

During the first nine months of 2003, we acquired $4.4 billion of mortgage loans, and we sold $4.5 billion of mortgage loans in the secondary market. At September 30, 2003, we carried $260.0 million of mortgage loans as mortgage loans held for sale on our balance sheet pending the sale of such loans. During the first nine months of 2002, we acquired $2.7 billion of mortgage loans while we sold $2.8 billion of mortgage loans in the secondary market. At September 30, 2002, we carried $203.8 million of mortgage loans as mortgage loans held for sale on our balance sheet pending the sale of such loans.

Servicing Rights

At September 30, 2003, we carried $3.2 million of mortgage servicing rights on our balance sheet, compared to $2.1 million at December 31, 2002. We are amortizing the mortgage servicing rights over an accelerated period. We held servicing rights with respect to loans with unpaid principal balances totaling $735.2 million at September 30, 2003, compared to $653.3 million at December 31, 2002. During the first nine months of 2003, we sold servicing rights with respect to $4.3 billion of mortgage loans carried on our balance sheet for a gain of $42.4 million. During the first nine months of 2002, we sold servicing rights with respect to $2.2 billion of mortgage loans carried on our balance sheet for a gain of $13.0 million.

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

Other Borrowings

All mortgage production is currently funded at CMS through a warehouse line of credit with Colonial Bank, priced at one-month LIBOR plus 115 to 155 basis points with a floor of 250 basis points, and a warehouse line of credit with UBS PaineWebber, priced at one-month LIBOR plus 200 basis points. For the nine months ended September 30, 2003, the average cost of funds for the mortgage division was 4.11% and 3.09%, respectively, compared to 3.46% and 2.85%, for the year ended December 31, 2002 and 3.50% and 2.62% for the nine months ended September 30, 2002. UBS PaineWebber has increased the rate on our borrowings beginning April 8, 2003 to one-month LIBOR plus 200 basis points from one-month LIBOR plus 100 to 130 basis points. In April 2003, Crescent Bank transferred its production from the Southeast mortgage division within Crescent Bank into CMS. The Southeast mortgage division production is now mainly being funded through Colonial Bank. At September 30, 2003, Crescent Bank is not funding any mortgage production, and the Federal Home Loan Bank Line of Credit had no outstanding advances. For the nine months ended September 30, 2003, the average cost of funds for the Federal Home Loan Bank Line of Credit was 2.13% compared to 2.37% for the year ended December 31, 2002, and 2.46% for the nine months ended September 30, 2002.

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

Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include, among other things, our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and requires us to cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital also may be required, depending upon the organization’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised Crescent Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. Crescent Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%.

At September 30, 2003, Crescent Bank’s leverage ratio was 9.33%, up from 6.46% at December 31, 2002. On June 19, 2002, we completed a $7.5 million common stock offering contributing approximately $3.5 million of the net proceeds from this offering to Crescent Bank. In January 2003, the Company contributed an additional $3.0 million of cash on hand to Crescent Bank. In June 2003, Crescent increased its borrowings from The Bankers Bank from $2.6 million to $4.6 million and contributed the additional $2.0 million in proceeds to Crescent Bank. Also, in April 2003, Crescent Bank transferred certain of the assets related to its mortgage division to CMS in an effort to consolidate the Company’s mortgage operations. As a result of this continuing consolidation, Crescent Bank’s assets have decreased. The additional contribution of capital in 2003 by the Company and the consolidation of the mortgage assets into CMS have helped Crescent Bank to regain its leverage ratio of 8% as required by the Georgia Department.

At September 30, 2003, our total consolidated shareholders’ equity was $51.0 million, or 11.09% of total consolidated assets, compared to $30.4 million, or 6.56% of total consolidated assets at September 30, 2002, and $34.9 million, or 6.21% of total consolidated assets, at December 31, 2002. The increase in shareholders’ equity to total asset ratio in the first nine months of 2003 was the result of the growth in the Company’s earnings being greater than its growth in assets. This mainly resulted from the increase in gains on sale of mortgage loans held for sale and mortgage servicing rights to $39.8 million for the nine months ended September 30, 2003 from $14.2 million for the nine months ended September 30, 2002.

At September 30, 2003, our ratio of total consolidated capital to risk-adjusted assets was 15.15%, 14.23% of which consisted of tangible common shareholders’ equity. During the third quarter of 2003, we paid quarterly dividends of $.08 on September 4, 2003 totaling $196,667. A quarterly dividend of $.08 was declared in November 2003 and will be paid on December 5, 2003. As of September 30, 2002, our ratio of total consolidated capital to risk-adjusted assets was 11.65%, 10.93% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2002, total consolidated capital to risk-adjusted assets was 10.65%, of which tangible common shareholders’ equity was 9.99%.

In connection with the completion of the offering and sale of $7.5 million of our common stock on June 19, 2002, the Company contributed $3.5 million in capital to Crescent Bank in June 2002 and another $3.0 million from cash on hand in January 2003. In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. In June of 2003, the Bank increased its line of credit with The Bankers Bank from $2.6 million to $4.6 million. With this increase, we agreed to not permit our capital to go below $20 million at the end of any fiscal quarter which was an increase from $13 million with the previous loan agreement. The new line of credit agreement also reduced the requirement of a Tier 1 Leverage Ratio from 7.50% to 7.00%. The additional $2.0 million in funds was contributed in capital to Crescent Bank. Our borrowings under this line of credit accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, less 0.50%. Under the terms of the line of credit, we are required to make payments of interest only for 12 months, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. We were in compliance with all the covenants of this line of credit at September 30, 2003. We currently have borrowed the full amount available under this line of credit. Our line of credit with The Bankers Bank is secured by all of the issued and outstanding shares of the common stock of Crescent Bank. In the event of an uncured default under this line of credit, The Bankers Bank could foreclose upon the common stock of Crescent Bank and deprive the Company of one of its principal sources of income.

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

As of September 30, 2003, we had various sources of liquidity, distinct from our internal equity and operational financing that were available to us to support our mortgage growth and operations. For the mortgage operations of Crescent Bank, we have access to $55.0 million in borrowing through our line of credit with the Federal Home Loan Bank of Atlanta, for which we had an average drawn balance of $9.8 million for the nine months ended September 30, 2003. However, with the transition of the Southeast division mortgage operations from Crescent Bank to CMS, this line of credit is currently not being utilized. The mortgage production from the Southeast division mortgage operations is now mainly being funded through Colonial Bank at CMS. For the mortgage operations of CMS, we maintain warehouse lines of credit from UBS PaineWebber and Colonial Bank totaling $290 million, available to fund the origination and holding of our mortgage loan business. The average outstanding on these lines of credit for the nine months ended September 30, 2003 was $184.3 million. In addition, on April 16, 2003, CMS entered into a Loan Participation Sale Agreement with Colonial Bank, which provides CMS with access to an additional $30 million of funds to fund the origination and holding of mortgage loans. Colonial agreed to increase this Loan Participation Sale Agreement by $10 million in July 2003 to $40 million. However, there is no agreed upon term to this Loan Participation Sale Agreement and Colonial Bank has the right to restrict access to these funds at any time which could adversely affect our liquidity.

In connection with the establishment of our line of credit with UBS PaineWebber, Crescent Bank agreed to support the obligations of CMS under the line of credit. Because we believed that this support arrangement may have been made in violation of federal banking laws, and as a result of our recent restatements of our financial reports for prior periods, on April 8, 2003, CMS terminated this support arrangement and entered into First Amendments to an Amended and Restated Mortgage Loan Purchase Agreement and to a Mortgage Loan Repurchase Agreement, as well as a Second Amended and Restated Support Agreement, Cash Collateral and Control Agreement, with UBS PaineWebber. These amended agreements include, among other things, provisions related to CMS’ capital and collateral, and the potential imposition of minimum fees. Certain of these provisions are summarized below:

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

These new restrictions have and will continue to adversely affect the liquidity of the holding company until completion of the sale of our wholesale mortgage banking division. We believe we are in compliance with the above covenants.

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $67.9 million, $89.1 million and $95.9 million during the nine month period ended September 30, 2003, the nine month period ended September 30, 2002, and the twelve month period ended December 31, 2002, representing 30%, 41% and 41% of average deposits for those periods, respectively. The decrease in average liquid assets during the period was primarily the result of an increase in Crescent’s average commercial loan portfolio and mortgage loan production along with a decrease in commercial deposit growth. Gross commercial loans have increased approximately $59.7 million while commercial deposits have decreased approximately $14.0 million during the first nine months of 2003. The increase in commercial loan production in the first nine months of 2003 is due to the low interest rate environment and the growth in Crescent Bank’s market area. The decrease in commercial deposits is due to competitive pricing by the competition in several market areas. In September 2003, the Bank borrowed $5.0 million in Federal Home Loan Bank advances due to the decrease in deposits and the growth in the commercial banking loans. Average net commercial banking loans were 84%, 65% and 67% of average deposits during the nine month periods ended September 30, 2003 and September 30, 2002, and the twelve month period ended December 31, 2002, respectively. Average deposits were 56%, 60% and 58% of average interest-earning assets during the nine month periods ended September 30, 2003 and September 30, 2002, and the twelve month period ended December 31, 2002, respectively.

Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. In addition to the borrowing sources related to the mortgage operations, Crescent Bank also maintains federal funds lines of credit totaling $17.3 million and maintains a line of credit up to approximately $11.0 million at the Federal Home Loan Bank secured by the Bank’s one to four family first lien mortgage loans. At September 30, 2003 $5.0 million was outstanding on the Federal Home Loan Bank line of credit. For the nine months ended September 30, 2003, the average outstanding balance on these lines was $935,985. With the decrease in the level of mortgage production in the past two months, the liquidity position of CMS and the mortgage operations has improved significantly. At September 30, 2003, CMS has $290 million in warehouse lines of credit available and only $106.7 million was outstanding including the drafts payable. However, we presently believe that Crescent Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In September 2003, Crescent borrowed $5.0 million on its Federal Home Loan Bank line of credit. Also, in the third quarter of 2003, Crescent Bank accepted an additional $3.6 million in out of market deposits increasing the total of out of market and brokered deposits to $13.5 million at September 30, 2003. In late October 2003, Crescent Bank sold CMS certain assets related to the wholesale mortgage business and received $2,256,940.42 from CMS for such assets. The cost of out of market and brokered deposits were approximately 25 to 35 basis points lower than the costs of deposits of similar maturity in the local market during the third quarter of 2003. However, out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand will be affected adversely. Crescent Bank may have to increase its deposit rates in the future to restore competitive pricing in its local markets if the Bank’s liquidity positions remain under pressure. An increase in deposit rates could adversely affect its net interest margin and net income.

Subsequent Events

On November 4, 2003, the Company entered into a definitive agreement with Carolina Financial Corporation (“Carolina”) to sell the wholesale residential mortgage business conducted by its subsidiary, CMS. Under the definitive agreement, Carolina will purchase all CMS’s mortgage loans, pipeline mortgage loans, fixed assets and assume all leases and liabilities related to the transferred assets. The assets will be sold at their book value or carrying value. The Company will be paid 100% of the profits of the mortgage pipeline during the first 60 days following closing as well as 30% of the pre-tax income of the business for the 9 months following the first 60 day period. The Company will retain the mortgage servicing portfolio of approximately $735 million. As a result of the transaction, approximately $22 million of capital previously invested in CMS is expected to be available for the Company to support the Bank’s operations and growth after reducing the Company’s outstanding indebtedness by $4.6 million. The proceeds from the sale of the wholesale residential mortgage operation will be available to support expansion in our existing markets through internal growth, and to support expansion in new markets through strategic acquisitions. The Bank is applying to expand with two new offices in Bartow County and another in Forsyth County. The Bank’s commercial loans have grown at a 46% annual rate over the past five years, and the Bank is currently operating in some of the fastest growing counties in the United States. These proceeds will provide the Company with the equity and liquidity to continue with its current growth rate and expansion.

Upon the closing of the sale, results from the wholesale residential mortgage operations will be reclassified from continuing operations to discontinued operations for financial reporting purposes. As required under generally accepted accounting principles, the Company will restate the previously reported historical financial statements to reflect the wholesale residential mortgage operations as discontinued operations when they are reissued and presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

For the three and nine months ended September 30, 2003, $2,509,967 and $15,329,552 will be reclassified from continuing operations to discontinued operations compared to $2,151,359 and $5,645,428 for the same periods ending September 30, 2002. Total revenues for discontinued operations for the three months and nine months ended September 30, 2003 were $10,921,562 and $50,156,775 compared to $8,202,312 and $24,217,045 for the three months and nine months ended September 30, 2002. The provision for income taxes for discontinued operations for the three months ended September 30, 2003 and 2002 were $1,610,402 and $982,431, respectively. The provision for income taxes for discontinued operations for the nine months ended September 30, 2003 and 2002 were $9,588,481 and $3,115,938, respectively. See the condensed proforma financial statements in Note 8 “Subsequent Events.”

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

Interest Rate Risk

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of our equity. Changes in interest rates affect our volume of mortgage production, value and retention of mortgage servicing rights and value and effectiveness of mortgage interest rate hedges.

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at September 30, 2003. Approximately 70% of earning assets and 84% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year cumulative time period, was $17.2 million, or 3.7% of total assets.

Interest Rate Sensitivity Gaps

As of September 30, 2003

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(millions of dollars)
Interest-earning assets	$218.5	$40.3	$85.9	$23.0
Interest-bearing liabilities	163.6	112.3	53.1	0.0

Interest sensitivity gap	$54.9	$(72.0)	$32.8	$23.0

We were in an asset-sensitive position for the cumulative three-month, one- to-five year and over five-year intervals. This means that during the five-year period, if interest rates decline, the net interest margin will decline. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, if rates rise, the net interest margin will improve. Conversely, if interest rates decrease over this period, the net interest margin will decline. At September 30, 2003, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We also use mandatory commitments to deliver mortgage loans held for sale, reducing the interest rate risk. At September 30, 2003, our commitments to purchase mortgage loans, referred to as the mortgage pipeline, totaled approximately $550 million. Of the mortgage pipeline, we had, as of September 30, 2003, approximately $380 million for which we had interest rate risk. The remaining $170 million of mortgage loans are not subject to interest rate risk. The mortgages not subject to interest rate risk are comprised of:

•	loans under contract to be placed with a private investor through a best efforts agreement, where the investor purchases the loans from us at the contractual loan rate;

•	loans with floating interest rates which close at the current market rate; and

•	loans where the original fixed interest rate commitment has expired and which will be repriced at the current market rate.

The following table shows our rate sensitive position at December 31, 2002. Approximately 79% of earning asset and 86% of funding for these earnings assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilites, based on a one-year cumulative time period, was $18.9 million, or 3.4% of total assets.

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

For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within the stockholders’ equity section of the balance sheet and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivatives instruments, changes in the fair values are reported in the net income of the current period. We have designated all of our derivatives as free-standing which increases our earnings volatility. We have three types of derivative financial instruments that meet the criteria of a derivative as outlined in FAS 133:

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

The primary market risk facing us is interest rate risk related to our locked pipeline. The locked pipeline is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale. In order to mitigate the risk that a change in interest rates will result in a decline in the value of our locked pipeline, we enter into hedging transactions. The locked pipeline is hedged with mandatory sales commitments or options to deliver mortgage-backed securities that generally correspond with the composition of the locked pipeline. Due to the variability of closings in the locked pipeline, which is driven primarily by interest rates, our hedging policies require that a percentage of the locked pipeline be hedged with these types of derivative instruments. We are generally not exposed to significant losses, nor will we realize significant gains, related to our locked pipeline, due to changes in interest rates, net of gains or losses on associated hedge positions. However we are exposed to the risk that the actual closings in the locked pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the locked pipeline are influenced by many factors, including the composition of the locked pipeline and remaining commitment periods. Our estimated closings are based on historical data of loan closings as influenced by recent developments. The locked pipeline is considered a portfolio of derivative instruments. The locked pipeline, and the associated free-standing derivative instruments used to hedge the locked pipeline, are marked to fair value and recorded as a component of gain on sale of loans in the statement of operations.

At the date of adoption, we recorded certain transition adjustments as required by FAS 133. The impact of these transition adjustments on net income, net of tax, was approximately $(69,770). The FAS 133 transition adjustment reflects the January 1, 2001 fair value of our free standing derivative instruments of $112,533, net of the related tax effect of $42,763. Subsequent changes in the fair value of the Company’s locked pipeline and mandatory sales commitments resulted in net income of $89,687 for the year ended December 31, 2001, a net loss of $156,198 for the year ended December 31, 2002 and net loss of $78,548 for the nine months ended September 30, 2003, which is reported as a component of gain on sale of mortgage loans held for sale.

In hedging our mortgage pipeline, we must use a best estimation of the percentage of the pipeline that will not close, which we refer to as the “fallout.” Fallout is caused by, among other things, the borrowers’ failures to qualify for the loan, construction delays, inadequate appraisal values and changes in interest rates, which are substantial enough for the borrower to seek another financing source. An increasing interest rate environment provides greater motivation for the consumer to lock rates and close loans. Conversely, in a decreasing interest rate environment, the consumer has a tendency to delay locking rates and closing loans in order to obtain the lowest rate. As a result, an increasing interest rate environment generally results in our fallout ratio to be less than in an average market. In a decreasing rate environment, our fallout ratio tends to be greater than in an average market. If our fallout ratio is greater than anticipated, we will have more mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must purchase the loans to meet the mandatory commitment on the secondary market and therefore will have interest rate risk in these loans. If our fallout ratio is less than anticipated, we will have fewer mandatory commitments to deliver loans than we have loans for which we have closed. In this circumstance, we must sell the loans on the secondary market without a mandatory commitment and therefore will have interest rate risk in these loans. With the recent increase in mortgage interest rates, our fallout ratio declined in the third calendar quarter of 2003.

Our success in reducing our interest rate risk is directly related to our ability to monitor and estimate the fallout. While we may use other hedging techniques other than mandatory and optional delivery, our mortgage division’s secondary marketing policy does not allow speculation. As of September 30, 2003, we had purchase commitment agreements in place, terminating between October and December of 2003, with respect to an aggregate of approximately $246 million to hedge our locked pipeline and mortgage loans held for sale.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on 11 occasions for a total of 475 basis points in 2001. Inflation has remained low in 2002 and the first half of 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points in 2002 and 25 basis points in the first half of 2003.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports and other information filed with the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in all material respects, in the timely alerting of them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.

During the period covered by this report, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings—Not Applicable

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	Master Agreement, by and between Federal Home Loan Mortgage Corporation and Crescent Mortgage Services, Inc., dated as of September 24, 2003.

10.2	Agreement for the Purchase of Co-Issue GNMA Servicing Rights, by and among Chase Manhattan Mortgage Corporation and Chase Mortgage Company and Crescent Banking Company, Crescent Mortgage Services, Inc. and Crescent Bank & Trust Company, dated as of June 1, 1998.

10.3	Agreement for the Purchase of Servicing Co-Issue, by and among Chase Manhattan Mortgage Corporation and Chase Mortgage Company and Crescent Banking Company, Crescent Mortgage Services, Inc. and Crescent Bank & Trust Company, dated as of November 1, 1997.

10.4	Fourth Amendment to the Mortgage Warehouse Loan and Security Agreement between Crescent Mortgage Services, Inc. and Colonial Bank, dated January 31, 2003.

10.5	Fifth Amendment to the Mortgage Warehouse Loan and Security Agreement between Crescent Mortgage Services, Inc. and Colonial Bank, dated September 30, 2003.

10.6	Lease Agreement between Phoenix Home Life Mutual Insurance Co. and Crescent Banking Company, dated September 29, 1998, including First Amendment thereto between Phoenix Life Insurance Company and Crescent Mortgage Services, Inc., dated August 7, 2003.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – The Company filed Current Reports on Form 8-K on August 19, 2003 (provided, however, that such Current Report is “furnished” to the Commission and shall not be deemed “filed” by the Company) and September 9, 2003.

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY
(Registrant)

Date: November 14, 2003	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: November 14, 2003	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Master Agreement, by and between Federal Home Loan Mortgage Corporation and Crescent Mortgage Services, Inc., dated as of September 24, 2003.

10.2	Agreement for the Purchase of Co-Issue GNMA Servicing Rights, by and among Chase Manhattan Mortgage Corporation and Chase Mortgage Company and Crescent Banking Company, Crescent Mortgage Services, Inc. and Crescent Bank & Trust Company, dated as of June 1, 1998.

10.3	Agreement for the Purchase of Servicing Co-Issue, by and among Chase Manhattan Mortgage Corporation and Chase Mortgage Company and Crescent Banking Company, Crescent Mortgage Services, Inc. and Crescent Bank & Trust Company, dated as of November 1, 1997.

10.4	Fourth Amendment to the Mortgage Warehouse Loan and Security Agreement between Crescent Mortgage Services, Inc. and Colonial Bank, dated January 31, 2003.

10.5	Fifth Amendment to the Mortgage Warehouse Loan and Security Agreement between Crescent Mortgage Services, Inc. and Colonial Bank, dated September 30, 2003.

10.6	Lease Agreement between Phoenix Home Life Mutual Insurance Co. and Crescent Banking Company, dated September 29, 1998, including First Amendment thereto between Phoenix Life Insurance Company and Crescent Mortgage Services, Inc., dated August 7, 2003.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.