Form 10-K
period 2003-12-31
CRESCENT BANKING CO
filed 2004-03-30
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2003, as reported on the Nasdaq SmallCap Market, was $37.8 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of March 26, 2004 was 2,492,135.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2003 Annual Report to Shareholders for the year ended December 31, 2003 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

Certain portions of Crescent Banking Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

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

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of allowances for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products – especially those that result in increased costs to us or less benefits to us than we had expected;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

ITEM 1. BUSINESS

General

The Company is made up of the following four entities:

•	Crescent Banking Company (“Crescent”), which is the parent holding company of Crescent Bank & Trust Company (“Crescent Bank” or the “Bank”), Crescent Mortgage Services, Inc. (“CMS”) and Crescent Capital Trust I;

•	Crescent Bank, a community-focused commercial bank;

•	CMS, a mortgage banking company; and

•	Crescent Capital Trust I, a Delaware statutory business trust subsidiary.

In 2004, the Company will conduct nearly all of its business through Crescent Bank. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). In connection with the sale, Carolina Financial and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans, and premises and equipment and assumed the responsibility for all leases and liabilities related to the transferred assets. The Company will be paid 100% of the profits of the mortgage pipeline during the first 60 days following December 31, 2003, as well as 30% of the pre-tax income of the business for the 9 months following the first 60 day period. The Company has retained its mortgage servicing portfolio, which was approximately $744 million at December 31, 2003, at CMS. As part of the transaction, CMS and CMC entered into a transition services agreement pursuant to which CMS is obligated to provide certain services, including the origination of mortgage loans, to CMC on a temporary basis. The sale of our wholesale mortgage operations will simplify the Company’s business model and allow us to focus on our core community banking business. The Bank currently operates in some of the fastest growing counties in the United States. We will reinvest the capital previously invested in CMS into the Bank and will take the proceeds from the sale of the mortgage operations and support our expansion through internal growth and strategic acquisitions. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will be substantially different from the historical statements presented herein.

As of December 31, 2003, the Company had total consolidated assets of approximately $366.4 million, total deposits of approximately $284.6 million, total consolidated liabilities, including deposits, of $314.7 million and consolidated shareholders’ equity of approximately $51.7 million. The Company’s continued operations in the commercial banking segment and discontinued operations in the mortgage banking segment are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

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

Crescent

Crescent is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and with the Georgia Department of Banking and Finance (the “Georgia Department”) under the Financial Institutions Code of Georgia, as amended. Crescent was incorporated on November 19, 1991 to become the parent holding company of the Bank. Crescent also owns 100% of CMS.

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through the Bank. The Bank is a Georgia banking corporation that was founded in August 1989 and began its wholesale mortgage banking operations in February 1993. The Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”) and its deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”). The Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby

Dawson and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. Crescent Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers.

The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 87% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area.

For the year ended December 31, 2003, the Company had revenues from continued operations from its commercial banking business of approximately $19.1 million and pretax income from continued operations from its commercial banking business of approximately $2.8 million, or 9.9% of the Company’s total pretax income. During the fiscal years 2002, 2001 and 2000, the Company had revenues from its continued operations in its commercial banking business of approximately $17.8 million, $15.8 million and $12.1 million, respectively, and pretax income from its continued operations in the commercial banking business of approximately $2.2 million and $1.4 million, representing approximately 12.5% and 11.9% of the Company’s total pretax income for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2000, the Company incurred a pretax loss of $3.6 million from its mortgage operations compared to pretax income of $1.3 million from its commercial banking segment. The Company’s commercial loan portfolio, which has experienced significant growth since 1998, represents the largest earning asset for the Company’s commercial banking operations. The Company’s portfolio grew 33% in 2001, 62% in 2002 and 37% for the year ended December 31, 2003. At December 31, 2003, the Company had total commercial loans of $274.5 million. At each of December 31, 2003, 2002 and 2001, the Company’s total commercial banking assets from continuing operations were $363.4 million, $272.3 million and $182.2 million, respectively.

Continued Expansion

Consistent with the Company’s efforts to better service its market, the Company has recently expanded its business. In December 2003, the Bank purchased an existing bank building in Forsyth County, Georgia, which will open for business in March 2004. This gives the Bank two branches in Forsyth County, Georgia, which is one of the fastest growing counties in Georgia. This new office serves the needs of many local residents in Forsyth County who have traditionally banked with larger regional and national banks that often lack a community focus. In 2003, the Bank also purchased two tracts of land in Bartow County for future branch sites, one site in Cartersville, Georgia and the other site in Adairsville, Georgia. We began construction on the site in Cartersville, Georgia in January of 2004 and we hope to open that branch in July 2004. With the completion of the construction of the new Cartersville branch, the Bank will have two full service branches in Cartersville, Georgia and will be able to better serve the needs of many local residents. We expect to begin construction on the Adairsville branch site in late 2004 or early 2005. However, we will open a loan production office near our future Adairsville location in May 2004. Also, in February 2004, we opened a loan production office in Cherokee County, Georgia, and hired a new executive to lead our Cherokee County operations. This gives the Bank two full service branches and the loan production office in Cherokee County, Georgia, which is also one of the fastest growing counties in Georgia.

Seasonality; Cycles

The Company does not consider its commercial banking operations to be seasonal in nature.

Competition

The Company’s commercial banking business operates in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers, and insurance companies, locally, regionally and nationally, some of which compete with offerings by mail, telephone, computer and/or the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank.

More specifically, the Bank is aware of the following direct competition in our primary markets:

•	five other commercial banks have offices in the Jasper area of Pickens County, Georgia;

•	twelve commercial banks and one credit union have offices in Bartow County, Georgia;

•	fifteen commercial banks and two credit unions have offices in Cherokee County, Georgia; and

•	fifteen commercial banks and two credit unions have offices in Forsyth County, Georgia.

Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s market area. Virtually every type of competitor for business of the type served by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic technology than the Company. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

Employees

At December 31, 2003, the Company had 101 full-time and 14 part-time employees related to continuing operations from the commercial banking business. Effective December 31, 2003, 96 full-time and 18 part-time employees related to the mortgage banking business were terminated with the sale of the wholesale mortgage operation. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain laws, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and the Bank’s businesses. Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company securities. Any change in applicable laws or regulations, or regulatory policies and practices, may have a material effect on the business of the Company and the Bank.

    Bank Holding Company Regulation

As a bank holding company registered with the Federal Reserve under the BHC Act, and with the Georgia Department under the Financial Institutions Code of Georgia, the Company is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department. Prior approval by the Federal Reserve and the Georgia Department is required for many transactions, including, without limitation, acquisitions. The Company is required to file periodic reports and other information with the Federal Reserve. The Federal Reserve examines the Company, and may examine its subsidiaries.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident thereto.

The Company is a legal entity separate and distinct from the Bank and its other Subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank Subsidiaries, including CMS. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any such loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.

The Gramm-Leach-Bliley Act (the “GLB Act”) was enacted in November 1999, which substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and the related Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of holding the investment for a limited term, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervisions and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future.

    Bank Regulation

As a Georgia bank whose deposits are insured by the FDIC up to the maximum amounts provided by law the Bank is subject to regulation and examination by the Georgia Department and the FDIC. The Georgia Department and the FDIC regulate and monitor all of the Bank’s operations, including reserves, loans, mortgages, payments of dividends, interest rates and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank, subject to necessary regulatory approvals, may branch anywhere in the State of Georgia.

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

The FDIC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. These ratings reflect an increased emphasis on the quality of risk management practices and the addition of a sixth component of Sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rate. When regulators evaluate this component, consideration is expected to be given to management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify measure, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

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

The capital measures used by the federal banking regulators are the Total Capital ratio, Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and does not qualify as well capitalized, (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

As of December 31, 2003, the Company had Tier 1 Capital and total capital of approximately 16.39% and 17.36%, respectively, of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 9.97% and 11.02%, respectively, of risk-weighted assets. As of December 31, 2003, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 12.79% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.28%.

The Federal Reserve and the FDIC have not advised the Company or the Bank of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to them. However, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At December 31, 2003, the Bank’s leverage ratio was 9.28%.

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

The following table sets forth certain capital information of the Company and Bank as of December 31, 2003:

	Company		Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Leverage Ratio:
Actual	$54,775	12.79%	$30,646	9.28%
Minimum Required (1)	17,136	4.00%	26,427	8.00	%(2)
Risk-Based Capital:
Tier 1 Capital
Actual	54,775	16.39%	30,646	9.97%
Minimum Required	13,368	4.00%	12,296	4.00%
Total Risk-Based Capital:
Actual	58,018	17.36%	33,889	11.02%
Minimum Required	26,736	8.00%	24,591	8.00%

(1)	Represents the highest minimum requirement. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio
(2)	Results from an agreement with the Georgia Department.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company presently believes that the Company and the Bank would remain “well capitalized” under Federal Reserve guidelines based solely on its present capital position and the ability of the holding company to make additional capital contributions to the Bank.

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

    FDIC Insurance Assessments

The Bank’s deposits are primarily insured by BIF, and the Bank is subject to FDIC Insurance Assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups - “well capitalized,” “adequately capitalized” or “undercapitalized” - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 2003, the Bank paid $84,701 in deposit insurance premiums.

The FDIC’s Board of Directors has continued the 2003 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2004. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized the Financing

Corporation (“FICO”) to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rate has been equal for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.82 basis points for BIF and SAIF in the first quarter of 2002 to 1.70 basis points in the last quarter of 2002 and from 1.68 basis points in the first quarter of 2003 to 1.52 basis points in the last quarter of 2003. The FICO assessment rate for the first two quarters of 2004 is 1.54 basis points.

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank’s primary federal regulator, using a lending test, an investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The federal bank regulators recently proposed changes to their CRA regulations that would, among other things, require that evidence of discriminatory, illegal or abusive lending transactions be considered in an institution’s CRA evaluation.

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

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps—

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

    Legislative and Regulatory Changes

Legislative and regulatory proposals regarding changes in banking laws and the regulation of banks, bank holding companies, thrifts and other financial institutions are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. The FDIC has proposed a restructuring of the federal deposit insurance system, including provisions to better measure and price deposit insurance, to merge BIF and SAIF and to increase deposit insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on deposits, and permit interstate branching on a de novo basis. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae. Changes from such review could affect the cost and availability of such government sponsored enterprise’s services. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its subsidiaries.

The Commission and the bank regulatory agencies have been more actively exercising their enforcement powers in light of restatements of financial reports and controls deficiencies. It is unknown what, if any, actions may be taken by such agencies in light of the Company’s restatements occurring in calendar 2002.

Discontinued Operations – Mortgage Banking Business

Prior to the sale of our mortgage operations on December 31, 2003, the Company originated, sold and serviced residential mortgage loans through its subsidiary, CMS. The Company incorporated CMS as a separate subsidiary in October 1994 and it served as an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and private investors. CMS offered wholesale mortgage banking services and continues to provide servicing for residential mortgage loans. CMS had wholesale mortgage banking offices located in Atlanta, Georgia, Manchester, New Hampshire, Chicago, Illinois, Seminole, Florida and Columbia, Maryland.

The Company purchased mortgage loans from its correspondent base of small retail-oriented originators located near its offices in the Southeast, Midatlantic, Midwest and Northeast regions of the United States. Each of the Company’s branch mortgage offices dealt directly with the correspondents in its respective region and handled the loans received from, and originated by, those correspondents. Personnel in each of the branches were responsible for accepting commitments and making underwriting decisions on loans. In the Company’s Northeast and Midwest offices, the Company’s personnel were, in some cases, also responsible for closing the loans. In the Company’s Southeast office, the staff also performed and oversaw rate sheet pricing, hedging activities and delivery of loans to the secondary markets.

The Company purchased each loan with borrowings under its warehouse lines of credit with UBS Paine Webber Inc. and Colonial Bank. The Company typically held, or “warehoused,” each loan for a period of 10 to 30 days before selling it in the secondary market to Freddie Mac, Fannie Mae or private investors. In the case of securitized loans that the Company sold, the Company completed these sales at a settlement date that was typically 5 to 30 days after the Company arranged the sale. After the settlement date, there was no further cash funding delay.

When the Company sold a loan, it either retained or sold the servicing rights associated with that loan. If the Company retained the servicing rights associated with a particular loan that it resold, then the Company collected servicing fees for that loan. If the Company sold the servicing rights associated with a particular loan that it resold, then the Company received a premium on the sale price. Various factors influence the Company’s decision whether to sell the servicing rights for a particular loan, including:

•	the composition of the portfolio of loans for that period, including the interest rates, maturities and average loan amounts;

•	the current market bids and contract prices;

•	the Company’s overall capital and liquidity position; and

•	the Company’s net income expectations.

During the warehouse period, when the Company was holding a loan pending resale, the Company received any interest payments that were due under the loan, as well as ancillary income related to gestation fees, late fees, mortgage life insurance commissions and assumption fees due under the loan. This generally enabled the Company to maintain a positive spread on the rate of interest paid to the Company on the loan and the rate of interest paid by the Company on the borrowings under its warehouse lines of credit used to purchase the loan. The Company faced interest rate risk during the warehouse period because an increase in interest rates can decrease the attractiveness and value of the loan that the Company is holding pending resale.

The Company attempted to reduce the potential interest rate risk due to market movements occurring between the time commitments to purchase mortgage loans were made and the time the loans were closed by either:

•	ensuring commitments were in place through the secondary market to purchase the loans from the Company; or

•	purchasing an option to deliver to the secondary market a mortgage-backed security.

The Company may also use other “hedging” techniques to minimize interest rate risk.

For the year ended December 31, 2003, the Company had revenues from discontinued operations of its mortgage banking business of approximately $55.8 million and pretax income from its mortgage banking business of approximately $25.3 million, or 90.1% of the Company’s total pretax income. During the fiscal years 2002, 2001 and 2000, the Company had revenues from its mortgage banking business of approximately $41.4 million, $32.7 million and $8.1 million, respectively, and pretax income (loss)

from its mortgage banking business of approximately $16.3 million, $10.1 million and $(3.8) million, representing approximately 87.9%, 88.1% and (146.1%) of the Company’s total pretax income (loss), respectively. At each of December 31, 2003, 2002 and 2001, the Company’s total assets from its mortgage banking business were $3.1 million, $289.2 million and $302.2 million, respectively.

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial and its subsidiary CMC. In connection with the sale, Carolina Financial and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans and premises and equipment, and assumed responsibility for all leases and liabilities related to the transferred assets. The Company has retained its mortgage servicing portfolio of approximately $744 million at CMS. In 2004, the Company will conduct nearly all of its business through the Bank.

ITEM 2. PROPERTIES

During 2003, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, six teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine (“ATM”) with a 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space and we added 5,000 square feet of administrative office space in 1999. The facility is considered in good condition. The Bank also owns the full service branch on Joe Frank Harris Parkway, Cartersville, Georgia. This branch was built in 2001 and 2002 and opened for business on June 24, 2002. The Cartersville building contains approximately 5,400 square feet of finished space used for offices and storage, five teller windows and the Bank lobby. The Cartersville building has three drive-up teller windows and an ATM with 24 hour-a-day access. The Bank also owns the full service branch on Towne Lake Parkway, Woodstock, Georgia. The Towne Lake building contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby. The Towne Lake building has two drive-up teller windows and an ATM with a 24-hour-a-day access. The Bank also owns a 3,055 square foot building in Forsyth County in Alpharetta, Georgia, which was purchased in December of 2003. The Bank expects to open this branch in March of 2004. The building has two drive-up teller windows and a drive-up ATM with 24-hour-a-day access. The Bank also owns two tracts of land in Bartow County which were purchased in 2003. One of the tracts of land is located in Cartersville, Georgia, and the Bank began construction of the 3,600 square foot branch office in January of 2004 with a completion date in July of 2004. The other tract of land in located in Adairsville, Georgia, and the Bank expects to start construction for this branch office in late 2004 or early 2005.

In addition, the Bank leases approximately 1,000 square feet for its branch office located in Marble Hill, Georgia with a lease expiration date of August 31, 2006. The Bank leases 3,200 square feet in Canton, Georgia for a full-service branch with a lease expiration date of January 31, 2005. The Bank has an option to renew the lease through January 31, 2006. The Bank is also leasing 3,000 square feet in Cumming, Georgia for its newly-converted branch office (converted from a loan production office in December 2000) with a lease expiration date of March 31, 2004. The Bank has a one year option to renew the lease through March 31, 2005. On January 28, 2004, the Bank entered into a new lease agreement with an expiration date of January 28, 2006 for 1,160 square feet of office space in Canton, Georgia, for a Cherokee County loan production office.

The Bank also leases a site for an ATM in the Big Canoe community. The lease agreement will expire on October 31, 2006. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On January 12, 1999, the Company’s Common Stock began trading on the Nasdaq SmallCap Market under the symbol “CSNT” at a price of $13.00 per share. On March 26, 2004, the price of the Company’s Common Stock, as quoted on the Nasdaq SmallCap Market, was $26.00. The following table sets forth the high, low and last sales price of the Company’s Common Stock on the Nasdaq SmallCap Market for the indicated periods.

Period	Sales Price per share of the Company’s Common Stock
	High	Low
2003
Fourth Quarter	$33.00	$27.05
Third Quarter	$32.88	$26.18
Second Quarter	$26.18	$16.80
First Quarter	$17.35	$12.91
2002
Fourth Quarter	$15.79	$12.77
Third Quarter	$18.75	$14.57
Second Quarter	$16.97	$13.68
First Quarter	$14.95	$12.56

Holders

As of March 26, 2004, there were approximately 2,492,135 shares of the Company’s Common Stock outstanding held by approximately 1,292 record holders.

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

On February 27, 2004, the Company declared a quarterly dividend of $0.08 per share, paid on March 19, 2004 to shareholders of record on March 9, 2004, its thirtieth consecutive quarterly dividend.

The following table sets forth, for the Company’s last two fiscal years, the dividends per share declared and paid by the Company:

Period	Dividend Per Share
2003
Fourth Quarter	$.0800
Third Quarter	$.0800
Second Quarter	$.0775
First Quarter	$.0775
2002
Fourth Quarter	$.0775
Third Quarter	$.0775
Second Quarter	$.0775
First Quarter	$.0775

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

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	153,784	$14.96	308,548
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	153,784	$14.96	308,548

Recent Sales of Unregistered Securities

During the last three years, the Company has not sold any of its securities without registering them under the Securities Act, except as follows:

On November 9, 2001, the Company completed an offering of $3.5 million of trust-preferred securities. In that offering:

(1)	the Company organized a Delaware statutory business trust (the “Trust”) called “Crescent Capital Trust I,” which is governed by an Amended and Restated Trust Agreement between the Company, Wilmington Trust Company, as trustee (the “Trustee”), and three of the Company’s employees who are the administrators of the Trust;

(2)	the Company issued and sold to the Trust approximately $3.6 million in aggregate principal amount of its unsecured junior subordinated debentures, which were issued under a Junior Subordinated Indenture between the Company and the Trustee;

(3)	the Trust:

(a)	issued and sold $3.5 million of preferred capital securities with a liquidation amount of $50,000 per security to outside investors, and

(b)	issued and sold $105,000 of its common securities to the Company, making the Company the only holder of the Trust’s common securities, and

(c)	used the proceeds from these sales to purchase the junior subordinated debentures from the Company. The Company, in turn, used the proceeds from the sale of the junior subordinated debentures for general corporate purposes and to support is branching and expansion initiatives; and

(4)	the Company, under a Guarantee Agreement between the Company and the Trustee, fully and unconditionally guaranteed the payments of all amounts due on the preferred capital securities, except that the Company’s guarantee is limited to the extent the Trust actually has funds available for payment of distributions and does not apply where the Trust does not have sufficient funds to make payments on the preferred capital securities.

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

ITEM 6. SELECTED FINANCIAL DATA

Please refer to that section of the Company’s Annual Report entitled “Financial Highlights,” which is incorporated herein by reference. A complete copy of the Company’s Annual Report is included with this report as Exhibit 13.1.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The certified public accounting firm of Dixon Hughes PLLC, was the independent auditor for the Company during the year ended December 31, 2003. The Board of Directors, upon the recommendation of the Audit Committee, has appointed Dixon Hughes as independent auditors for the Company and its subsidiaries for the current fiscal year ending December 31, 2004. Dixon Hughes became the independent auditors for the Company on May 1, 2003 following the dismissal of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC (“Mauldin & Jenkins”). The decision to replace Mauldin & Jenkins with Dixon Hughes was made by the Company’s Board of Directors, upon the recommendation of the Audit Committee, and was not based upon any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Dixon Hughes’s report on the Company’s financial statements for the fiscal year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Representatives of Dixon Hughes are expected to be present at the Annual Meeting and will have the opportunity to make a statement if they desire to do so and to respond to any appropriate questions from shareholders.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

Changes in Internal Control over Financial Reporting

There were no adverse changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the year ended December 31, 2003, the Company continued to focus on improving the internal control over financial reporting of the mortgage segment operations of the Bank and CMS, specifically:

•	hiring a separate Chief Financial Officer for our mortgage operations;

•	expanding our Internal Audit Department to include an internal audit of our mortgage operations;

•	continuing the process of consolidating the Bank’s mortgage division into CMS to centralize various functions;

•	enhancing the accounting software to a system more tailored to the mortgage business segment; and

•	focusing on expanded reporting to the Board of Directors and a Mortgage Committee of the Board.

With the sale of the wholesale mortgage segment of the Company in December 2003, the Company has reported discontinued operations relating to is wholesale mortgage business and, consequently, it is expected that mortgage accounting and disclosure issues will be substantially less significant to future periods.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding the Company’s directors and executive officers required by this Item 10 is contained in the Company’s Proxy Statement under the captions “Proposal One—General,” “—Election of Directors,” “—Information Relating to Directors, Executive Officers and Nominees,” “Additional Information Concerning the Board of Directors and Committees—Committees of the Board of Directors,” “—Independent Directors,” “—Compensation of Directors,” “—Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners,” “Executive Compensation——Compensation Committee Interlocks,” “—Executive Compensation Summary,” and “—Change in Control Agreements” and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company’s Board of Directors. The term “executive officer,” as used herein, means any officer who has major policy-making functions with respect to the Company, the Bank and/or CMS.

Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Board of Directors has adopted a Code of Conduct and Ethics applicable to all directors, officers and employees, with special provisions applicable to the Company’s Chief Executive Officer and its financial officers. A copy of the Code of Conduct and Ethics will be provided free of charge upon request to our Secretary, Crescent Banking Company, P.O. Box 668, Jasper, Georgia 30143. This code complies with applicable Nasdaq and Commission requirements.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of the Company’s executive officers is contained in the Proxy Statement under the captions “Executive Compensation—Report of the Compensation Committee,” “—Executive Compensation Summary,” “—Option/SAR Grants in Last Fiscal Year,” “—Aggregated Option/SAR Exercises in 2003 and 2003 Year-End Option/SAR Values,” “—Executive Employment Agreement,” “—Change of Control Agreements” and “—Certain Transactions” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained in the Proxy Statement under the caption “Additional Information Concerning the Board of Directors and Committees—Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption “Executive Compensation—Certain Transactions” and is incorporated herein by reference.

With the exception of the above disclosures, and other than in the ordinary course of business, there were no transactions during 2004, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES/DISCLOSURES

Information regarding fees paid by the Company to, and related disclosures about, its principal accountants is contained in the Proxy Statement under the caption “—Information Concerning the Company’s Independent Auditor” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

The following Exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, Securities and Exchange Commission (the “Commission”) File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3	Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4	Crescent Banking Company 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Form S-2).

10.5	Crescent Banking Company 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.6 to the Form S-2).

10.6	Warehouse Line of Credit, dated July 26, 1996, by and between Crescent Bank & Trust Company and Federal Home Loan Bank of Atlanta, including related documents (Incorporated by reference from Exhibit 10.11 to the Form S-2).

10.7	Amended and Restated Trust Agreement, dated as of November 9, 2001, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.12 to the Form S-2).

10.8	Junior Subordinated Indenture, dated as of November 9, 2001, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.13 to the Form S-2).

10.9	Guarantee Agreement, dated as of November 9, 2001, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.14 to the Form S-2).

10.10	Loan and Stock Pledge Agreement, dated as of July 28, 1999, and related Promissory Note, by and between the Company and The Bankers Bank (including amendments and restatements) (Incorporated by reference from Exhibit 10.15 to the Form S-2).

10.11	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and J. Donald Boggus, Jr. (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and Gary Reece. (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and Leland W. Brantley, Jr. (Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.14	Master Agreement, dated as of October 24, 2002, by and between Crescent Bank & Trust Company and Federal Home Loan Mortgage Corporation. (Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2003 Annual Report to Shareholders for the fiscal year ended December 31, 2003. With the exception of information expressly incorporated herein, the 2003 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Mauldin & Jenkins LLC.

23.2	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Crescent Banking Company Proxy Statement for the 2004 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Statement for the 2004 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

During the last quarter of the period covered by this Form 10-K, the Company filed the following Current Reports on Form 8-K:

•	Form 8-K filed October 1, 2003 announcing the appointment of John S. Dean, Sr. as Chairman of the Board of Directors and Chairman of the Audit Committee of the Board of Directors and appointing Janie Whitfield as a member of the Audit Committee of the Board of Directors.

•	Form 8-K filed November 5, 2003 announcing the sale of assets relating to its wholesale mortgage business.

•	Form 8-K filed January 2, 2004 announcing the consummation of the sale of assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ J. Donald Boggus, Jr. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ Leland W. Brantley, Jr. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ John S. Dean, Sr. John S. Dean, Jr.	Chairman of the Board of Directors	March 29, 2004

/s/ Charles Fendley Charles Fendley	Director	March 29, 2004

/s/ Charles Gehrmann Charles Gehrmann	Director	March 29, 2004

/s/ Michael W. Lowe Michael W. Lowe	Director	March 29, 2004

/s/ Janie Whitfield Janie Whitfield	Director	March 29, 2004

EXHIBIT INDEX

Exhibit Number	Description
11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2003 Annual Report to Shareholders for the fiscal year ended December 31, 2003. With the exception of information expressly incorporated herein, the 2003 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Mauldin & Jenkins LLC.

23.2	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Crescent Banking Company Proxy Statement for the 2004 Annual Meeting of Shareholders. With the exception of information expressly incorporated herein, the Proxy Statement for the 2004 Annual Meeting of Shareholders is not deemed filed as part of this Annual Report on Form 10-K.