Form 10-Q
period 2004-03-31
CRESCENT BANKING CO
filed 2004-05-17
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 14, 2004, Crescent Banking Company had 2,492,135 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$9,021,491	$16,850,685
Interest-bearing deposits in banks	797,999	40,287
Federal fund sold	18,448,000	13,241,000
Investment securities available-for-sale	17,896,755	16,591,617
Investment securities held-to-maturity, at cost (fair value of $2,848,918 and $4,176,810, respectively)	2,563,429	3,941,091
Restricted equity securities	1,215,975	1,291,175
Mortgage loans held for sale	2,537,711	2,641,426
Loans	313,110,588	274,536,053
Less allowance for loan losses	(3,659,293)	(3,243,177)

Loans, net	309,451,295	271,292,876
Premises and equipment	8,395,320	8,178,157
Other real estate owned	5,021,104	5,423,704
Mortgage servicing rights	3,336,627	3,507,707
Cash surrender value of life insurance	5,605,901	5,551,149
Deposit intangible	389,169	407,701
Deferred tax asset	718,710	700,640
Accounts receivable-brokers and escrow agents	1,537,671	3,617,638
Other assets	5,536,102	10,084,793
Assets related to discontinued operations	314,013	3,073,743

Total Assets	$392,787,272	$366,435,389

Liabilities
Deposits
Noninterest-bearing	$33,837,982	$27,767,517
Interest-bearing	273,964,529	256,822,583

Total deposits	307,802,511	284,590,100
Long-term borrowings	28,640,000	12,640,000
Deferred income taxes	—	—
Accrued interest and other liabilities	4,366,607	5,904,495
Liabilities related to discontinued operations	131,237	11,590,726

Total liabilities	340,940,355	314,725,321
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,492,135 and 2,466,285 issued, respectively	2,492,135	2,466,285
Capital Surplus	16,964,352	16,727,731
Retained earnings	32,519,359	32,525,038
Treasury stock, 16,668 and 6,668 shares, respectively	(296,091)	(36,091)
Accumulated other comprehensive income	167,162	27,105

Total shareholders’ equity	51,846,917	51,710,068

Total liabilities and shareholders’ equity	$392,787,272	$366,435,389

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended March 31,
	2004	2003
Interest income
Loans	$4,284,745	$3,170,917
Mortgage loans held for sale	17,363	428,045
Taxable securities	250,452	345,397
Nontaxable securities	—	1,279
Deposits in banks	1,808	4,709
Federal funds sold	40,209	2,671

Total interest income	4,594,577	3,953,018

Interest expense
Deposits	1,614,525	1,749,874
Other borrowings	108,709	49,092

Total interest expense	1,723,234	1,798,966

Net interest income	2,871,343	2,154,052
Provision for loan losses	517,000	353,000

Net interest income after provision for loan losses	2,354,343	1,801,052

Non-interest income
Service charges on deposit accounts	235,770	175,693
Mortgage servicing fee income	520,805	645,089
Gains on call of investment securities	3,008	215,406
Gains on sales of SBA loans	13,602	18,075
Other operating income	350,382	425,811

Total non-interest income	1,123,567	1,480,074

Non-interest expenses
Salaries and employee benefits	1,609,609	1,193,321
Capitalized loan origination costs	(412,559)	(392,204)
Occupancy and equipment	229,473	155,452
Supplies, postage, and telephone	177,411	162,750
Advertising	99,409	71,222
Insurance expense	45,200	43,958
Depreciation and amortization	368,090	316,105
Legal and professional	168,489	161,052
Director fees	58,050	43,250
Mortgage subservicing expense	229,612	247,163
Other operating expenses	311,888	247,854

Total non-interest expenses	2,884,672	2,249,923

Income from continuing operations before income taxes	593,238	1,031,203
Income tax expense	231,409	391,762

Income from continuing operations	361,829	639,441
Income (loss) from operations of discontinued mortgage subsidiary, net of tax (benefit) of $(108,269) and $2,423,572	(169,824)	3,953,988

Net income	192,005	4,593,429
Other comprehensive income
Unrealized gains (losses) on securities available for sale arising during period, net of tax	140,057	(77,169)

Comprehensive income	$332,062	$4,516,260

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

	For the three months ended March 31,
	2004	2003
Earnings per share
Basic earnings per share	$0.08	$1.89
Diluted earnings per share	$0.08	$1.81

Earnings per share from continuing operations
Basic earnings per share from continuing operations	$0.15	$0.26
Diluted earnings per share from continuing operations	$0.14	$0.25

Earnings (loss) per share from discontinued operations
Basic earnings (loss) per share from discontinued operations	$(0.07)	$1.63
Diluted earnings (loss) per share from discontinued operations	$(0.07)	$1.56

Cash dividends per share of common stock	$0.0800	$0.0775

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2004	2003
Operating Activities
Net Income	$192,005	$4,593,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (income) loss of discontinued operations	169,824	(3,953,988)
Accretion of discount on securities	(104,038)	(317,476)
Amortization of deposit intangible	18,532	18,532
Net gain on call of investment securities	(3,007)	(215,406)
Net gain on sale of other real estate owned	(50,422)	—
Amortization of mortgage servicing rights	172,527	141,356
Provision for loan losses	517,000	353,000
Depreciation	177,031	156,219
Gains on sales of mortgage servicing rights	—	(13,159,504)
Net decrease in mortgage loans held for sale	103,715	—
Acquisition of mortgage servicing rights	(1,447)	(1,218,085)
Proceeds from sales of mortgage servicing rights	—	13,424,576
Income on life insurance policies	(54,752)	(57,015)
Decrease in deferred income taxes	(18,070)	—
(Increase) decrease in interest receivable	(146,228)	259,690
Decrease in accounts receivable – brokers and escrow agents	2,079,967	507,225
Decrease in interest payable	(12,326)	(36,994)
Net cash provided by (used in) discontinued operations	(8,090,544)	27,754,766
Net other operating activities	2,857,650	2,274,648

Net cash provided by (used in) operating activities	(2,192,583)	30,524,973

Investing Activities

Net (increase) decrease in interest-bearing deposits in banks	(757,712)	3,996,269
Purchase of securities available-for-sale	(2,025,374)	—
Proceeds from maturities/calls of securities available-for-sale	1,022,037	2,459,714
Proceeds from maturities/calls of securities held-to-maturity	1,416,334	2,737,609
Proceeds from maturities of restricted equity securities	75,200	204,100
Purchase of life insurance policies	—	(203,000)
Proceeds from the sale of other real estate owned	588,623	13,000
Net (increase) decrease in federal funds sold	(5,207,000)	2,824,000
Net increase in loans	(38,803,832)	(23,220,562)
Purchase of premises and equipment	(394,194)	(19,019)
Net cash used in discontinued operations	—	(95,338)

Net cash used in investing activities	(44,085,918)	(11,303,227)

Financing Activities

Net increase in deposits	23,212,411	3,504,459
Net increase in other borrowings	16,000,000	—
Purchase of common stock into Treasury	(260,000)	—
Proceeds from the exercise of stock options	262,471	—
Dividends paid	(197,684)	—
Net cash used in discontinued operations	(567,891)	(3,032,357)

Net cash provided by financing activities	38,449,307	472,102
Net increase (decrease) in cash and due from banks	(7,829,194)	19,693,848
Cash and due from banks at beginning of year	16,850,685	17,607,864

Cash and due from banks at end of period	$9,021,491	$37,301,712

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	1,939,440	3,211,897
Cash paid during period for taxes	498,992	2,632,333
Principal balances of loans transferred to other real estate owned	128,413	2,935,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2003 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim periods.

Certain reclassifications have been made to 2003 consolidated financial information to conform to the presentation of 2004 information. Such reclassifications had no effect on previously reported consolidated net income or consolidated shareholders’ equity.

NOTE 2. DISCONTINUED OPERATIONS

On November 4, 2003, the Company entered into a definitive agreement with Carolina Financial Corporation (“Carolina”) to sell the wholesale residential mortgage business conducted by the Company’s subsidiary, CMS. The transaction closed December 31, 2003. Under the definitive agreement, Carolina purchased all of CMS’ mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their book value or carrying value. Carolina offered jobs to all CMS employees at their current locations, and former senior management of CMS continues to manage the business for Carolina. The Company was to be paid 100% of the profits from the mortgage pipeline during the first 60 days following closing as well as 30% of the pre-tax income of the business for the nine months following the first 60 day period. During the first 60 days following closing, Carolina’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. The Company retained its mortgage servicing portfolio at CMS. As of March 31, 2004 this mortgage servicing portfolio was approximately $696 million. In connection with the transaction, the Company agreed to refrain from engaging in the wholesale residential mortgage business in competition with Carolina for one year following the closing.

Summarized information for the operations of the discontinued mortgage subsidiary is as follows:

	For the three months ended March 31,
	2004	2003
Revenues	$193,419	$17,038,303
Expenses	471,512	10,660,743

Pretax income (loss) from operations of discontinued mortgage subsidiary	$(278,093)	$6,377,560

NOTE 2. DISCONTINUED OPERATIONS (Continued)

Assets and liabilities of the discontinued operations included in the consolidated balance sheet as of March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
Assets from discontinued operations

Mortgage loans held for sale	$—	$2,962,412
Premises and equipment	—	—
Interest receivable	—	8,465
Prepaid expenses	—	—
Accounts receivable	314,013	102,866

	$314,013	$3,073,743

	March 31, 2004	December 31, 2003
Liabilities from discontinued operations

Derivative liability	$—	$—
Other borrowings	—	567,891
Drafts payable	—	118,814
Interest payable – Warehouse lines of credit	—	84,963
Accounts payable accrued expenses	—	7,917,536
Accounts payable	131,237	2,901,522

	$131,237	$11,590,726

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company made use of derivative instruments and engaged in hedging activities in connection with its wholesale mortgage operations conducted by CMS prior to the sale of the assets of the wholesale mortgage business to Carolina Financial on December 31, 2003. The Company has not entered into any new hedging arrangements since December 31, 2003. During the first three months of 2004, the Company continued to benefit from certain hedging arrangements that were entered into prior to December 31, 2003.

On January 1, 2001, the Company adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS No. 133, (collectively, SFAS No. 133). Under SFAS No. 133, all derivative financial instruments are recognized on the balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either (1) a hedge of the fair value of a recognized asset, liability or an unrecognized firm commitment (a “fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge) or (3) a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in net income of the current period. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income and subsequently reclassified as income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in net income of the current period.

The Company had three types of derivative instruments that met the criteria of a derivative as outlined in SFAS No. 133: (1) interest rate lock commitments, (2) mandatory sales commitments, and (3) options to deliver mortgage-backed securities. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedging transactions. The primary market risk facing the Company prior to the sale of its wholesale mortgage operations was interest rate risk related to its locked pipeline. The locked pipeline was comprised of interest rate lock commitments issued on residential mortgage loans held for sale. In order to mitigate the risk that a change in interest rates would result in a decline in the value of the Company’s locked pipeline, the Company entered into hedging transactions. The locked pipeline was hedged with mandatory sales commitments or options to deliver mortgaged-backed securities that generally correspond with the composition of the locked pipeline. Due to the variability of closings in the locked pipeline, which was driven primarily by interest rates, the Company’s hedging policies required that a percentage of the locked pipeline be hedged with these types of derivative instruments. The Company was generally not exposed to significant losses, nor did it realize significant gains, related to its locked pipeline, due to changes in interest rates, net of gains or losses on associated hedge positions. However, the Company was exposed to the risk that the actual closings in the locked pipeline might deviate from the estimated closings for a given change in interest rates. Although interest rates were the primary determinant, the actual loan closings from the locked pipeline were influenced by many factors, including the composition of the locked pipeline, interest rate movements, and remaining commitment periods. The Company’s estimated closings were based on the historical data of loan closings as influenced by recent developments.

The Company considered the locked pipeline to be a portfolio of free-standing derivative instruments. The Company also considered the mandatory sales commitments and options to deliver mortgage-backed securities that were used to hedge the locked pipeline to be free-standing derivative instruments. Accordingly, the Company records the fair value of its derivative instruments on the balance sheet and changes in fair value in net income of the current period

The Company had no derivative instruments during the first quarter of 2004. For the three months ended March 31, 2003, the impact on net income, net of tax was $(444,918). The $(444,918) SFAS No. 133 effect on net income during the three-month period ended March 31, 2003 reflects the change in the fair value of the Company’s freestanding derivatives of $(717,609), net of the related tax effect of $272,691.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 2004, the Company had purchased loans for which it provides servicing with principal balances totaling $696.3 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended March 31, 2004
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$192,005	2,465,817	$0.08
Effect of dilutive securities (stock options)		47,577
Diluted earnings per share	$192,005	2,513,394	$0.08

Continuing Operations
Basic earnings per share	$361,829	2,465,817	$0.15
Effect of dilutive securities (stock options)		47,577
Diluted earnings per share	$361,829	2,513,394	$0.14

Discontinued Operations
Basic earnings (loss) per share	$(169,824)	2,465,817	$(0.07)
Effect of dilutive securities (stock options)		47,577
Diluted earnings (loss) per share	$(169,824)	2,513,394	$(0.07)

	Three Months Ended March 31, 2003
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$4,593,429	2,433,590	$1.89
Effect of dilutive securities (stock options)		104,880
Diluted earnings per share	$4,593,429	2,538,470	$1.81

Continuing Operations
Basic earnings per share	$639,441	2,433,590	$0.26
Effect of dilutive securities (stock options)		104,880
Diluted earnings per share	$639,441	2,538,470	$0.25

Discontinued Operations
Basic earnings per share	$3,953,988	2,433,590	$1.63
Effect of dilutive securities (stock options)		104,880
Diluted earnings per share	$3,953,988	2,538,470	$1.56

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

The Company had two reportable segments: (1) commercial banking, and (2) mortgage banking. The commercial banking segment provides traditional banking services (including retail mortgage loan originations) offered through Crescent Bank & Trust Company, the Company’s wholly-owned commercial banking subsidiary (the “Bank”). The mortgage banking segment provided wholesale mortgage loan origination and servicing offered through Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”). The Company discontinued its wholesale mortgage operations through the sale of its wholesale mortgage assets by CMS effective December 31, 2003 (See Note 2. Discontinued Operations).

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

	For the three Months Ended March 31, 2004
	Commercial Banking	Mortgage Banking	Eliminations	Total
Interest income	$4,594,577	$56,040	—	$4,650,617
Interest expense	$1,723,234	$118,917	—	$1,842,151

Net interest income	$2,871,343	$(62,877)	—	$2,808,466
Provision for loan loss	$517,000	—	—	$517,000
Other revenue from external customers	$1,123,567	$137,378	—	$1,260,945
Other expenses	$2,884,672	$352,594	—	$3,237,266
Segment pre-tax earnings/(loss)	$593,238	$(278,093)	—	$315,145
Segment assets	$392,473,259	$314,013	—	$392,787,272

	For the three Months Ended March 31, 2003
	Commercial Banking	Mortgage Banking	Eliminations	Total
Interest income	$3,953,018	$2,804,628	$(428,045)	$6,329,601
Interest expense	$1,798,966	$1,763,727	$(428,045)	$3,134,648

Net interest income	$2,154,052	$1,040,901	—	$3,194,953
Provision for loan loss	$353,000	—	—	$353,000
Other revenue from external customers	$1,480,074	$14,233,675	—	$15,713,749
Other expenses	$2,249,923	$8,897,016	—	$11,146,939
Segment pre-tax earnings	$1,031,203	$6,377,560	—	$7,408,763
Segment assets	$309,426,763	$259,476,892	—	$568,903,655

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

	For the three months ended March 31,
	2004	2003
Net income, as reported	$192,005	$4,593,429
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,320	2,943

Pro forma net income	$184,685	$4,590,486

Consolidated earnings per share:
Basic – as reported	$0.08	$1.89
Basic – pro forma	$0.07	$1.89
Diluted – as reported	$0.08	$1.81
Diluted – proforma	$0.07	$1.81

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

Overview

The Company is made up of the following four entities:

•	Crescent Banking Company (“Crescent”), which is the parent holding company of Crescent Bank & Trust Company (“Crescent Bank” or the “Bank”) and Crescent Mortgage Services, Inc. (“CMS”);

•	Crescent Bank, a community-focused commercial bank;

•	CMS, a mortgage banking company; and

•	Crescent Capital Trust I, a trust preferred subsidiary.

For purposes of the following discussion, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank and CMS. The words “Crescent,” “Crescent Bank,” or the “Bank,” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively. The Company’s principal executive offices, including the principal executive offices of Crescent Bank, are located at 251 Highway 515, Jasper, Georgia 30143, and the telephone number at that address is (706) 692-2424. The Company maintains an Internet website at www.crescentbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

As of March 31, 2004, the Company had total consolidated assets of approximately $392.8 million, total deposits of approximately $307.8 million, total consolidated liabilities, including deposits, of $340.9 million and consolidated shareholders’ equity of approximately $51.8 million. The Company’s continued operations in the commercial banking segment and discontinued operations in the mortgage wholesale banking segment are discussed in the “Results of Operations” section of this discussion and analysis.

As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will be substantially different from the historical statements and discussions presented herein.

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. Crescent Bank is a Georgia banking corporation that was founded in August 1989. Crescent Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”) and its deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”). Crescent Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through Crescent Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, Crescent Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. Crescent Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While Crescent Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of Crescent Bank’s commercial banking operations allows for diversification of depositors and borrowers, and Crescent Bank’s management believes it is not dependent upon a single or a few customers. Crescent Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. Also, the Company does not consider its commercial banking operations to be seasonal in nature.

Consistent with the Company’s efforts to better service its market, the Company has engaged in recent expansion of its business. In December 2003, Crescent Bank purchased an existing bank building in Forsyth County, Georgia, which opened for business on April 1, 2004. This gives Crescent Bank two branches in Forsyth County, Georgia, which is one of the fastest growing counties in Georgia. This new office serves the needs of many local residents in Forsyth County who have traditionally banked with larger regional and national banks that often lack a community focus. In 2003, Crescent Bank also purchased two tracts of land in Bartow County for future branch sites, one site in Cartersville, Georgia and the other site in Adairsville, Georgia. We began construction on the site in Cartersville, Georgia in January of 2004 and we hope to open that branch in July of 2004. With the completion of the construction of the new Cartersville branch, the Bank will have two full service branches in Cartersville, Georgia and will be able to better serve the needs of many local residents. Although we do not expect to begin construction on our new Adairsville, Georgia branch office until late 2004 or early 2005, we expect to open a loan production office near our future branch site in May of 2004. Also, in February of 2004, we opened a loan production office in Cherokee County, Georgia. This gives Crescent Bank two full service branches and the loan production office in Cherokee County, Georgia, which is also one of the fastest growing counties in Georgia.

Challenges for the Commercial Banking Business

Crescent Bank has three primary challenges for the future: interest rate risk, competitive marketplace and liquidity. Crescent Bank’s principal source of revenue comes from its net interest income. This is the difference between the income we receive on our interest-earning assets, such as investment securities and loans, and the expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not properly managed, can result in volatility of and decrease in earnings. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates will continue to be flat until the end of 2004 at which point interest rates are expected to rise. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, the Bank is considered asset sensitive and if rates rise, the net interest margin will improve. However, on a one-year cumulative time period, the Bank is considered liability sensitive and if rates rise, the net interest margin will decrease. The Bank hopes to drive the one-year cumulative time period into an asset sensitive position to take advantage of the expectations of interest rates increasing in late 2004 and into 2005.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. Crescent Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers, and insurance companies, locally, regionally and nationally, some of which compete with offerings by mail, telephone, computer and/or the Internet. In its commercial bank lending activities, Crescent Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of Crescent Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within Crescent Bank’s market area. Virtually every type of competitor for business of the type served by Crescent Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic technology than the Company. To offset these competitive disadvantages, Crescent Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

The third challenge for the Company’s commercial banking business is liquidity or our ability to raise funds to support asset growth and sustain our operations. Due to the projected high volume of loan growth for 2004 and future years and the competitive pricing by the competition in several of our market areas, Crescent Bank’s liquidity could come under pressure. The Bank has the ability to bring in out of market deposits to supplement deposit growth in our market areas and can borrow an additional $10.0 million in Federal Home Loan Advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future which would adversely affect its net interest margin and net income.

Mortgage Banking Business

Prior to the sale of our mortgage operations on December 31, 2003, the Company originated, sold and serviced mortgage loans through its subsidiary, CMS. The Company incorporated CMS as a separate subsidiary in October 1994 and it served as an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and private investors. CMS offered wholesale mortgage banking services and provided servicing for residential mortgage loans. CMS had wholesale mortgage banking offices located in Atlanta, Georgia, Manchester, New Hampshire, Chicago, Illinois, Seminole, Florida and Columbia, Maryland.

In 2004, the Company will conduct nearly all of its business through Crescent Bank. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS, to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). In connection with the sale, Carolina Financial and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans, and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets. The Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following December 31, 2003, as well as 30% of the pre-tax income of the business for the 9 months following the first 60 day period. During the first 60 days following closing, Carolina’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. The Company has retained its mortgage servicing portfolio, which was approximately $696 million at March 31, 2004, at CMS. As part of the transaction, CMS and Carolina Financial have entered into a transition services agreement pursuant to which CMS is obligated to provide certain services, including the origination of mortgage loans, to CMC on a temporary basis. The sale of the wholesale residential mortgage business will simplify the Company’s business model and allow us to focus on our core community banking business. Crescent Bank currently operates in some of the fastest growing counties in the United States and the reinvestment of the capital previously invested in CMS, instead of Crescent Bank, coupled with the proceeds from the sale of the mortgage operation will be available to support expansion through internal growth and strategic acquisitions. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will be substantially different from the historical statements presented herein.

Accounting Standards

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Public entities, other than small business issuers, must apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The Company adopted both FIN 46 and FIN 46R in the prior year, resulting in the deconsolidation of the Company’s trust preferred subsidiary. However, the Company has not reflected its investment in the trust preferred subsidiary as of March 31, 2004. The Company intends to record this investment in its books during the second quarter of 2004 resulting in an increase of $105,000 in both long term debt and other assets.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve Board regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the FRB issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the FRB will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under FRB guidelines.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments, involving significant estimates and assumptions, in the application of certain of its accounting policies about the effects of matters that are inherently uncertain. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in subsequent financial statements as a result of the use of revised estimates and assumptions. Certain accounting policies, by their nature, have a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported. Based on the sensitivity of financial statement amounts to the policies, estimates and assumptions underlying reported amounts, the relatively more significant accounting policies applied by the Company have been identified by management as:

•	the allowance for loan losses;

•	the value of mortgage servicing rights; and

•	the value of derivatives.

These policies require the most subjective or complex judgments, and related estimates and assumptions could be most subject to revision as new information becomes available.

The following is a brief discussion of the above-mentioned critical accounting policies. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported financial condition and results of operations.

Allowance for Loan Losses

The establishment of our allowance for loan losses is based upon our assessments of information available to us at the time of determination, and is based upon a number of factors, including our historical experience, economic conditions and issues with respect to individual borrowers. Evaluation of these factors involves subjective estimates and judgments that may change. In the context of our wholesale mortgage operations in the prior year, due to our determination and experience that mortgage loans originated for resale had little default risk to us during the limited period between origination and sale and are carried at the lower of cost or market, we did not maintain an allowance related to such mortgage loans.

Mortgage Servicing Rights

Mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At March 31, 2004, no valuation allowances were required for our mortgage servicing rights.

Derivatives

Our wholesale mortgage business used derivatives intended to reduce interest rate risk incurred as a result of market movements. On January 1, 2001, we adopted Statement of Financial Accounting Standards, or “Statement,” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Statement No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133,” which we collectively refer to as “SFAS No. 133.” We used three types of financial instruments that meet the criteria of a derivative as outlined in SFAS No. 133:

•	interest rate lock commitments;

•	mandatory sales commitments; and

•	options to deliver mortgage-backed securities.

All of these are considered free-standing derivative instruments, and changes in the fair values are reported in the net income for each period. While engaged in the wholesale mortgage banking business, we believed that the primary market risk facing us was interest rate risk related to our pipeline of interest rate lock commitments issued on residential mortgage loans in the process of origination for sale. Our policies required that a specific percentage of our locked pipeline be hedged with mandatory sales commitments or options to deliver mortgage-backed securities that generally corresponded with the composition of the locked pipeline. The amount of the derivatives employed was based upon our historical experience and estimates and judgments based upon current and anticipated interest rates and economic conditions, the composition and nature of our pipeline and the length of the remaining commitment periods. With the sale of the wholesale mortgage business that closed on December 31, 2003, it is not expected that the Company will significantly engage in derivative activity for the foreseeable future.

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

In 2003, our other principal source of revenue were the fees and income we earned from the origination, holding, servicing and sale of residential first mortgage loans and mortgage servicing rights from our discontinued mortgage banking operations. We will continue to earn fees and income in 2004 from the servicing and sale of mortgage servicing rights which were retained in the sale of our wholesale mortgage business. Additionally, we will continue to receive contingent payments from Carolina Financial during 2004 in connection with the assets transferred to Carolina Financial on December 31, 2003. Revenues from our former wholesale mortgage banking operations vary significantly due to, among other things:

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

Continuing Operations

Through Crescent Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, Crescent Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The sale of the Company’s wholesale residential mortgage business made available $27 million in capital that we are using to expand our commercial banking business through our ongoing branching initiatives. In December 2003, Crescent Bank purchased an existing bank building in Forsyth County, Georgia, which opened for business on April 1, 2004. Also, in February of 2004, we rented office space and opened a loan production office in Cherokee County, Georgia. With this loan production office, we hired two new loan officers and two loan processors. In 2003, Crescent Bank also purchased two tracts of land in Bartow County for future branch sites, one site in Cartersville, Georgia and the other site in Adairsville, Georgia. We began construction on the site in Cartersville, Georgia in January of 2004 and we hope to open that branch in July of 2004. Although, we do not expect to begin construction on our new Adairsville, Georgia branch office until late 2004 or early 2005, we are opening a loan production office near our future branch site in May of 2004. In the first quarter of 2004, the Bank had already hired three employees for the loan production office in Adairsville, Georgia and two employees for the full service branch in Cartersville, Georgia.

In the first quarter of 2004, the Bank has seen a significant increase in non-interest expenses related to its expansion with the four new offices. The costs associated with the expansion and the costs associated with carrying unleveraged capital have placed a strain on earnings from the commercial banking business in the first quarter of 2004. See further discussion below under “- Results of Our Commercial Banking Business.”

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking increased 16% to $4.6 million for the three months ended March 31, 2004 from $4.0 million for the three months ended March 31, 2003. The interest income for the three months ended March 31, 2003 includes intercompany interest income of approximately $428,000 earned for the use of funds from the commercial bank by the Bank’s mortgage division. There was no intercompany interest income included for the three months ended March 31, 2004 because the Bank transferred its loan production from its mortgage division within the Bank into CMS, beginning in April 2003.

If the intercompany interest income was not included, then interest income for the three months ended March 31, 2003 would be $3.5 million and would have increased 30% to $4.6 million in the first quarter in 2004. The increase in 2004 in interest income was the result of a higher volume of average commercial banking loans. Average commercial banking loans increased 41% in 2004 from $207.6 million for the three months ended March 31, 2003 to $293.5 million for the three months ended March 31, 2004. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of Crescent Bank’s operations in 2003 and 2004 in each of Bartow, Cherokee and Forsyth Counties, Georgia, including the opening of a new loan production office in Cherokee County in February of 2004. The increase in interest income from the growth of commercial banking loans was partially offset by a decline in yield from the commercial banking interest-earning assets from 6.21% for the quarter ended March 31, 2003 to 5.53% for the quarter ended March 31, 2004. These yields on the commercial banking interest-earning assets do not include the effects of the intercompany interest income. This decline in yield from 2003 to 2004 was the result of repricing interest-earning assets as rates declined in 2003 and 2004.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended March 31, 2004 and 2003 was $1.7 million and $1.8 million, respectively. Interest expense related to commercial banking deposits for the three months ended March 31, 2004 and 2003 was $1.6 million and $1.8 million, respectively. The decrease in interest expense from interest-bearing deposits from the three months ended March 31, 2003 to the three months ended March 31, 2004 resulted principally from the repricing of deposits in the low interest rate environment. The cost of funds from commercial banking deposits was 3.16% for the three months ended March 31, 2003 and 2.49% for the three months ended March 31, 2004. This decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined from 3.85% to 2.99%. The decrease in interest expense from the repricing of deposits was partially offset by the increase in average interest-bearing deposits. Average interest-bearing deposits increased approximately $36.9 million, or 16%, from $224.2 million for the three months ended March 31, 2003 to $261.1 million for the three months ended March 31, 2004. The increase in the interest-bearing deposits is mainly attributable to our increase in certificate of deposits, in particular the Bank’s out-of-market certificate of deposits. From March 31, 2003 to March 31, 2004, the Bank’s out-of-market certificate of deposits increased from approximately $6.5 million to $33.3 million. In the first three months of 2004 and 2003, interest expense accounted for 37% and 46% of our total commercial banking business expenses, respectively. The decrease in this percentage resulted from the decrease in interest expense from interest-bearing deposits due to the repricing of commercial banking deposits in the low interest rate environment along with an increase in non-interest expenses related to the Bank’s asset growth and expansion.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2004 were $2.9 million, 3.45% and 3.03%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2003 were $1.7 million, 3.04% and 3.01%, respectively. These calculations of the net interest income, net interest margin and the net interest spread do not include the effects of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the Bank. If the effects of intercompany interest were included in the calculation, net interest income would have been $2.1 million for the three months ended March 31, 2003. There was no intercompany interest income included for the three months ended March 31, 2004 because the Bank transferred its loan production from its mortgage division within the Bank into CMS, beginning in April 2003. The increase during the three month period in 2004 in net interest income, net interest margin and the interest spread for commercial banking was mainly due to two factors. One was a higher level of average commercial banking loans, which increased 41% from the three months ended March 31, 2003 to the three months ended March 31, 2004. With this loan growth, the Bank’s average loan to total funding ratio increased from 78% for the three months ended March 31, 2003 to 92% for the three months ended March 31, 2004. The second factor was the decrease in the Bank’s cost of funds for deposits, in particular, time deposits. The cost of funds from commercial banking deposits declined from 3.16% for the three months ended March 31, 2003 to 2.49% for the three months ended March 31, 2004. This decrease was mainly attributable to the decline in the cost of time deposits, which fell 86 basis points in 2004 due to the low interest rate environment. The increases in the net interest income, net interest margin and net interest spread from these two factors were partially offset by a decrease in the yield on earning assets of 68 basis points from the three months ended March 31, 2003 to the three months ended March 31, 2004.

Loan Loss Provisions

For the three months ended March 31, 2004, we made a provision for loan losses of $517,000 and incurred net charge-offs of $100,883 of commercial banking loans. For the three months ended March 31, 2003, we made a provision for loan losses of $353,000 and incurred net charge-offs of $28,203 of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding during the year were 0.14% (annualized) for the three months ended March 31, 2004, 0.19% for the year ended December 31, 2003 and 0.01% (annualized) for the three months ended March 31, 2003. The Bank’s charge-offs in the first three months of 2004 mainly consisted of one commercial real estate loan charge-off of $65,508 and various installment and other consumer loans, while the charge-offs in the first three months of 2003 were mainly related to one commercial loan for $54,677. In the first quarter of 2003, the Bank also had a recovery of $46,621 related to a commercial loan charged-off in 2002. The increases in the amount of the provision for loan losses for the three months ended March 31, 2004 from three months ended March 31, 2003 mainly related to the increases in the loan portfolio. Our commercial loan portfolio increased approximately $38.6 million during the first three months of 2004 while it only increased approximately $20.4 million during the first three months of 2003. As a result of this growth in our commercial loan portfolio, we adjusted our allowance for loan losses to account for our historical experience with various borrowers. The allowance for loan losses as a percentage of total commercial banking loans was 1.17%, 1.18% and 1.30% at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Non-interest Income

Our non-interest income related to our commercial banking business was $1.1 million in the first three months of 2004 compared to $1.5 million in the first three months of 2003. The decrease in non-interest income for the three-month period ending March 31, 2004 was primarily due to two factors. In the first quarter of 2003, the Bank had gains on call of investments of $215,406 compared to $3,008 in the first quarter of 2004. The Bank had nine U.S. government agency bonds called in the first quarter of 2003 compared to one in the first quarter of 2004. The other factor was a decrease in retail mortgage origination fees in the first quarter of 2004 compared to the same period in 2003. Retail mortgage origination fees decreased from $286,884 to $107,624, which was the result of a decrease in production in the first quarter of 2004. With the slowdown in the refinance market, retail mortgage production decreased from $20.9 million in the first quarter of 2003 to $8.9 million in the first quarter of 2004.

Non-interest Expense

Our non-interest expenses related to our commercial banking segment were $2.9 million for the three months ended March 31, 2004, compared to $2.3 million for the three months ended March 31, 2003. The increase in non-interest expense in 2004 was attributable to an increase in salaries and benefits of approximately $416,000, occupancy and equipment expense of $95,000, and other real estate expenses of approximately $103,000. Salaries and other payroll expenses increased approximately $416,000 in the first quarter of 2004 compared to the first quarter of 2003 due to our addition of fourteen new employees to our commercial banking staff and due to regular annual raises. In the first quarter of 2004, the Bank opened a new loan production office in Cherokee County and opened a new banking branch office in Forsyth County. The Bank also began hiring employees for a new banking branch and loan production office in Bartow County which are scheduled to open in the 2nd and 3rd quarter of 2004. The Bank has also seen an increase of approximately $121,000 in its cost for its executive deferred compensation and supplemental retirement benefit plan in 2004. This increase in costs was mainly due to increased benefits cost from the growth in the size of the benefit plan. The increase in occupancy and equipment expense of $95,000 was also mainly attributable the Bank’s expansion including the opening of a new loan production office in Cherokee County and the opening of a new banking branch office in Forsyth County in the first quarter of 2004. The Bank is renting the office space for the loan production office in Cherokee County and purchased an existing bank branch for the Forsyth branch office. Also, in the first quarter of 2004, the Bank began construction on a new banking branch office and loan production office in Bartow County. Included within occupancy and equipment expense, the Bank has also seen an increase of approximately $41,000 in equipment maintenance contracts due to both the expansion in offices and upgrades in technology during 2003 and the first quarter of 2004. Other real estate expenses increased approximately $103,000 from the first quarter of 2003 to the first quarter of 2004. The expenses during the first quarter of 2004 were mainly associated with two properties. One was a residential home in which the Bank made improvements in order to prepare the home for sale, and the other was a residential subdivision in which the Bank expensed the costs associated with the completion of the development of the subdivision.

In the first quarter of 2004, non-interest expenses were decreased by a increase in the amount of commercial banking costs netted against commercial banking loan origination fees. Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of non-interest expenses in the statement of income. For the three months ended March 31, 2004, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $412,559, compared to $392,204 for the three months ended March 31, 2003.

Pretax Net Income

In the first three months of 2004, our commercial banking pre-tax income was $593,238 compared to pre-tax income of $1,031,204 for the three months ending March 31, 2003. Pretax income for the three months ended March 31, 2004 decreased $437,966, or 42% compared to the three months ended March 31, 2003. The decrease in non-interest income and the increase in non-interest expense are the main reasons for the decrease in pretax income in 2004. The decrease in non-interest income for the three-month period ending March 31, 2004 was primarily due to two factors: a $212,000 decrease in gains on call of investments and a $179,000 decrease in retail mortgage origination fees in the first quarter of 2004 compared to the same period in 2003. The increase in non-interest expense in the first quarter of 2004 is mainly related to Crescent Bank’s expansion efforts. In the first quarter of 2004, Crescent Bank opened a full service branch in Forsyth County and a loan production office in Cherokee County. The Bank also began construction on another full service branch and loan production office in Bartow County. The Bank experienced significant start-up costs with the opening of these offices including salaries and benefits and occupancy costs. The pretax loss from these four offices in the first quarter of 2004 is approximately $143,000. See further discussion above under “-Results of Operations-Results of Our Commercial Banking Business-Non-interest Income” and “-Results of Operations-Results of Our Commercial Banking Business-Non-interest Expense.”

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial Corporation (“Carolina Financial”). In connection with the sale, Carolina Financial purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets. The Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following closing, which was December 31, 2003, as well as 30% of the pre-tax income of the business for the 9 months following the first 60 day period. During the first 60 days following closing, Carolina’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. The Company will retain its mortgage servicing portfolio at CMS. As of March 31, 2004, this mortgage servicing portfolio was approximately $696 million.

Following the completion of the sale of assets, the Company and Carolina Financial have operated under the terms of a transition services agreement pursuant to which we have continued to provide certain mortgage loan origination services to Carolina Financial while Carolina Financial obtains the requisite state and government-sponsored entity licenses and approvals necessary to operate the business. The transition services agreement contemplates us originating mortgage loans in the name of CMS and then immediately selling those loans to Carolina Financial or one of its affiliates. These loans are funded through warehouse facilities maintained by Carolina Financial. Our obligation to provide mortgage loan origination services will terminate on May 31, 2004 unless extended by the parties. In addition to the loan origination services, the transition services agreement also contemplates the delivery of various other services by the parties on a temporary basis.

Although the Company will continue to offer retail mortgage products through Crescent Bank & Trust Company, the sale of the wholesale mortgage operations will enhance the stability of the Company’s earnings as interest rate changes will have a much smaller impact on the Company’s overall operations. The sale of the Company’s wholesale residential mortgage business has also made available $27 million in capital that we had previously been required to maintain in CMS in order to meet certain financial ratios that were conditions of our warehouse credit facilities. We are using this additional capital to expand our commercial banking business through our ongoing branching initiatives.

In addition to making additional capital available to our commercial banking business, the sale of the Company’s wholesale residential mortgage business has also resulted in a reduction in the Company’s leverage as it is no longer required to maintain the $290 million in warehouse borrowing capacity which had previously been required to fund our wholesale mortgage loan originations.

Results of Our Mortgage Banking Business

We experienced significant changes in mortgage loan production in 2003 that were directly related to changes in interest rates. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points, and during 2002 they reduced interest rates another 50 basis points. Interest rates were reduced further by 25 basis points in 2003. This reduction in mortgage interest rates and the slowdown in the economy caused mortgage rates to fall to historical lows and therefore cause mortgage production to increase to historical highs for the Company in 2003. The decreases in interest rates generally encourage our customers to refinance existing homes, or to purchase new homes, increasing our wholesale loan production activities. We closed $1.4 billion of wholesale mortgage loans during the three months ended March 31, 2003. We did not close any wholesale mortgage loans during the three months ended March 31, 2004. In the first quarter of 2004, the mortgage banking business operations mainly consisted of activity from the servicing portfolio and the costs associated with winding down the wholesale mortgage business.

For the three months ended March 31, 2004, the revenues and net loss from the wholesale mortgage banking business were approximately $193,000 and $170,000. Revenues for the first quarter of 2004 mainly consisted of $110,000 of mortgage fee income and $56,000 in interest income on repurchased mortgage loans. The expenses mainly consist of professional fees related to the completion of the sale of the mortgage banking business of approximately $140,000 and employer payroll taxes related to the payment of the salary and bonus to the mortgage executives of approximately $111,000. For the three months ended March 31, 2003, the revenues and net income from the mortgage banking business were approximately $17.7 million and $4.0 million.

Revenues from the first quarter of 2003 mainly consisted of gains on the sale of mortgage loans held for sale and mortgage servicing rights of approximately $14.1 million. During the first quarter of 2003, we sold the mortgage loans and the servicing rights with respect to $1.2 billion of mortgage loans for a gain of $14.1 million or a spread on the sale of servicing of 1.17%. We earned a significant spread on the sale of servicing because the cost to originate servicing rights decreased due to the production consisting primarily of borrowers refinancing their existing mortgage loans, which improved market pricing. For the three months ended March 31, 2003, the expenses were approximately $11.2 million. Non-interest expenses for the mortgage operations tend to vary with production. Our salaries and benefits totaled $8.3 million for the first quarter of 2003. When we commenced our mortgage banking business in 1993, we entered into employment agreements with Mr. Robert C. KenKnight, the President of our wholesale mortgage business prior to its sale, and thereafter with Mr. Michael P. Leddy, an Executive Vice President of our wholesale mortgage business prior to its sale, to ensure that we would have their services on a long-term basis. Under these employment agreements, Messrs. KenKnight and Leddy earned incentives based upon the pretax net income of our mortgage operations and changes in the net appraised value of our mortgage servicing portfolio. As a result of our record mortgage loan production, their compensation increased significantly in 2003. Other non-interest expenses, including mortgage subservicing expenses and legal and professional fees also increased significantly in the first quarter of 2003 and were directly related to the increase in mortgage production, the restructuring of lending arrangements in 2003, the movement of mortgage production from the Bank to CMS, and general reviews of, and improvements to the structure and operations of our mortgage business following our restatements of our 2001 and 2002 financial statements.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

Our total assets increased $26.4 million, or 7%, during the first three months of 2004 from $366.4 million as of December 31, 2003 to $392.8 million as of March 31, 2004. If total assets from discontinued operations were excluded, assets from continuing operations increased $29.1, or 8% during the first three months of 2004. The increase in total assets was mainly comprised of a $38.6 million, or 14%, increase in the Bank’s commercial loans. Our increase in total assets corresponded with a $23.2 million, or 8%, increase in deposits and a $16.0 million, or 127%, increase in other borrowings. At March 31, 2003, we had total assets of $568.9 million including total assets from continuing operations of $309.4 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At March 31, 2004, interest-earning assets totaled $356.6 million and represented 91% of total assets. This represents a $41.3 million, or 13%, increase from December 31, 2003, when interest-earning assets totaled $315.2 million, or 86%, of total assets. This increase was mainly related to a $38.6 million increase in the Bank’s commercial banking loan portfolio. See “—Financial Condition—Financial Condition of Our Commercial Banking Business” below. At March 31, 2003, our interest-earning assets totaled $489.6 million and represented 88% of our total assets. Interest-earning assets from continuing operations at March 31, 2003 totaled $239.4 million, representing 77% of our total assets from continuing operations.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under “—Financial Condition—Financial Condition of Our Commercial Banking Business.”

Premises and Equipment

We had premises and equipment of $8.4 million at March 31, 2004, compared to $8.2 million at December 31, 2003 and $6.9 million at March 31, 2003. The increase in premises and equipment from December 31, 2003 to March 31, 2004 was primarily due to the beginning of the construction of the new office in Cartersville in January 2004. The budgeted construction cost of the building is approximately $500,000 and it is scheduled to be completed in July of 2004. The increase of $1.5 million from March 31, 2003 to March 31, 2004 was attributable to the Bank purchasing two parcels of land in Bartow County for approximately $1.0 million in the 3rd quarter of 2003 for two future branch sites and purchasing land and an existing bank building in Forsyth County for approximately $1.0 million in the 4th quarter of 2003. These increases were offset by the sale of the premises and equipment from the mortgage banking business of approximately $600,000 at December 31, 2003. The branch building in Forsyth County opened for business on April 1, 2004.

Cash Surrender Value of Life Insurance

In 1999, Crescent Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At March 31, 2004, the total cash value of life insurance was $5.6 million. At December 31, 2003 and March 31, 2003, the total cash value of the life insurance was $5.5 million and $5.4 million, respectively. The slight increase in 2004 was due to policy earnings.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first three months of 2004, our average commercial banking loans were $293.5 million. These loans constituted 88% of our average consolidated earning assets and 77% of our average consolidated total assets. For the three month period ended March 31, 2003, we had average commercial banking loans of $207.6 million, or 45% of our average consolidated earning assets and 39% of our average consolidated total assets. For the twelve month period ended December 31, 2003, we had average commercial banking loans of $239.3 million, or 53% of our average consolidated earning assets and 45% of our average consolidated total assets. Average commercial banking loans increased significantly as a percentage of average consolidated earning assets and average consolidated total assets in the first quarter of 2004 due to sale of the assets from the mortgage banking business at December 31, 2003. If the earning assets from discontinued operations were excluded, average commercial banking loans as a percentage of earning assets from continuing operations would have been 89% and 90% for the twelve month period ended December 31, 2003 and the three month period ended March 31, 2003, respectively. Commercial banking loans at the periods ending March 31, 2004, December 31, 2003 and March 31, 2003 were $313.1 million, $274.5 million and $220.7 million. The 41% increase in average commercial banking loans experienced by Crescent Bank during the three month period ending March 31, 2004 compared to the same period in 2003 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia.

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

We apply both the specific and general components of the methodology, together with regulatory guidance, to determine an appropriate level for the allowance for loan losses. We also hire independent loan review consultants on a annual basis to review the quality of the loan portfolio and the adequacy of the allowance for loan losses. The provision for loan losses during a particular period is a charge to earnings in that period in order to maintain the allowance for loan losses at a level that is estimated to be adequate to cover losses based upon the methodology.

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

The allowance for loan losses totaled $3.7 million, or 1.17% of total commercial banking loans, at March 31, 2004, $2.9 million, or 1.30% of total commercial banking loans, at March 31, 2003, and $3.2 million, or 1.18% of total loans, at December 31, 2003. During the first three months of 2004, we made a provision for loan losses of $517,000, which was primarily due to the $38.6 million increase we experienced in commercial banking loans during that period. Net charge-offs for the three months ended March 31, 2004 was $100,883, or 0.14% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2003 were $445,433, or 0.19% of average loans outstanding and for the three months ended March 31, 2003 were $28,203, or 0.01% of average outstanding loans. The Bank’s net charge-offs in the first quarter of 2004 mainly consisted of one real estate construction loan charge-off of $65,508 with the remaining balance consisting of various installment and other consumer loans. The Bank’s net charge-offs in the first quarter of 2003 mainly consisted of one commercial loan charge-off of $54,677. The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at March 31, 2004 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and the uncertainties in the economy created by the war against terrorism, additions to the allowances and charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at such time.

Crescent Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive the interest. As of March 31, 2004, Crescent Bank had $1.6 million of commercial banking loans contractually past due more than 90 days and still accruing interest, approximately $571,000 of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered troubled debt restructurings. As of December 31, 2003, Crescent Bank had $2.4 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $357,000 of commercial banking loans accounted for on a non-accrual basis, and no commercial banking loans considered to be troubled debt restructurings. As of March 31, 2003, Crescent Bank had $1.0 million of commercial banking loans contractually past due more than 90 days and still accruing interest, $1.1 million of commercial banking loans accounted for on a non-accrual basis and no commercial banking loans considered troubled debt restructurings. The Bank’s commercial banking loans contractually past due more than 90 days and still accruing interest declined $0.8 million and the commercial banking loans accounted for on a non-accrual basis increased

$227,000 from December 31, 2003 to March 31, 2004. The Bank experienced a slight deterioration in the loan portfolio in 2003. This deterioration was mainly attributable to the slow down in the economy over the past year, and the related credit and repayment risks created by that slow down. The Bank has evaluated these loan relationships and foreclosed properties, and, based on available information, it presently feels that it is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

Total Non-Performing Commercial Banking Loans

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Our non-performing commercial banking loans at March 31, 2004 amounted to $571,000 compared to $357,000 at December 31, 2003 and $1.1 million at March 31, 2003. Total non-performing commercial assets totaled $5.6 million at March 31, 2004. This compares to total non-performing commercial assets of approximately $5.8 million at December 31, 2003 and $5.1 million at March 31, 2003. The Bank foreclosed upon one commercial banking loan in the first quarter of 2004 for approximately $99,000. This property is a residential home under construction. The Bank also sold two properties in the first quarter of 2004 totaling approximately $519,000. The Bank sold a residential home foreclosed upon in 2003 for no gain or loss and sold a commercial building also foreclosed upon in 2003 for a gain of $50,422. Of the Bank’s $5.0 million in foreclosed properties, $2.7 million are related to three loan relationships. One of the loans totaling approximately $1.0 million is a residential home with approximately 20 acres of land in Forsyth County, Georgia. The second of these loans totaling approximately $700,000 is a residential home with approximately 40 acres of land located in Bartow County, Georgia. The third of the loans totaling approximately $1.0 million is a residential subdivision development in Dalton, Georgia. During the last quarter of 2003 and the first quarter of 2004, the Bank made several improvements on the two residential homes and completed the development of the residential subdivision, and we just began actively marketing these properties for sale in February of 2004. The Bank sold 14 lots of the residential subdivision development in April of 2004 for approximately $419,000. Of the remaining $2.3 million in foreclosed properties, approximately $1.7 million are residential homes, $557,000 are mobile homes with land lots and $97,000 are vacant land lots. Crescent Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

The following table shows Crescent Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans decreased approximately $109,000 from December 31, 2003 to March 31, 2004. Of the Bank’s $7.3 million of potential problem loans, approximately $2.9 million was attributable to three loan relationships with residential home builders and approximately $2.9 million was attributable to a commercial loan relationship secured by commercial real estate. The three loan relationships with the residential home builders include a total of seven residential speculative construction loans and one loan secured by a personal residence. Of the seven loans secured by the residential speculative homes, four are current, and one paid off in April of 2004. However, due to the length of time that they have been held, the Bank felt they should all be specifically identified. With the commercial loan relationship, all three of the loans included within the relationship are current. The customer lost his main tenant in the commercial building that secures the loan and is currently trying to find a replacement tenant. Until a new tenant is found or the customer sells the building, the customer will most likely continue to be behind in his payments. Management feels that these loans are adequately collateralized and does not expect any material losses from these relationships

	March 31, 2004	December 31, 2003	March 31, 2003
Non-performing loans (1)	$571,469	$356,532	$1,095,661
Foreclosed properties	5,021,104	5,423,704	3,987,159

Total non-performing assets	$5,592,573	$5,780,236	$5,082,820

Loans 90 days or more past due on accrual status	$1,578,339	$2,356,419	$982,305
Potential problem loans (2)	$7,301,411	$7,410,318	$1,406,173
Potential problem loans/total loans	2.33%	2.70%	0.64%
Non-performing assets/total loans and foreclosed properties	1.76%	2.06%	2.26%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	2.25%	2.91%	2.70%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (classified and criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $40.9 million at March 31, 2004, compared to $35.1 million at December 31, 2003 and $18.0 million at March 31, 2003. At March 31, 2004, Crescent Bank had federal funds sold of $18.4 million, compared to $13.2 million at December 31, 2003 and none at March 31, 2003. At March 31, 2004, Crescent Bank had interest-bearing deposits in other banks of $798,000, compared to $40,000 at December 31, 2003 and $1.0 million at March 31, 2003. The increase in federal funds sold and interest-bearing deposits with other banks of $6.0 million from December 31, 2003 was mainly due to the Bank increasing its available liquidity by increasing its borrowings with the Federal Home Loan Bank by $16 million and increasing its out of market deposits by $14.4 million in the first quarter of 2004. Investment securities and restricted equity securities totaled $21.7 million at March 31, 2004, compared to $21.8 million at December 31, 2003 and $17.0 million at March 31, 2003. In the first quarter of 2004, the Bank had approximately $1.5 million in securities called. The Bank reinvested these funds in short to medium term mortgage-backed securities. In this low rate environment, the Bank could have an additional $4 million in investment securities called in the next six months. With these funds being reinvested in a lower interest rate environment, the Bank expects its investment yield to drop over the next six months to a year. Also included in investment securities are equity securities, consisting of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $1.1 million and shares held in The Bankers Bank in the amount of $165,975 at March 31, 2004. Unrealized gains on securities amounted to $278,603 at March 31, 2004, and $223,065 and $45,176 at March 31, 2003 and December 31, 2003, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. Management of the Bank believes all unrealized losses as of March 31, 2004 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents less than 2% of amortized cost. All bonds held at March 31, 2004 that have unrealized losses are rated AAA by Moodys and AAA by Standard and Poors rating agencies. In addition, all of the securities are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

Crescent Bank’s commercial deposits totaled $307.8 million, $284.6 million and $290.5 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively, representing an increase of 6% over the three-month period ended March 31, 2003. Commercial deposits averaged $301.2 million during the three-month period ended March 31, 2004, $263.6 million during the three-month period ended March 31, 2003 and $274.7 million during the twelve-month period ended December 31, 2003. The increase in deposits from December 31, 2003 to March 31, 2004 is mainly the result of the Bank accepting an additional $14.4 million in out of market certificates of deposits and an increase in non-interest bearing deposits of $6.0 million. Interest-bearing deposits represented 89% of total deposits at March 31, 2004, compared to 90% at December 31, 2003 and 75% at March 31, 2003. The increase in interest-bearing deposits as a percentage of total deposits from March 31, 2003 to March 31, 2004 is the result of the Bank’s transfer of its mortgage banking division loan production to CMS. Prior to the transfer, the Bank was creating non-interest-bearing deposits based upon checks issued upon the Bank to fund the loan production of the Bank’s mortgage division. Following the transfer, CMS utilized third party funding for its mortgage loan production, which resulted in decreased drafts payable and a decrease in deposits. The Bank had drafts payable of approximately $34.3 million at March 31, 2003, and if the drafts payable from the Bank’s mortgage division are removed, the Bank’s commercial deposits actually were $256.2 million and interest-bearing deposits were actually 85% of total deposits. Certificates of deposits comprised 78% of total interest-bearing deposits for March 31, 2004, compared to 77% at December 31, 2003 and 72% at March 31, 2003. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had $33.3 million of out of market and brokered deposits as of March 31, 2004, compared to $18.9 million and $6.2 million at December 31, 2003 and March 31, 2003, respectively. The Bank accepted an additional $14.4 million in out of market deposits in the first quarter of 2004. The cost of brokered deposits have generally been approximately 25 to 35 basis points lower than the costs of deposits of similar maturity in the local market.

Total Commercial Bank Borrowings

At March 31, 2004, Crescent Bank had borrowed $21.0 million in Federal Home Loan Bank advances at maturity terms ranging from six months to three years and with an average rate of 2.00%. In the first quarter of 2004, Crescent Bank increased its borrowings with the Federal Home Loan Bank from $5.0 million at December 31, 2003 to $21.0 million at March 31, 2004 due to the low cost of these funds in comparison to our local deposit rates. These funds were borrowed for use with the commercial banking business and were secured by a blanket lien on the commercial bank’s 1 — 4 family first lien mortgage loans, investment securities and Federal Home Loan Bank stock. There were no Federal Home Loan Bank advances outstanding for use by the commercial bank at March 31, 2003.

Financial Condition of Our Mortgage Banking Business

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial Corporation (“Carolina Financial”). In connection with the sale, Carolina Financial purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets. The Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following closing, which was December 31, 2003, as well as 30% of the pre-tax income of the business for the 9 months following the first 60 day period. During the first 60 days following closing, Carolina’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. The Company will retain its mortgage servicing portfolio at CMS. As of March 31, 2004, this mortgage servicing portfolio was approximately $696 million.

We carried our mortgage loans held for sale at the lower of aggregate cost or market price, and therefore we did not maintain a reserve for mortgage loans held for sale. When we sold a loan, we typically made representations and warranties to the purchasers and insurers that we had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. We relied on our underwriting department to ensure compliance with individual investor standards prior to the sale of loans, and we relied on our quality control department to randomly test loans that we had sold. Purchasers of our loans typically conducted their own review of the loans, and we could be liable for unpaid principal and interest on defaulted loans if we had breached our representations and warranties. In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly made representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. At March 31, 2004, we had approximately $7.9 million of mortgage loans for which we had agreed to indemnify the purchaser in the event of any breaches of our representations and warranties, compared to $7.4 million as of December 31, 2003. In the event that the purchaser of these loans experiences any losses with respect to the loans, we will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has set up a specific reserve for the recourse liability for the current loans that the Company has already indemnified the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company could have to indemnify. The recourse liability at March 31, 2004 was $1.3 million and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. This reserve will remain with the Company after the sale of the wholesale mortgage operation as will the risk and the liability from the indemnified loans.

At March 31, 2004, we carried $3.3 million of mortgage servicing rights on our balance sheet, compared to $3.5 million at December 31, 2003 and $2.9 million at March 31, 2003. We held servicing rights with respect to loans with unpaid principal balances totaling $696 million at March 31, 2004 compared to $744 million at December 31, 2003 and $928 million at March 31, 2003. We sold no servicing rights in the first quarter of 2004. For the year ended December 31, 2003, we sold the servicing rights with respect to $5.3 billion of mortgage loans carried on our balance sheet for a gain of $43.7 million and for the quarter ended March 31, 2003, we sold servicing rights with respect to $1.2 billion of mortgage loans carried on our balance sheet at a cost of $2.9 million for a gain of $13.2 million.

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

At March 31, 2004, Crescent Bank’s leverage ratio was 13.45% compared to 9.28% at December 31, 2003. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, Crescent Mortgage Services, Inc. (“CMS”), to Carolina Financial Corporation (“Carolina Financial”). In first quarter of 2004, CMS contributed $20.75 million in available capital to the Company, and subsequently, the Company then contributed $17.0 million of the $20.75 million to Crescent Bank.

At March 31, 2004, our total consolidated shareholders’ equity was $51.8 million, or 13.20% of total consolidated assets, compared to $39.7 million, or 6.98% of total consolidated assets at March 31, 2003, and $51.7 million, or 14.11% of total consolidated assets, at December 31, 2003. If the assets from discontinued operations were removed from the calculation, our consolidated shareholders’ equity to consolidated assets ratio was 13.21% at March 31, 2004, 14.19% at December 31, 2003 and 12.84% at March 31, 2003. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first three months of 2004 was the result of the increase in the Bank’s total consolidated assets, in particular, the commercial banking loans. Commercial banking loans grew approximately $38.6 million or 14% in the first three months of 2004.

At March 31, 2004, our ratio of total consolidated capital to risk-adjusted assets was 16.33%, 15.30% of which consisted of tangible common shareholders’ equity. A quarterly dividend of $0.08 was declared in January 2004 and was paid on March 19, 2004. A second quarterly dividend of $0.08 was declared in April 2004 and will be paid on May 30, 2004. As of March 31, 2003, our ratio of total consolidated capital to risk-adjusted assets was 10.63%, 9.91% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2003, total consolidated capital to risk-adjusted assets was 17.36%, 16.39% of which consisted of tangible common shareholders’ equity.

In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. In June of 2003, the Bank increased its line of credit with The Bankers Bank from $2.6 million to $4.6 million. With this increase, we agreed to increase our minimum capital level from $13 million to $20 million and to maintain a Tier 1 Leverage Ratio of 7.0% rather than 7.50%. Our borrowings under this line of credit accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, less 0.50%. Under the terms of the line of credit, we are required to make payments of interest only for 12 months, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. We were in compliance with all the covenants of this line of credit at March 31, 2004. We currently have borrowed the full amount available under this line of credit. Our line of credit with The Bankers Bank is secured by all of the issued and outstanding shares of the common stock of Crescent Bank. In the event of an uncured default under this line of credit, The Bankers Bank could foreclose upon the common stock of the Bank and deprive the Company of one of its principal sources of income.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $46.9 million, $83.8 million and $59.7 million during the three month period ended March 31, 2004, the three month period ended March 31, 2003, and the twelve month period ended December 31, 2003, representing 16%, 32% and 22% of average deposits for those periods, respectively. The decrease in average liquid assets during the period was primarily the result of Crescent’s average commercial loan portfolio outpacing the increase in the Bank’s average commercial deposits and borrowings. Average commercial banking loans have increased approximately $25.9 million while average commercial deposits and borrowings have increased approximately $21.2 million during the first quarter of 2004 in comparison to the fourth quarter of 2003. The increase in commercial loan production in the first quarter of 2004 is due to the low interest rate environment and the growth and expansion in Crescent Bank’s market area during the first quarter of 2004. The slower growth in commercial deposits is due to competitive pricing by the competition in several market areas. Average net commercial banking loans were 92%, 78% and 86% of average commercial bank deposits and borrowings during the three month periods ended March 31, 2004 and March 31, 2003, and the twelve month period ended December 31, 2003, respectively. Average interest-earning assets were 106%, 87% and 98% of average commercial banking deposits and borrowings during the three month periods ended March 31, 2004 and March 31, 2003, and the twelve month period ended December 31, 2003, respectively. These ratios do not include the interest-earning assets or interest-bearing liabilities from discontinued operations. Both the ratio of average net commercial banking loans to average commercial banking deposits and borrowings and the ratio of average interest-earning assets to average commercial banking deposits and borrowings increased during the three month period ended March 31, 2004 indicating that Crescent Bank’s liquidity is tightening. The increase in percentages is mainly due to the growth in Crescent’s commercial loan production of approximately $39 million in the first quarter of 2004. In response to this loan growth, Crescent Bank borrowed an additional $16.0 million in Federal Home Loan Bank advances and accepted an additional $14.4 million in out-of-market deposits in the first quarter of 2004.

Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. Crescent Bank maintains federal funds lines of credit totaling $18.5 million and maintains a line of credit up to approximately $14.0 million at the Federal Home Loan Bank secured by the commercial bank’s 1 – 4 family first lien mortgage loans. At March 31, 2004 we had $21.0 million in the Federal Home Loan Bank Advances outstanding and no amounts outstanding on our federal funds lines of credit. For the quarter ended March 31, 2004, the average balance in Federal Home Loan Bank advances was approximately $13.2 million. Of the $21.0 million in advances outstanding, $14.0 is secured by the commercial bank’s 1 – 4 family first lien mortgage loans through the line of credit with the Federal Home Loan Bank and $7.0 million are secured by investment securities. The Bank has the ability to borrow approximately an additional $10 million in Federal Home Loan Bank advances at March 31, 2004. We presently believe that Crescent Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In the first quarter of 2004, the Bank borrowed an additional $16.0 million in Federal Home Loan Bank advances and accepted an additional $14.4 million in out of market deposits increasing the total of out of market and brokered deposits to $33.3 million or 10.8% of total deposits at March 31, 2004. The cost of out of market and brokered deposits were approximately 25 to 35 basis points lower than the costs of deposits of similar maturity in the local market during 2004. However, out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand will be affected adversely. Crescent Bank may have to increase its deposit rates in the future to restore competitive pricing in its local markets if the Bank’s liquidity positions remain under pressure. An increase in deposit rates could adversely affect its net interest margin and net income.

Contractual Obligations and Commercial Commitments

Contractual Obligations

The following table presents our contractual obligations at March 31, 2004. The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and short term borrowings, which are included in our consolidated balance sheet at March 31, 2004.

		Payments Due by Period
	Total	Under 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long term debt	$28,640	$10,460	$11,920	$920	$5,340
Operating leases (1) (2)	256	138	115	3	—
Purchase obligations (3)	473	288	147	38	—
Employment compensation obligations (4)	742	—	—	—	742

Total contractual cash obligations	$30,111	$10,886	$12,182	$961	$6,082

(1)	Represents minimum annual rental commitments exclusive of taxes and other charges.
(2)	Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.
(3)	Purchase obligations primarily relate to the contract to build our new branch office in Cartersville, Georgia. These obligations also relate to services provided for information technology and other outsourcing of operating activities. Amounts presented in the table reflect minimum contractual obligations of $20,000 or greater as of March 31, 2004 subject to legally enforceable contracts. The minimum obligation for any notification period is presented in the table.
(4)	Employment compensation obligations relate to amounts under post retirement benefit plans.

Commercial Commitments

The following table presents our other commercial commitments at March 31, 2004. These commitments are not included in our consolidated balance sheet.

		Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$60,152	$47,453	$12,618	$75	$6
Letters of credit (2)	2,381	1,938	443	—	—

Total commercial commitments	$62,533	$49,391	$13,061	$75	$6

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of our equity. Changes in interest rates affects our volume of mortgage production and the value and retention of mortgage servicing rights.

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at March 31, 2004. Approximately 70% of earning assets and 72% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing asset over interest-bearing liabilities, based on a one-year cumulative time period, was $30.9 million, or 7.8% of total assets.

Interest Rate Sensitivity Gaps

As of March 31, 2004

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$170,789	$53,704	$76,073	$12,545
Investment securities	414	1,268	6,929	11,850
Mortgage loans held for sale	2,057	—	—	—
Interest-bearing deposits in other banks	19,246	—	—	—

Total interest-earning assets	$192,506	$54,972	$83,002	$24,395

Interest-bearing liabilities
Interest-bearing demand deposits	60,306	—	—	—
Time deposits	38,952	106,895	67,812	—
Other borrowings	—	10,460	12,840	5,340

Total interest-bearing liabilities	$99,258	$117,355	$80,652	$5,340

Interest sensitivity gap	$93,248	$(62,383)	$2,350	$19,055
Interest sensitivity gap – cumulative	$93,248	$30,865	$33,215	$52,270

We were in an asset-sensitive position for each time period on a cumulative basis. This means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. At March 31, 2004, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the shock test. The shock test projects the effect of an interest rate increase and decrease for 100 and 200 basis points movements. The test projects the effect on our rate sensitive assets and liabilities, mortgage servicing rights and mortgage production.

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation has remained low in 2002, 2003 and the first quarter of 2004, which reflects that interest rates remained fairly steady in 2002 and 2003, only dropping 50 basis points in 2002 and 25 basis points in 2003.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our shareholders’ equity. The value of mortgage servicing rights are also affected by changes in, and expectations of changes in, interest rates and prepayment rates on mortgage loans. Generally, if interest rates increase, then the value of mortgage servicing rights increase.

Item 4. CONTROLS AND PROCEDURES

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

Item 1. Legal Proceedings—Not Applicable

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of Shareholders of the Company was held on April 22, 2004, at which time the following matters were brought before and voted upon by the shareholders:

The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

Name	Term expiring	For	Withhold Authority or Against	Abstentions and Broker Non-Votes
John S. Dean, Sr., Class I Director	2007	1,936,412	520	0
Charles R. Fendley, Class I Director	2007	1,936,412	520	0
Janie Whitfield, Class III Director	2006	1,936,412	520	0
Cecil Pruett, Class III Director	2006	1,936,412	520	0

In addition, the following directors continued their terms in office: Michael W. Lowe, Charles Gehrmann and J. Donald Boggus, Jr.

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the three month period ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:

•	Form 8-K filed January 2, 2004 announcing the consummation of the sale of assets relating to its wholesale mortgage business.

•	Form 8-K filed March 25, 2004 announcing declaration of a dividend and earnings results (provided, however, that such Current Report is “furnished” to the Commission and shall not be deemed “filed” by the Company).

•	Form 8-K filed March 25, 2004 announcing declaration of a dividend and earnings results (provided, however, that such Current Report is “furnished” to the Commission and shall not be deemed “filed” by the Company).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: May 14, 2004	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: May 14, 2004	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.