Form 10-Q
period 2004-06-30
CRESCENT BANKING CO
filed 2004-08-16
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 16, 2004, Crescent Banking Company had 2,492,135 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$8,869,793	$16,850,685
Interest-bearing deposits in banks	708,586	40,287
Federal fund sold	14,666,000	13,241,000
Investment securities available-for-sale	15,650,464	16,591,617
Investment securities held-to-maturity, at cost (fair value of $2,414,202 and $4,176,810, respectively)	2,236,001	3,941,091
Restricted equity securities	1,215,975	1,291,175
Mortgage loans held for sale	2,564,055	2,641,426
Loans	352,656,488	274,536,053
Less allowance for loan losses	(4,336,599)	(3,243,177)

Loans, net	348,319,889	271,292,876
Premises and equipment	9,336,937	8,178,157
Other real estate owned	4,259,341	5,423,704
Mortgage servicing rights	3,172,561	3,507,707
Cash surrender value of life insurance	6,156,226	5,551,149
Deposit intangible	370,637	407,701
Deferred tax asset	866,303	700,640
Accounts receivable-brokers and escrow agents	869,852	3,617,638
Other assets	5,327,621	10,084,793
Assets related to discontinued operations	309,498	3,073,743

Total assets	$424,899,739	$366,435,389

Liabilities
Deposits
Non-interest-bearing	$34,786,713	$27,767,517
Interest-bearing	304,446,669	256,822,583

Total deposits	339,233,382	284,590,100
Short-term borrowings	10,000,000	5,000,000
Long-term borrowings	18,745,000	7,640,000
Accrued interest and other liabilities	5,024,660	5,904,495
Liabilities related to discontinued operations	26,411	11,590,726

Total liabilities	373,029,453	314,725,321
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,492,135 and 2,466,285 issued, respectively	2,492,135	2,466,285
Capital surplus	16,964,352	16,727,731
Retained earnings	32,931,280	32,525,038
Treasury stock, 16,668 and 6,668 shares, respectively	(296,091)	(36,091)
Accumulated other comprehensive income (loss)	(221,390)	27,105

Total shareholders’ equity	51,870,286	51,710,068

Total liabilities and shareholders’ equity	$424,899,739	$366,435,389

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Interest income
Loans	$4,796,467	$3,522,874	$9,081,212	$6,693,791
Mortgage loans held for sale	20,838	100,773	38,201	528,818
Taxable securities	200,622	270,397	451,074	615,794
Nontaxable securities	—	—	—	1,279
Deposits in banks	2,892	16,097	4,700	20,806
Federal funds sold	33,688	20,322	73,897	22,993

Total interest income	5,054,507	3,930,463	9,649,084	7,883,481
Interest expense
Deposits	1,775,951	1,626,253	3,390,476	3,376,127
Short-term borrowings	36,779	5,114	58,773	6,890
Long-term borrowings	140,916	71,958	264,238	143,675

Total interest expense	1,953,646	1,703,325	3,713,487	3,526,692
Net interest income	3,100,861	2,227,138	5,935,597	4,356,789
Provision for loan losses	500,000	283,000	1,017,000	636,000

Net interest income after provision for loan losses	2,600,861	1,944,138	4,918,597	3,720,789
Non-interest income
Service charges on deposit accounts	246,259	194,388	482,029	370,081
Mortgage servicing fee income	480,707	658,413	1,001,512	1,303,502
Gains on sale/call of investment securities	13,654	11,703	16,662	227,109
Gains on sales of SBA loans	275,885	261,286	289,488	279,361
Other operating income	277,883	309,962	577,842	755,773

Total non-interest income	1,294,388	1,455,752	2,367,533	2,935,826
Non-interest expenses
Salaries and employee benefits	1,729,316	1,295,047	3,338,925	2,488,368
Capitalized loan origination costs	(482,530)	(349,998)	(895,089)	(742,202)
Occupancy and equipment	220,012	169,979	449,485	325,431
Supplies, postage, and telephone	192,590	213,582	370,001	376,332
Advertising	105,762	142,601	205,171	213,823
Insurance expense	49,639	37,653	94,839	81,611
Depreciation and amortization	369,705	314,997	737,795	631,102
Legal and professional	234,112	246,909	402,602	407,961
Director fees	52,300	45,800	110,350	89,050
Mortgage subservicing expense	173,839	302,639	403,451	549,802
Foreclosed asset expense, net	49,188	6,777	113,694	16,100
Other operating expenses	179,080	218,795	376,039	457,326

Total non-interest expenses	2,873,013	2,644,781	5,707,263	4,894,704
Income from continuing operations before income taxes	1,022,236	755,109	1,578,867	1,761,911
Applicable income taxes	380,553	292,160	598,052	674,745

Income from continuing operations	641,683	462,949	980,815	1,087,166
Income (loss) from operations of discontinued mortgage subsidiary, net of tax expense (benefit) of $(14,682) and $5,344,719 for the three months ended and $(109,041) and $7,777,468 for the six months ended	(31,701)	8,562,043	(178,829)	12,531,255

Net income	609,982	9,024,992	801,986	13,618,421
Other comprehensive income
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(388,552)	76,072	(248,495)	(1,097)

Comprehensive income	$221,430	$9,101,064	$553,491	$13,617,324

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Earnings per share
Basic earnings per share	$0.25	$3.69	$0.32	$5.58
Diluted earnings per share	$0.24	$3.52	$0.32	$5.34

Earnings per share from continuing operations
Basic earnings per share from continuing operations	$0.26	$0.19	$0.40	$0.45
Diluted earnings per share from continuing operations	$0.26	$0.18	$0.39	$0.43

Earnings (loss) per share from discontinued operations
Basic earnings (loss) per share from discontinued operations	$(0.01)	$3.50	$(0.07)	$5.13
Diluted earnings (loss) per share from discontinued operations	$(0.01)	$3.34	$(0.07)	$4.91

Cash dividends per share of common stock	$0.0800	$0.0775	$0.1600	$0.1550

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2004	2003
Operating Activities
Net income	$801,986	$13,618,421
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	178,829	(12,531,255)
Accretion of discount on securities	(129,032)	(555,395)
Amortization of deposit intangible	37,064	37,064
Net gain on call of investment securities	(16,662)	(227,110)
Net gain on sale of other real estate owned	(23,318)	(1,340)
Amortization of mortgage servicing rights	336,593	264,759
Provision for loan losses	1,017,000	636,000
Depreciation	364,138	329,278
Gains on sales of mortgage servicing rights	—	(28,744,056)
Net decrease in mortgage loans held for sale	77,371	—
Acquisition of mortgage servicing rights	(1,447)	(3,028,339)
Proceeds from sales of mortgage servicing rights	—	30,410,770
Income on life insurance policies	(115,077)	(115,908)
Increase in deferred income taxes	(18,070)	(1,048,535)
Increase in interest receivable	(189,499)	(144,786)
Decrease in accounts receivable – brokers and escrow agents	2,747,786	(1,520,111)
Increase (decrease) in interest payable	12,730	(107,579)
Net cash provided by (used in) discontinued operations	(8,379,093)	89,021,338
Net other operating activities	4,035,481	1,669,479

Net cash provided by operating activities	736,780	87,962,695

Investing Activities
Net increase in interest-bearing deposits in banks	(668,299)	(3,037,133)
Purchase of securities held-to-maturity	—	(1,000,000)
Purchase of securities available-for-sale	(10,449,739)	(8,284,090)
Proceeds from sales of securities available-for-sale	6,677,499	—
Proceeds from maturities/calls of securities available-for-sale	4,388,317	3,497,705
Proceeds from maturities/calls of securities held-to-maturity	1,761,703	4,500,193
Proceeds from maturities of restricted equity securities	75,200	588,700
Purchase of life insurance policies	(490,000)	(203,000)
Proceeds from sale of other real estate owned	1,254,027	63,090
Net increase in federal funds sold	(1,425,000)	(10,997,000)
Net increase in loans	(78,213,708)	(44,353,106)
Purchase of premises and equipment	(1,522,918)	(313,771)
Net cash used in discontinued operations	108,128	(221,162)

Net cash used in investing activities	(78,504,790)	(59,759,574)

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	For the six months ended June 30,
	2004	2003
Financing Activities
Net increase (decrease) in deposits	54,643,282	(10,781,496)
Net increase in borrowings	16,105,000	2,000,000
Proceeds from the exercise of stock options	262,471	6,294
Purchase of treasury stock	(260,000)	—
Dividends paid	(395,744)	(379,347)
Net cash used in discontinued operations	(567,891)	1,693,045

Net cash provided by (used in) financing activities	69,787,118	(7,461,504)

Net increase (decrease) in cash and due from banks	(7,980,892)	20,741,617
Cash and due from banks at beginning of year	16,850,685	17,607,864

Cash and due from banks at end of period	$8,869,793	$38,349,481

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	3,868,031	3,211,897
Cash paid during period for taxes	669,017	7,688,187
Principal balances of loans transferred to other real estate owned	169,695	2,935,663
Unrealized gain (loss) on securities available for sale, net	(248,495)	(1,097)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2003 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim periods.

Certain reclassifications have been made to 2003 consolidated financial information to conform to the presentation of 2004 information. Such reclassifications had no effect on previously reported consolidated net income or consolidated shareholders’ equity.

NOTE 2—DISCONTINUED OPERATIONS

On November 4, 2003, the Company entered into a definitive agreement with Carolina Financial Corporation (“Carolina”) to sell the wholesale residential mortgage business conducted by the Company’s subsidiary, CMS. The transaction closed December 31, 2003. Under the definitive agreement, Carolina purchased all of CMS’ mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their book value or carrying value. Carolina offered jobs to all CMS employees at their current locations, and senior management of CMS continues to manage the business for Carolina. The Company was to be paid 100% of the profits from the mortgage pipeline during the first 60 days following closing and will be paid 30% of the pre-tax income of the business for the nine months following the first 60 day period. During the first 60 days following closing, Carolina’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. During the first three months following the first 60 days after closing, the Company’s 30% portion of the pre-tax income of the business was $118,000 and was paid to the Company in August 2004. This amount will be recorded as deferred income until the Company determines its 30% portion of the pre-tax income of the business over the cumulative nine month period. The Company retained its mortgage servicing portfolio at CMS. As of June 30, 2004 this mortgage servicing portfolio was approximately $634 million. In connection with the transaction, the Company agreed to refrain from engaging in the wholesale residential mortgage business in competition with Carolina for one year following the closing.

Summarized information for the operations of the discontinued mortgage subsidiary is as follows:

	For the three months ended June 30,
	2004	2003
Revenues	$176,586	$20,893,408
Expenses	222,969	6,986,646

Pretax income (loss) from operations of discontinued mortgage subsidiary	$(46,383)	$13,906,762

	For the six months ended June 30,
	2004	2003
Revenues	$370,004	$37,931,711
Expenses	657,874	17,622,988

Pretax income (loss) from operations of discontinued mortgage subsidiary	$(287,870)	$20,308,723

NOTE 2—DISCONTINUED OPERATIONS (Continued)

Assets and liabilities of the discontinued operations included in the consolidated balance sheet as of June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
Assets from discontinued operations

Mortgage loans held for sale	$—	$2,962,412
Interest receivable	—	8,465
Accounts receivable	309,498	102,866

	$309,498	$3,073,743

	June 30, 2004	December 31, 2003
Liabilities from discontinued operations

Other borrowings	$—	$567,891
Drafts payable	—	118,814
Interest payable – Warehouse lines of credit	—	84,963
Accounts payable accrued expenses	—	7,917,536
Accounts payable	26,411	2,901,522

	$26,411	$11,590,726

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2004, the Company had purchased loans for which it provides servicing with principal balances totaling $634 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended June 30, 2004
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$609,982	2,475,467	$0.25
Effect of dilutive securities (stock options)		30,154
Diluted earnings per share	$609,982	2,505,621	$0.24

Continuing Operations
Basic earnings per share	$641,683	2,475,467	$0.26
Effect of dilutive securities (stock options)		30,154
Diluted earnings per share	$641,683	2,505,621	$0.26

Discontinued Operations
Basic earnings (loss) per share	$(31,701)	2,475,467	$(0.01)
Effect of dilutive securities (stock options)		—
Diluted earnings (loss) per share	$(31,701)	2,475,467	$(0.01)

	Three Months Ended June 30, 2003
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$9,024,992	2,447,426	$3.69
Effect of dilutive securities (stock options)		117,682
Diluted earnings per share	$9,024,992	2,565,108	$3.52

Continuing Operations
Basic earnings per share	$462,949	2,447,426	$0.19
Effect of dilutive securities (stock options)		117,682
Diluted earnings per share	$462,949	2,565,108	$0.18

Discontinued Operations
Basic earnings per share	$8,562,043	2,447,426	$3.50
Effect of dilutive securities (stock options)		117,682
Diluted earnings per share	$8,562,043	2,565,108	$3.34

NOTE 5—EARNINGS PER SHARE (Continued)

	Six Months Ended June 30, 2004
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$801,986	2,470,642	$0.32
Effect of dilutive securities (stock options)		39,490
Diluted earnings per share	$801,986	2,510,132	$0.32

Continuing Operations
Basic earnings per share	$980,815	2,470,642	$0.40
Effect of dilutive securities (stock options)		39,490
Diluted earnings per share	$980,815	2,510,132	$0.39

Discontinued Operations
Basic earnings (loss) per share	$(178,829)	2,470,642	$(0.07)
Effect of dilutive securities (stock options)		—
Diluted earnings (loss) per share	$(178,829)	2,470,642	$(0.07)

	Six Months Ended June 30, 2003
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$13,618,421	2,440,546	$5.58
Effect of dilutive securities (stock options)		111,429
Diluted earnings per share	$13,618,421	2,551,975	$5.34

Continuing Operations
Basic earnings per share	$1,087,166	2,440,546	$0.45
Effect of dilutive securities (stock options)		111,429
Diluted earnings per share	$1,087,166	2,551,975	$0.43

Discontinued Operations
Basic earnings per share	$12,531,255	2,440,546	$5.13
Effect of dilutive securities (stock options)		111,429
Diluted earnings per share	$12,531,255	2,551,975	$4.91

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

Prior to December 31, 2003, the Company had two reportable segments: (1) commercial banking, and (2) wholesale mortgage banking. The commercial banking segment provides traditional banking services (including retail mortgage loan originations) offered through Crescent Bank & Trust Company, the Company’s wholly-owned commercial banking subsidiary (the “Bank”). The wholesale mortgage banking segment provided wholesale mortgage loan origination and servicing offered through Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”). The Company discontinued its wholesale mortgage operations through the sale of its wholesale mortgage business conducted by CMS effective December 31, 2003 (See Note 2. Discontinued Operations).

The Company evaluates performances based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment revenues and expenses at current market prices as if the revenue/expense transactions were to third parties.

The Company’s reportable segments are strategic business units that each offers different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	For the Three Months Ended June 30, 2004
	Commercial Banking	Wholesale Mortgage Banking	Eliminations	Total
Interest income	$5,054,507	$16,228	—	$5,070,735
Interest expense	$1,953,646	$—	—	$1,953,646

Net interest income	$3,100,861	$16,228	—	$3,117,089
Provision for loan loss	$500,000	—	—	$500,000
Other revenue from external customers	$1,294,388	$160,358	—	$1,454,746
Other expenses	$2,873,013	$222,969	—	$3,095,982
Segment pre-tax earnings/(loss)	$1,022,236	$(46,383)	—	$975,853
Segment assets	$424,590,241	$309,498	—	$424,899,739

	For the Three Months Ended June 30, 2003
	Commercial Banking	Wholesale Mortgage Banking	Eliminations	Total
Interest income	$3,930,463	$3,400,712	$(100,773)	$7,230,402
Interest expense	$1,678,683	$1,954,230	$(100,773)	$3,532,140

Net interest income	$2,251,780	$1,446,482	—	$3,398,262
Provision for loan loss	$283,000	—	—	$283,000
Other revenue from external customers	$1,455,752	$17,492,696	—	$18,948,448
Other expenses	$2,644,781	$5,057,058	—	$7,701,839
Segment pre-tax earnings	$779,751	$13,882,120	—	$14,661,871
Segment assets	$358,159,095	$266,076,127	—	$624,235,222

	For the Six Months Ended June 30, 2004
	Commercial Banking	Wholesale Mortgage Banking	Eliminations	Total
Interest income	$9,649,084	$72,268	—	$9,721,352
Interest expense	$3,713,487	$82,311	—	$3,795,798

Net interest income	$5,935,597	$(10,043)	—	$5,925,554
Provision for loan loss	$1,017,000	—	—	$1,017,000
Other revenue from external customers	$2,367,533	$297,736	—	$2,665,269
Other expenses	$5,707,263	$575,563	—	$6,282,826
Segment pre-tax earnings/(loss)	$1,578,867	$(287,870)	—	$1,290,997

	For the Six Months Ended June 30, 2003
	Commercial Banking	Wholesale Mortgage Banking	Eliminations	Total
Interest income	$7,883,481	$6,205,341	$(528,818)	$13,560,004
Interest expense	$3,477,649	$3,717,957	$(528,818)	$6,666,788

Net interest income	$4,405,832	$2,487,384	—	$6,893,216
Provision for loan loss	$636,000	—	—	$636,000
Other revenue from external customers	$2,935,826	$31,726,371	—	$34,662,197
Other expenses	$4,894,704	$13,954,074	—	$18,848,778
Segment pre-tax earnings	$1,810,954	$20,259,681	—	$22,070,635

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$609,982	$9,024,992	$801,986	$13,618,421

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	36,264	22,021	47,350	27,355

Pro forma net income	$573,718	$9,002,971	$754,636	$13,591,066

Consolidated earnings per share:
Basic – as reported	$0.25	$3.69	$0.32	$5.58

Basic – pro forma	$0.23	$3.68	$0.31	$5.57

Diluted – as reported	$0.24	$3.52	$0.32	$5.34

Diluted – pro forma	$0.23	$3.51	$0.30	$5.33

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

For purposes of the following discussion, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank and CMS. The words “Crescent,” “Crescent Bank,” or the “Bank,” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively. The Company’s principal executive offices, including the principal executive offices of Crescent Bank and CMS, are located at 251 Highway 515, Jasper, Georgia 30143, and the telephone number at that address is (706) 692-2424. The Company maintains an Internet website at www.crescentbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

As of June 30, 2004, the Company had total consolidated assets of approximately $424.9 million, total deposits of approximately $339.2 million, total consolidated liabilities, including deposits, of $373.0 million and consolidated shareholders’ equity of approximately $51.9 million. The Company’s continued operations in the commercial banking segment and discontinued operations in the mortgage wholesale banking segment are discussed in the “Results of Operations” section of this discussion and analysis.

As a result of the sale of our wholesale mortgage business on December 31, 2003, we expect that our financial position and performance will be substantially different from the historical statements and discussions presented herein.

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

Consistent with the Company’s efforts to better service its market, the Company has engaged in recent expansion of its business. In December 2003, Crescent Bank purchased an existing bank building in Forsyth County, Georgia, which opened for business on April 1, 2004. This gives Crescent Bank two branches in Forsyth County, Georgia, which is one of the fastest growing counties in Georgia. This new office serves the needs of many local residents in Forsyth County who have traditionally banked with larger regional and national banks that often lack a community focus. In 2003, Crescent Bank also purchased two tracts of land in Bartow County for future branch sites, one site in Cartersville, Georgia and the other site in Adairsville, Georgia. We began construction on the site in Cartersville, Georgia in January of 2004 and we hope to open that branch in August of 2004. With the completion of the construction of the new Cartersville branch, the Bank will have two full service branches in Cartersville, Georgia and will be able to better serve the needs of many local residents. Although, we do not expect to begin construction on our new Adairsville, Georgia branch office until late 2004 or early 2005, we opened a loan production office near our future branch site in May of 2004. Also, in February of 2004, we opened a loan production office in Cherokee County, Georgia. This gives Crescent Bank two full service branches and the loan production office in Cherokee County, Georgia, which is also one of the fastest growing counties in Georgia.

Challenges for the Commercial Banking Business

Crescent Bank has three primary challenges for the future: interest rate risk, competitive marketplace and liquidity. Crescent Bank’s principal source of revenue comes from its net interest income. This is the difference between the income we receive on our interest-earning assets, such as investment securities and loans, and the expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not properly managed, can result in volatility of and decrease in earnings. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates will slowly begin to rise in the third and fourth quarter of 2004. During the 0-90 day period, which has the greatest sensitivity to interest rate changes, the Bank is considered asset sensitive, and if rates rise, the net interest margin will improve.

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

The third challenge for the Company’s commercial banking business is liquidity or our ability to raise funds to support asset growth and sustain our operations. Due to the projected high volume of loan growth for 2004 and future years and the competitive pricing by the competition in several of our market areas, Crescent Bank’s liquidity could come under pressure. The Bank has the ability to acquire out of market deposits to supplement deposit growth in our market areas and can borrow an additional $14.0 million in Federal Home Loan Advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future which would adversely affect its net interest margin and net income.

Mortgage Banking Business

Prior to the sale of our mortgage operations on December 31, 2003, the Company originated, sold and serviced mortgage loans through its subsidiary, CMS. The Company incorporated CMS as a separate subsidiary in October 1994 and it served as an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and private investors. CMS offered wholesale mortgage banking services and provided servicing for residential mortgage loans. CMS had wholesale mortgage banking offices located in Atlanta, Georgia; Manchester, New Hampshire; Chicago, Illinois; Seminole, Florida; and Columbia, Maryland.

In 2004, the Company will conduct nearly all of its business through Crescent Bank. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS, to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). In connection with the sale, Carolina Financial and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans, and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets. The Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following December 31, 2003, and will be paid 30% of the pre-tax income of the business for the 9 months following the first 60 day period. During the first 60 days following closing, Carolina Financial’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. During the first three months following the first 60 days after closing, the Company’s 30% portion of the pre-tax income of the business was $118,000 and was paid to the Company in August 2004. This amount will be recorded as deferred income until the Company determines its 30% portion of the pre-tax income of the business over the cumulative nine month period. The Company has retained its mortgage servicing portfolio, which was approximately $634 million at June 30, 2004, at CMS. As part of the transaction, CMS and Carolina Financial have entered into a transition services agreement pursuant to which CMS is obligated to provide certain services to CMC on a temporary basis.

The sale of the wholesale residential mortgage business simplifies the Company’s business model and allows us to focus on our core community banking business. Crescent Bank currently operates in some of the fastest growing counties in the United States and the reinvestment of the capital previously invested in CMS, instead of Crescent Bank, coupled with the proceeds from the sale of the mortgage operation will be available to support expansion through internal growth and strategic acquisitions. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will be substantially different from the historical statements presented herein.

Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Public entities, other than small business issuers, must apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The Company adopted both FIN 46 and FIN 46R in the current year, resulting in the deconsolidation of the Company’s trust preferred subsidiary, resulting in a subordinated debentures long term liability of $3,605,000 and an increase in other assets of $105,000 for the Company’s investment in the entity.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in FRB regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the FRB issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the FRB will continue to allow institutions to include trust preferred securities as Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Company and the Bank would remain “well capitalized” under Federal Reserve Board guidelines.

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

•	the allowance for loan losses; and

•	the value of mortgage servicing rights;

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

Mortgage Servicing Rights

Mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At June 30, 2004, no valuation allowances were required for our mortgage servicing rights.

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

Continuing Operations

Through Crescent Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, Crescent Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The sale of the Company’s wholesale residential mortgage business made available $27 million in capital that we are using to expand our commercial banking business through our ongoing branching initiatives. In December 2003, Crescent Bank purchased an existing bank building in Forsyth County, Georgia, which opened for business on April 1, 2004. Also, in February of 2004, we rented office space and opened a loan production office in Cherokee County, Georgia. With this loan production office, we hired two new loan officers and two loan processors. In 2003, Crescent Bank also purchased two tracts of land in Bartow County for future branch sites, one site in Cartersville, Georgia and the other site in Adairsville, Georgia. We began construction on the site in Cartersville, Georgia in January of 2004 and we hope to open that branch in August of 2004. Although, we do not expect to begin construction on our new Adairsville, Georgia branch office until late 2004 or early 2005, we opened a loan production office near our future branch site in May of 2004. By the second quarter of 2004, the Bank had already hired eight employees for the new full service branch in Cartersville, Georgia and three employees for the Adairsville loan production office.

In the first quarter of 2004, the Bank has seen a significant increase in non-interest expenses related to its expansion with the four new offices. The costs associated with the expansion and the costs associated with carrying unleveraged capital have placed a strain on earnings from the commercial banking business in the first and second quarters of 2004. See further discussion below under “- Results of Our Commercial Banking Business.”

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking increased 29% to $5.1 million for the three months ended June 30, 2004 from $3.9 million for the three months ended June 30, 2003. Our interest income related to commercial banking increased 18% to $9.6 million for the six months ended June 30, 2004 from $7.9 million for the six months ended June 30, 2003. The interest income for the three and six months ended June 30, 2003 includes intercompany interest income of approximately $101,000 and $529,000, respectively, earned for the use of funds from the commercial bank by the Bank’s mortgage division. There was no intercompany interest income included for the three and six months ended June 30, 2004 because the Bank transferred its loan production from its mortgage division within the Bank into CMS, beginning in April 2003. If the intercompany interest income was not included, then interest income for the three and six months ended June 30, 2003 would be $3.8 million and $7.4 million, respectively. Without the intercompany interest income included, interest income would have increased 32% and 31% for the three and six months ended June 30, 2004 compared to the same periods in 2003. The increase in 2004 in interest income was the result of a higher volume of average commercial banking loans. Average commercial banking loans increased $99.3 million, or 43%, for the quarter ended June 30, 2004 and $93.2 million, or 43%, year-to-date, over the same periods for 2003. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of Crescent Bank’s operations in 2003 and 2004 in each of Bartow, Cherokee and Forsyth Counties, Georgia, including the opening of two new loan production offices in Cherokee County and in Bartow County and a new full service branch office in Forsyth County. The increase in interest income from the growth of commercial banking loans was partially offset by a decline in yield from the commercial banking interest-earning assets. The average yield for the second quarter of 2004 was 5.52% compared with 5.89%

for the same period in 2003. For the six months ended June 30, 2004, the average yield was 5.51% compared to 6.03% for the same period in 2003. This decline in yield from 2003 to 2004 was the result of repricing interest-earning assets as rates declined in 2003 and 2004.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended June 30, 2004 amounted to $2.0 million, compared to $1.7 million for the three months ended June 30, 2003. Our interest expense related to the commercial banking business for the six months ended June 30, 2004 amounted to $3.7 million, compared to $3.5 million for the six months ended June 30, 2003. Interest expense related to commercial banking deposits for the three and six months ended June 30, 2004 were $1.8 million and $3.4 million, respectively, compared to $1.6 million and $3.4 million for the three and six months ended June 30, 2003. During the three and six months ended June 30, 2004, interest expense from interest-bearing deposits has only increased slightly compared to the same periods in 2003. This resulted principally from the repricing of deposits in the low interest rate environment. The cost of funds from commercial banking deposits declined from 2.91% and 3.06% for the three and six months ended June 30, 2003 to 2.51% for both the three and six months ended June 30, 2004. This decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined from 3.46% for the three months ended June 30, 2003 to 2.98% for the three months ended June 30, 2004 and from 3.66% for the six months ended June 30, 2003 to 2.98% for the six months ended June 30, 2004. The decrease in interest expense from the repricing of deposits was partially offset by the increase in average interest-bearing liabilities. Average interest-bearing deposits increased approximately $57.1 million, or 25%, from $227.3 million for the three months ended June 30, 2003 to $284.3 million for the three months ended June 30, 2004. Average interest-bearing deposits increased approximately $47.0 million, or 21% from $225.7 million for the six months ended June 30, 2003 to $272.7 million for the three months ended June 30, 2004. The increase in the interest-bearing deposits is mainly attributable to our increase in certificates of deposit, in particular the Bank’s out-of-market certificates of deposit. From June 30, 2003 to June 30, 2004, the Bank’s out-of-market certificates of deposit increased from approximately $9.9 million to $47.2 million. Average borrowings increased approximately $22.5 million and $18.7 million for the three and six months ended June 30, 2004 compared to the same periods in 2003. From late 2003 through the second quarter of 2004, the Bank borrowed an additional $21,000,000 in Federal Home Loan Bank Advances. In both the second quarter of 2004 and 2003, interest expense accounted for 37% of our total commercial banking business expenses, respectively. In the first six months of 2004 and 2003 interest expense accounted for 35% and 39%, respectively, of our total commercial banking business expenses. The decrease in this percentage resulted from the decrease in interest expense from interest-bearing deposits due to the repricing of commercial banking deposits in the low interest rate environment along with an increase in non-interest expenses related to the Bank’s asset growth and expansion.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2004 were $3.1 million, 3.39% and 3.01% and $5.9 million, 3.39% and 3.00%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2003 were $2.1 million, 3.27% and 2.98% and $3.8 million, 3.14% and 2.98%, respectively. These calculations of the net interest income, net interest margin and the net interest spread do not include the effects of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the Bank. If the effects of intercompany interest were included in the calculation, net interest income would have been $2.2 million and $4.4 million for the three and six months ended June 30, 2003. There was no intercompany interest income included for the three and six months ended June 30, 2004 because the Bank transferred its loan production from its mortgage division within the Bank into CMS, beginning in April 2003. The increase during the three and six months ended June 30, 2004 in net interest income, net interest margin and net interest spread for commercial banking was mainly due to two factors. One was a higher level of average commercial banking loans, which increased 43% from the same periods in 2003. With this loan growth, the Bank’s average loan to total funding ratio increased from 85% and 78% for the three and six months ended June 30, 2003 to 94% and 93% for the three and six months ended June 30, 2004. The second factor was the decrease in the Bank’s cost of funds for deposits, in particular, time deposits. The cost of funds from commercial banking deposits declined from 2.91% and 3.06% for the three and six months ended June 30, 2003 to 2.51% for both the three and six months ended June 30, 2004. This decrease was mainly attributable to the decline in the cost of time deposits, which fell 48 and 68 basis points, respectively, for the three months and six months ended June 30, 2004 due to the low interest rate environment. The increases in the net interest income, net interest margin and net interest spread from these two factors were partially offset by a decrease in the yield on earning assets of 37 and 52 basis points, respectively, from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004.

Loan Loss Provisions

For the three and six months ended June 30, 2004, we made a provision for loan losses of $500,000 and $1,017,000, respectively, and incurred net recoveries of $(177,306) and $(76,423), respectively, of commercial banking loans. For the three and six months ended June 30, 2003, we made a provision for loan losses of $283,000 and $636,000, respectively, and incurred net charge-offs of $38,808 and $67,012, respectively, of commercial banking loans. The ratios of net charge-offs (recoveries) to average commercial banking loans outstanding during the year were (0.04)% (annualized) for the six months ended June 30, 2004, 0.19% for the year ended December 31, 2003 and 0.06% (annualized) for the six months ended June 30, 2003. During the second quarter of 2004, the Bank had a recovery of $316,833 from a commercial loan charged-off in 1991. The recovery of the charge-off came from the payout on a life insurance policy that the Bank held as collateral on the borrower. If this recovery was not included in 2004 totals, the Bank would have incurred net charge-offs of $142,887 and $240,410, respectively, and the ratio of net charge-offs to average commercial banking loans outstanding during the year would have been 0.15% (annualized) for the six months ended June 30, 2004. The Bank’s charge-offs in the first six months of 2004 mainly consisted of one commercial real estate loan charge-off of $65,508 and various installment and other consumer loans, while the charge-offs in the first six months of 2003 were mainly related to one commercial loan for $54,677 and various installment and other consumer loans. In the first six months of 2003, the Bank also had a recovery of $46,621 related to a commercial loan charged-off in 2002. The increases in the amount of the provision for loan losses for the three and six months ended June 30, 2004 from three and six months ended June 30, 2003 mainly related to the increases in the loan portfolio. Our commercial loan portfolio increased approximately $78.1 million during the first six months of 2004 while it only increased approximately $41.5 million during the first six months of 2003. As a result of this growth in our commercial loan portfolio, we adjusted our allowance for loan losses to account for our historical experience with various borrowers. The allowance for loan losses as a percentage of total commercial banking loans was 1.23%, 1.18% and 1.29% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Non-interest Income

Our non-interest income related to our commercial banking business was $1.3 million and $2.4 million in the three and six months ended June 30, 2004, respectively, compared to $1.5 million and $2.9 million in the three and six months ended June 30, 2003, respectively. The decrease in non-interest income for the three and six month periods ending June 30, 2004 was due to several factors. In 2003, the Bank had gains on sale or call of investment securities of approximately $227,000 compared to $17,000 in 2004. Of the gains on sale or call of investment securities in 2003, approximately $215,000 occurred in the first quarter of 2003. The Bank had fifteen U.S. government agency bonds called in 2003 compared to only six in 2004. Another factor in the decrease of non-interest income was a decrease in retail mortgage origination fees in both the three and six month periods ending June 30, 2004 compared to the same periods in 2003. Retail mortgage origination fees decreased from approximately $248,000 to $126,000 for the three month period and from approximately $535,000 to $234,000 for the six month period ending June 30, 2004 compared to the same periods in 2003. These decreases were the result of a decrease in mortgage production in 2004. With the slowdown in the refinance market, retail mortgage production decreased from $25.5 million in the second quarter of 2003 to $13.5 million in the second quarter of 2004. Retail mortgage production decreased from $46.4 million in the first half of 2003 to $22.5 million in the first half of 2004. The last factor in the decrease of non-interest income was a decrease in the mortgage servicing fee income. Mortgage servicing fee income for the three and six months ended June 30, 2004 was approximately $481,000 and $1.0 million compared to approximately $658,000 and $1.3 million for the three and six months ended June 30, 2003. The reason for the decrease in servicing fee income is due to the Bank carrying a smaller servicing portfolio in 2004 compared to 2003. At June 30, 2004 the mortgage servicing portfolio was $634 million compared to $928 million at June 30, 2003.

Non-interest Expense

Our non-interest expenses related to our commercial banking segment were $2.9 million and $5.7 million for the three and six months ended June 30, 2004, respectively, compared to $2.6 million and $4.9 million for the three and six months ended June 30, 2003, respectively. The increase in non-interest expense in 2004 from 2003 for the six month period was attributable to an increase in salaries and benefits of approximately $851,000, occupancy and equipment expense of $124,000, and foreclosed asset expense, net of approximately $98,000. These increases were offset by a decrease in our mortgage subservicing expense of $146,000. Salaries and other payroll expenses increased approximately $851,000 in the first six months of 2004 compared to the first six months of 2003 due to the addition of twenty new employees to our commercial banking staff and due to regular annual raises. In the first half of 2004, the Bank opened a new loan production office in Cherokee County, a new loan production office in Bartow County and a new banking branch office in Forsyth County. The Bank also began hiring employees for a new banking branch in Bartow County which is scheduled to open in August 2004. The Bank has also seen an increase of approximately $61,000 in its cost for its executive deferred compensation and supplemental retirement benefit plan in 2004. This increase in costs was mainly due to increased benefits cost from the growth in the size of the benefit plan. The increase in occupancy and equipment expense of $124,000 was also mainly attributable to the Bank’s expansion including the opening of a new loan production office in Cherokee County, a new loan production office in Bartow County and a new banking branch office in

Forsyth County in the first half of 2004. The Bank is renting the office space for the loan production offices in Cherokee County and Bartow County and purchased an existing bank branch for the Forsyth branch office. Also, in the first quarter of 2004, the Bank began construction on a new banking branch office in Bartow County. Included within occupancy and equipment expense, the Bank has also seen an increase of approximately $41,000 in equipment maintenance contracts due to both the expansion in offices and upgrades in technology during the last half of 2003 and the first half of 2004. Foreclosed asset expense, net increased approximately $98,000 from the first half of 2003 compared to the first half of 2004. The expenses during the first half of 2004 were mainly associated with two properties. One was a residential home in which the Bank made improvements in order to prepare the home for sale, and the other was a residential subdivision in which the Bank expensed the costs associated with the completion of the development of the subdivision. Mortgage subservicing expense decreased approximately $146,000 from the first half of 2003 compared to the first half of 2004. The reason for the decrease in mortgage subservicing expense is due to the Bank carrying a smaller servicing portfolio in 2004 compared to 2003. At June 30, 2004 the mortgage servicing portfolio was $634 million compared to $928 million at June 30, 2003.

In the first half of 2004, non-interest expenses were decreased by an increase in the amount of commercial banking costs netted against commercial banking loan origination fees. Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of non-interest expenses in the statement of income. For the six months ended June 30, 2004, the amount of commercial banking costs netted against commercial banking loan origination fees totaled approximately $895,000, compared to $742,000 for the six months ended June 30, 2003.

Pretax Net Income

In the three and six months ended June 30, 2004, our commercial banking pre-tax income was $1,022,236 and $1,578,867, respectively, compared to pre-tax income of $755,109 and $1,761,911 for the three and six months ending June 30, 2003, respectively. Pretax income for the three months ended June 30, 2004 increased $267,127, or 35% compared to the three months ended June 30, 2003. Pretax income the six months ended June 30, 2004 decreased approximately $183,044, or 10% compared to the six months ended June 30, 2003. The increase in net interest income is the main reason for the increase in pretax income for the three months ended June 30, 2004 compared to the same period in 2003. The increase in net interest income was mainly due to a higher level of average commercial banking loans, which increased 43% from the three months ended June 30, 2003 to the three months ended June 30, 2004. The decrease in non-interest income and the increase in non-interest expense are the main reasons for the decrease in pretax income for the six months ended June 30, 2004 compared to the same period in 2003. The decrease in non-interest income for the six month period ending June 30, 2004 was primarily due to three factors: a $210,447 decrease in gains on sale or call of investment securities, a $300,763 decrease in retail mortgage origination fees and a $177,931 decrease in mortgage servicing fee income. The increase in non-interest expense in the first half of 2004 is mainly related to the Crescent Bank’s expansion efforts. In the first half of 2004, Crescent Bank opened a full service branch in Forsyth County, a loan production office in Cherokee County and a loan production office in Bartow County. The Bank also began construction on another full service branch in Bartow County in the first quarter of 2004. The Bank experienced significant start-up costs with the opening of these offices including salaries and benefits and occupancy costs. The pretax loss from these four offices in the first half of 2004 is $321,424. See further discussion above under “-Results of Operations-Results of Our Commercial Banking Business-Non-interest Income and Non-interest Expense.”

Income Taxes

The effective income tax rate for our commercial banking segment for the three and six months ended June 30, 2004 was 37.23% and 37.88%, respectively, compared to 38.69% and 38.30% for the same respective periods in 2003. The lower effective rates in 2003 resulted from the Company’s analysis of its tax accruals.

Results of Our Mortgage Banking Business

We experienced significant changes in mortgage loan production in 2003 that were directly related to changes in interest rates. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points, and during 2002 they reduced interest rates another 50 basis points. Interest rates were reduced further by 25 basis points in 2003. This reduction in mortgage interest rates and the slowdown in the economy caused mortgage rates to fall to historical lows and therefore cause mortgage production to increase to historical highs for the Company in 2003. The decreases in interest rates generally encourage our customers to refinance existing homes, or to purchase new homes, increasing our wholesale loan production activities. We closed $3.1 billion of wholesale mortgage loans during the six months ended June 30, 2003. We did not close any wholesale mortgage loans during the six months ended June 30, 2004. In the first half of 2004, the mortgage banking business operations mainly consisted of activity from the servicing portfolio and the costs associated with winding down the wholesale mortgage business.

For the six months ended June 30, 2004, the revenues and net loss from the wholesale mortgage banking business were approximately $370,000 and $179,000. Revenues for the first half of 2004 mainly consisted of $125,000 in the recovery of mortgage servicing receivables, $122,000 of mortgage fee income and $72,000 in interest income on repurchased mortgage loans. The expenses mainly consist of professional fees related to the completion of the sale of the mortgage banking business of approximately $160,000 and bonuses paid to the former mortgage executives for the collection of mortgage servicing receivables along with their employer payroll taxes for the payment of salary and bonus of approximately $330,000. For the six months ended June 30, 2003, the revenues and net income from the mortgage banking business were approximately $37.9 million and $12.5 million. Revenues from the first half of 2003 mainly consisted of gains on the sale of mortgage loans held for sale and mortgage servicing rights of approximately $31.6 million. During the first half of 2003, we sold the mortgage loans and the servicing rights with respect to $2.8 billion of mortgage loans for a gain of $31.6 million or a spread on the sale of servicing of 1.13%. We earned a significant spread on the sale of servicing because the cost to originate servicing rights decreased due to the production consisting primarily of borrowers refinancing their existing mortgage loans, which improved market pricing. For the six months ended June 30, 2003, the expenses were approximately $14.0 million. Non-interest expenses for the mortgage operations tend to vary with production. Our salaries and benefits totaled $14.9 million for the first half of 2003. When we commenced our mortgage banking business in 1993, we entered into employment agreements with Mr. Robert C. KenKnight, the President of our wholesale mortgage business prior to its sale, and thereafter with Mr. Michael P. Leddy, an Executive Vice President of our wholesale mortgage business prior to its sale, to ensure that we would have their services on a long-term basis. Under these employment agreements, Messrs. KenKnight and Leddy earned incentives based upon the pretax net income of our mortgage operations and changes in the net appraised value of our mortgage servicing portfolio. As a result of our record mortgage loan production, their compensation increased significantly in 2003. Other non-interest expenses, including mortgage subservicing expenses and legal and professional fees also increased significantly in the first half of 2003 and were directly related to the increase in mortgage production, the restructuring of lending arrangements in 2003, the movement of mortgage production from the Bank to CMS, and general reviews of, and improvements to the structure and operations of our mortgage business following our restatements of our 2001 and 2002 financial statements.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial Corporation (“Carolina Financial”). In connection with the sale, Carolina Financial purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets. The Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following closing, which was December 31, 2003, and will be paid 30% of the pre-tax income of the business for the 9 months following the first 60 day period. During the first 60 days following closing, Carolina’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. During the first three months following the first 60 days after closing, the Company’s 30% portion of the pre-tax income of the business was $118,000 and was paid to the Company in August 2004. This amount will be recorded as deferred income until the Company determines its 30% portion of the pre-tax income of the business over the cumulative nine month period. The Company will retain its mortgage servicing portfolio at CMS. As of June 30, 2004, this mortgage servicing portfolio was approximately $634 million.

Following the completion of the sale of assets, the Company and Carolina Financial operated under the terms of a transition services agreement pursuant to which we continued to provide certain mortgage loan origination services to Carolina Financial while Carolina Financial obtained the requisite state and government-sponsored entity licenses and approvals necessary to operate the business. The transition services agreement contemplated us originating mortgage loans in the name of CMS and then immediately selling those loans to Carolina Financial or one of its affiliates. These loans were funded through warehouse facilities maintained by Carolina Financial. Our obligation to provide mortgage loan origination services to Carolina Financial terminated on July 31, 2004. In addition to the loan origination services, the transition services agreement also contemplates the delivery of various other services by the parties on a temporary basis.

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

Financial Condition

General Discussion of Our Financial Condition

Total Assets

Our total assets increased $58.4 million, or 16%, during the first six months of 2004 from $366.4 million as of December 31, 2003 to $424.9 million as of June 30, 2004. If total assets from discontinued operations were excluded, assets from continuing operations increased $61.2 million, or 17% during the first six months of 2004. The increase in total assets was mainly comprised of a $78.1 million, or 28%, increase in the Bank’s commercial loans. Our increase in total assets corresponded with a $54.7 million, or 19%, increase in deposits and a $16.1 million, or 127%, increase in other borrowings. At June 30, 2003, we had total assets of $624.2 million including total assets from continuing operations of $358.2 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2004, interest-earning assets totaled $389.7 million and represented 92% of total assets. This represents a $74.5 million, or 24%, increase from December 31, 2003, when interest-earning assets totaled $315.2 million, or 86%, of total assets. This increase was mainly related to a $78.1 million increase in the Bank’s commercial banking loan portfolio. See “—Financial Condition—Financial Condition of Our Commercial Banking Business” below. At June 30, 2003, our interest-earning assets totaled $551.7 million and represented 88% of our total assets. Interest-earning assets from continuing operations at June 30, 2003 totaled $287.2 million, representing 80% of our total assets from continuing operations.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under “—Financial Condition—Financial Condition of Our Commercial Banking Business.”

Premises and Equipment

We had premises and equipment of $9.3 million at June 30, 2004, compared to $8.2 million at December 31, 2003 and $7.0 million at June 30, 2003. The increase in premises and equipment from December 31, 2003 to June 30, 2004 was primarily due to the construction of the new office in Cartersville in January 2004, which has a budgeted construction cost of approximately $500,000 and is scheduled to be completed in August 2004, and to the purchasing of a parcel of land for a future branch site in Forsyth County for approximately $446,000 in the second quarter of 2004. The increase of $2.3 million from June 30, 2003 to June 30, 2004 was attributable to the construction cost of the new Cartersville office and the purchasing of the parcel of land for a future branch site in Forsyth County described above in 2004 along with the Bank purchasing two parcels of land in Bartow County for approximately $1.0 million in the third quarter of 2003 for two future branch sites and the purchasing of land and an existing bank building in Forsyth County for approximately $1.0 million in the 4th quarter of 2003. The branch building in Forsyth County opened for business on April 1, 2004, and one of the parcels of land in Bartow County purchased in the third quarter of 2003 is the location of the new Cartersville branch which is under construction. These increases were offset by the selling of the premises and equipment from the mortgage banking business of approximately $600,000 at December 31, 2003.

Cash Surrender Value of Life Insurance

In 1999, Crescent Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At June 30, 2004, the total cash value of life insurance was $6.2 million. At December 31, 2003 and June 30, 2003, the total cash value of the life insurance was $5.5 million and $5.4 million, respectively. The increase in 2004 was due to policy earnings and the purchase of a new policy for an officer in the second quarter of 2004.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first six months of 2004, our average commercial banking loans were $312.8 million. These loans constituted 89% of our average consolidated earning assets and 79% of our average consolidated total assets. For the six month period ended June 30, 2003, we had average commercial banking loans of $219.6 million, or 45% of our average consolidated earning assets and 39% of our average consolidated total assets. For the twelve month period ended December 31, 2003, we had average commercial banking loans of $239.3 million, or 53% of our average consolidated earning assets and 45% of our average consolidated total assets. Average commercial banking loans increased significantly as a percentage of average consolidated earning assets and average consolidated total assets in the first half of 2004 due to sale of the assets from the mortgage banking business at December 31, 2003. If the earning assets from discontinued operations were excluded, average commercial banking loans as a percentage of earning assets from continuing operations would have been 89% for both the twelve month period ended December 31, 2003 and the six month period ended June 30, 2003. Commercial banking loans at the periods ending June 30, 2004, December 31, 2003 and June 30, 2003 were $352.7 million, $274.5 million and $241.8 million. The 42% increase in average commercial banking loans experienced by Crescent Bank during the six month period ending June 30, 2004 compared to the same period in 2003 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia.

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

The allowance for loan losses totaled $4.3 million, or 1.23% of total commercial banking loans, at June 30, 2004, $3.1 million, or 1.29% of total commercial banking loans, at June 30, 2003, and $3.2 million, or 1.18% of total commercial banking loans, at December 31, 2003. During the first six months of 2004, we made a provision for loan losses of $1,017,000, which was primarily due to the $78.1 million increase we experienced in commercial banking loans during that period. Net recoveries for the six months ended June 30, 2004 were $76,423, or 0.04% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2003 were $445,433, or 0.19% of average loans outstanding and for the six months ended June 30, 2003 were $67,012, or 0.06% of average outstanding loans. During the second quarter of 2004, the Bank had a recovery of $316,833 from a commercial loan charged-off in 1991. The recovery of the charge-off came from the payout on a life insurance policy that the Bank held as collateral on the borrower. If this recovery was not included in 2004 totals, the Bank would have incurred net charge-offs of $240,410 and the ratio of net charge-offs to average commercial banking loans outstanding during the year would have been 0.15% (annualized) for the six months ended June 30, 2004. The Bank’s charge-offs in the first six months of 2004 mainly consisted of one commercial real estate loan charge-off of $65,508 and various installment and other consumer loans, while the charge-offs in the six months of 2003 were mainly related to one commercial loan for $54,677 and various installment and other consumer loans. In the first six months of 2003, the Bank also had a recovery of $46,621 related to a commercial loan charged-off in 2002. The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at June 30, 2004 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and the uncertainties in the economy created by the war against terrorism, additions to the allowances and charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at such time.

Total Non-Performing Commercial Banking Assets

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Crescent Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive the interest. Our non-performing commercial banking loans at June 30, 2004 amounted to $1.7 million compared to $357,000 at December 31, 2003 and $1.2 million at June 30, 2003. Crescent Bank had no renegotiated commercial banking loans at June 30, 2004, December 31, 2003 or June 30, 2003. The increase in non-performing commercial banking loans from December 31, 2003 to June 30, 2004 was mainly related to three loan relationships, which are secured by residential real estate, totaling $1.4 million. One of the loan relationships totaling approximately $883,000 includes two speculative residential homes. In July 2004, the builder declared personal bankruptcy and the Bank began foreclosure procedures on the two properties. The other two loan relationships were foreclosed upon in July 2004 and the properties were taken into other real estate owned. The Bank experienced a slight deterioration in the loan portfolio in 2003 and 2004. This deterioration was mainly attributable to the slow down in the economy over the past year, and the related credit and repayment risks created by that slow down. The Bank has evaluated these loan relationships and foreclosed properties, and, based on available information, it presently feels that it is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

Crescent Bank had approximately $338,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of June 30, 2004 compared to $2.4 million and $923,000 as of December 31, 2003 and June 30, 2003. It is Bank policy to continue to accrue interest on loans 90 days past due if the loan is well secured and in the process of collection.

Total non-performing commercial assets totaled $6.1 million at June 30, 2004. This compares to total non-performing commercial assets of approximately $5.8 million at December 31, 2003 and $5.1 million at June 30, 2003. The Bank foreclosed upon two commercial banking loans in the first half of 2004 totaling approximately $114,000. One of the properties is a residential home under construction and the other property is two residential home lots. The Bank also sold eight properties in the first half of 2004 totaling approximately $1.3 million all of which were foreclosed upon in 2003. The Bank sold four residential homes for a net loss of approximately $22,000, one residential home under construction for a loss of approximately $7,000, one property consisting of vacant residential home lots for a loss of approximately $30,000, 14 developed residential home lots in which the Banks owns an additional 21 lots in the subdivision at no gain or loss and a commercial building for a gain of approximately $50,000. Of the Bank’s $4.3 million in foreclosed properties, $2.3 million are related to three loan relationships. One of the loans totaling approximately $1.0 million is a residential home with approximately 20 acres of land in Forsyth County, Georgia. The second of these loans totaling approximately $700,000 is a residential home with approximately 40 acres of land located in Bartow County, Georgia. The third of the loans totaling approximately $570,000 is a residential subdivision development in Dalton, Georgia. During the last quarter of 2003 and the first quarter of 2004, the Bank made several improvements on the two residential homes and completed the development of the residential subdivision, and we just began actively marketing these properties for sale in February of 2004. The Bank sold 14 lots of the residential subdivision development in which the Bank owns an additional 21 lots in the subdivision in April of 2004 for approximately $419,000. Of the remaining $2.0 million in foreclosed properties, approximately $1.3 million are residential homes, $557,000 are mobile homes with land lots and $92,000 are vacant land lots. Crescent Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

The following table shows Crescent Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $352,000 from December 31, 2003 to June 30, 2004. Of the Bank’s $2.1 million of potential problem loans, approximately $790,000 is attributable to one loan relationship with a residential home builder, and approximately $1.1 million was attributable to one commercial loan relationship with a finance company. The loan relationship with the residential home builder includes two residential speculative construction loans and one loan secured by his personal residence. The Bank foreclosed on the three properties in July of 2004 and took them into other real estate owned. With the commercial loan relationship to the finance company, the principle owner and manager of the company died. The loan is current at this time and the estate is in the process of trying to sell the finance company. The primary collateral for the loan was the accounts receivable of the finance company, however it has since been discovered that there was fraud involved within company. The balance of the accounts receivables is not adequate to cover the outstanding loan. The Bank is relying on the assets within the estate to cover the difference through the personal guarantee of the deceased. Management feels that these loans are adequately collateralized and believes that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

	June 30, 2004	December 31, 2003	June 30, 2003
Non-performing loans (1)	$1,663,463	$356,532	$1,181,994
Foreclosed properties	4,399,383	5,423,704	3,916,181

Total non-performing assets	$6,062,846	$5,780,236	$5,089,175

Loans 90 days or more past due on accrual status	$337,541	$2,356,419	$922,812
Potential problem loans (2)	$2,135,913	$1,783,924	$2,198,700
Potential problem loans/total loans	0.61%	0.65%	0.91%
Non-performing assets/total loans and foreclosed properties	1.70%	2.06%	2.07%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	1.79%	2.91%	2.45%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $34.5 million at June 30, 2004, compared to $35.1 million at December 31, 2003 and $45.4 million at June 30, 2003. At June 30, 2004, Crescent Bank had federal funds sold of $14.7 million, compared to $13.2 million at December 31, 2003 and $13.8 million at June 30, 2003. At June 30, 2004, Crescent Bank had interest-bearing deposits in other banks of $709,000, compared to $40,000 at December 31, 2003 and $8.1 million at June 30, 2003. Investment securities and restricted equity securities totaled $19.1 million at June 30, 2004, compared to $21.8 million at December 31, 2003 and $23.5 million at June 30, 2003. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $1.1 million and shares held in The Bankers Bank in the amount of $165,975 at June 30, 2004. From June 30, 2003 to June 30, 2004, the Bank’s investment securities including federal funds sold, restricted equity securities and interest-bearing deposits, have decreased approximately $10.9 million. This decrease is mainly due to the Bank investing its excess funds in commercial banking loans, which provide higher yields than investment securities. From June 30, 2003 to June 30, 2004, commercial banking loans have increased approximately $110.9 million. Crescent Bank has had approximately $9.2 million in U.S Government agency obligations called since June 30, 2003. The Bank has reinvested a significant portion of these funds in short to medium term U.S. Government agency obligations and mortgage-backed securities; however, approximately $4.4 million were reinvested in commercial banking loans.

During the second quarter of 2004, the Bank sold five investment securities available for sale with a total book value of approximately $5.7 million for a total gain of $9,483 and subsequently reinvested the funds in investment securities in the second quarter of 2004. Two securities with a total book value of approximately $626,000 were sold at a gain of $98,850 and three securities with a total book value of approximately $5.1 million were sold at a loss of $89,367. This transaction was done in order to improve the duration, yield and convexity of the overall investment security portfolio in preparation of an increasing interest rate environment.

Unrealized gains (losses) on securities available for sale amounted to $(368,983) at June 30, 2004, and $345,761 and $45,176 at June 30, 2003 and December 31, 2003, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. Management of the Bank believes all unrealized losses as of June 30, 2004 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents approximately 3% of amortized cost. All bonds held at June 30, 2004 that have unrealized losses are rated AAA by Moodys and AAA by Standard and Poors rating agencies. In addition, all of the securities are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

Crescent Bank’s commercial deposits totaled $339.2 million, $284.6 million and $276.2 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively, representing an increase of 19% over the six-month period ended June 30, 2003. Commercial deposits averaged $311.9 million during the six-month period ended June 30, 2004, $265.4 million during the six-month period ended June 30, 2003 and $274.7 million during the twelve-month period ended December 31, 2003. The increase in deposits from December 31, 2003 to June 30, 2004 is mainly the result of the Bank accepting an additional $27.7 million in out of market certificates of deposit. The Bank also increased its certificate of deposit rates approximately 25 to 35 basis points within its market area and promoted a high yield money market account in the second quarter of 2004. Certificates of deposit within the Bank’s market area have increased approximately $15.3 million and the money market account has increased approximately $3.7 million since December 31, 2003. The Bank has also increased its non-interest bearing deposit accounts approximately $7.0 million since December 31, 2003. Interest-bearing deposits represented 90% of total deposits at June 30, 2004, compared to 90% at December 31, 2003 and 88% at June 30, 2003. Certificates of deposits comprised 79% of total interest-bearing deposits for June 30, 2004, compared to 77% at December 31, 2003 and 75% at June 30, 2003. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates. We cannot provide any assurance that Crescent Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had $46.6 million of out of market and brokered deposits as of June 30, 2004, compared to $18.9 million and $9.9 million at December 31, 2003 and June 30, 2003, respectively. The Bank accepted an additional $27.7 million in out of market deposits in the first half of 2004. The cost of out of market and brokered deposits have generally been approximately 15 to 25 basis points lower than the costs of deposits of similar maturity in the local market.

Total Commercial Bank Borrowings

At June 30, 2004, Crescent Bank had borrowed $21.0 million in Federal Home Loan Bank advances at maturity terms ranging from six months to three years and with an average rate of 2.00%. In the first half of 2004, Crescent Bank increased its borrowings with the Federal Home Loan Bank from $5.0 million at December 31, 2003 to $21.0 million at June 30, 2004 due to the low cost of these funds in comparison to our local deposit rates. These funds were borrowed for use with the commercial banking business and were secured by a blanket lien on the commercial bank’s 1 — 4 family first lien mortgage loans, investment securities and Federal Home Loan Bank stock. There were no Federal Home Loan Bank advances outstanding for use by the commercial bank at June 30, 2003.

Financial Condition of Our Mortgage Banking Business

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial Corporation (“Carolina Financial”). In connection with the sale, Carolina Financial purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets. The Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following closing, which was December 31, 2003, and will be paid 30% of the pre-tax income of the business for the 9 months following the first 60 day period. During the first 60 days following closing, Carolina’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. During the first three months following the first 60 days after closing, the Company’s 30% portion of the pre-tax income of the business was $118,000 and was paid to the Company in August 2004. This amount will be recorded as deferred income until the Company determines its 30% portion of the pre-tax income of the business over the cumulative nine month period. The Company retained its mortgage servicing portfolio at CMS. As of June 30, 2004, this mortgage servicing portfolio was approximately $634 million.

We carried our mortgage loans held for sale at the lower of aggregate cost or market price, and therefore we did not maintain a reserve for mortgage loans held for sale. When we sold a loan, we typically made representations and warranties to the purchasers and insurers that we had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. We relied on our underwriting department to ensure compliance with individual investor standards prior to the sale of loans, and we relied on our quality control department to randomly test loans that we had sold. Purchasers of our loans typically conducted their own review of the loans, and we could be liable for unpaid principal and interest on defaulted loans if we had breached our representations and warranties. In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly made representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. At June 30, 2004, we had approximately $7.6 million of mortgage loans for which we had agreed to indemnify the purchaser in the event of any breaches of our representations and warranties, compared to $7.4 million as of December 31, 2003. In the event that the purchaser of these loans experiences any losses with respect to the loans, we will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has set up a specific reserve for the recourse liability for the current loans that the Company has already indemnified the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company could have to indemnify. The recourse liability at June 30, 2004 was $1.5 million and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. This reserve remained with the Company after the sale of the wholesale mortgage operation as did the risk and the liability from the indemnified loans.

At June 30, 2004, we carried $3.2 million of mortgage servicing rights on our balance sheet, compared to $3.5 million at December 31, 2003 and $3.2 million at June 30, 2003. We held servicing rights with respect to loans with unpaid principal balances totaling $634 million at June 30, 2004 compared to $744 million at December 31, 2003 and $928 million at June 30, 2003.

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

At June 30, 2004, Crescent Bank’s leverage ratio was 12.45% compared to 9.28% at December 31, 2003. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, Crescent Mortgage Services, Inc. (“CMS”), to Carolina Financial Corporation (“Carolina Financial”). In first quarter of 2004, CMS contributed $20.75 million in available capital to the Company, and subsequently, the Company then contributed $17.0 million of the $20.75 million to Crescent Bank.

At June 30, 2004, our total consolidated shareholders’ equity was $51.9 million, or 12.21% of total consolidated assets, compared to $48.5 million, or 7.76% of total consolidated assets at June 30, 2003, and $51.7 million, or 14.11% of total consolidated assets, at December 31, 2003. If the assets from discontinued operations were removed from the calculation, our consolidated shareholders’ equity to consolidated assets ratio was 12.22% at June 30, 2004, 14.19% at December 31, 2003 and 13.53% at June 30, 2003. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first six months of 2004 was the result of the increase in the Bank’s total consolidated assets, in particular, the commercial banking loans. Commercial banking loans grew approximately $78.1 million or 28% in the first six months of 2004.

At June 30, 2004, our ratio of total consolidated capital to risk-adjusted assets was 15.39%, 14.27% of which consisted of tangible common shareholders’ equity. A quarterly dividend of $0.08 was declared in April 2004 and was paid on May 30, 2004. Another quarterly dividend of $0.08 was declared in July 2004 and will be paid on August 31, 2004. As of June 30, 2003, our ratio of total consolidated capital to risk-adjusted assets was 12.00%, 11.27% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2003, total consolidated capital to risk-adjusted assets was 17.36%, 16.39% of which consisted of tangible common shareholders’ equity.

In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. In June of 2003, the Bank increased its line of credit with The Bankers Bank from $2.6 million to $4.6 million. With this increase, we agreed to increase our minimum capital level from $13 million to $20 million and to maintain a Tier 1 Leverage Ratio of 7.0% rather than 7.50%. Our borrowings under this line of credit accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, less 0.50%. Under the terms of the line of credit, we are required to make payments of interest only for 12 months, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. We were in compliance with all the covenants of this line of credit at June 30, 2004. We currently have borrowed the full amount available under this line of credit. Our line of credit with The Bankers Bank is secured by all of the issued and outstanding shares of the common stock of Crescent Bank. In the event of an uncured default under this line of credit, The Bankers Bank could foreclose upon the common stock of the Bank and deprive the Company of one of its principal sources of income.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $45.6 million, $78.1 million and $59.7 million during the six month period ended June 30, 2004, the six month period ended June 30, 2003, and the twelve month period ended December 31, 2003, representing 15%, 29% and 22% of average deposits for those periods, respectively. The decrease in average liquid assets during the period was primarily the result of Crescent’s average commercial loan portfolio outpacing the increase in the Bank’s average commercial deposits and borrowings. Average commercial banking loans have increased approximately $63.1 million while average commercial deposits and borrowings have increased approximately $50.5 million during the quarter ended June 30, 2004 in comparison to the fourth quarter of 2003. The increase in commercial loan production in the first half of 2004 is due to the low interest rate environment and the growth and expansion in Crescent Bank’s market area during the first half of 2004. The slower growth in commercial deposits is due to competitive pricing by the competition in several market areas. Average net commercial banking loans were 94%, 82% and 86% of average commercial bank deposits and borrowings during the six month periods ended June 30, 2004 and June 30, 2003, and the twelve month period ended December 31, 2003, respectively. Average interest-earning assets were 107%, 93% and 98% of average commercial banking deposits and borrowings during the six month periods ended June 30, 2004 and June 30, 2003, and the twelve month period ended December 31, 2003, respectively. These ratios do not include the interest-earning assets or interest-bearing liabilities from discontinued operations. Both the ratio of average net commercial banking loans to average commercial banking deposits and borrowings and the ratio of average interest-earning assets to average commercial banking deposits and borrowings increased during the six month period ended June 30, 2004 indicating that Crescent Bank’s liquidity is tightening. The increase in percentages is mainly due to the growth in Crescent’s commercial loan production of approximately $78 million in the first half of 2004. In response to this loan growth, Crescent Bank borrowed an additional $16.0 million in Federal Home Loan Bank advances and accepted an additional $27.7 million in out-of-market deposits in the first half of 2004.

Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. Crescent Bank maintains federal funds lines of credit totaling $18.5 million and maintains a line of credit up to approximately $22.6 million at the Federal Home Loan Bank secured by the commercial bank’s 1 – 4 family first lien mortgage loans. At June 30, 2004 we had $21.0 million in the Federal Home Loan Bank Advances outstanding and no amounts outstanding on our federal funds lines of credit. For the six months ended June 30, 2004, the average balance in Federal Home Loan Bank advances was approximately $17.1 million. Of the $21.0 million in advances outstanding, all of the advances are secured by the commercial bank’s 1 – 4 family first lien mortgage loans through the line of credit with the Federal Home Loan Bank. The Bank currently is holding approximately $14.0 million in unpledged investment securities that can be used to borrow an additional $14 million in Federal Home Loan Bank advances as of June 30, 2004. Also, in July of 2004, the Bank received approval from the Federal Home Loan Bank to borrow against its eligible commercial real estate loans. This will provide the Bank with an additional source of liquidity. We presently believe that Crescent Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In the first half of 2004, the Bank borrowed an additional $16.0 million in Federal Home Loan Bank advances and accepted an additional $27.7 million in out of market deposits increasing the total of out of market and brokered deposits to $46.6 million or 13.7% of total deposits at June 30, 2004. The costs of out of market and brokered deposits were approximately 15 to 25 basis points lower than the costs of deposits of similar maturity in the local market during 2004. However, out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand will be affected adversely. Crescent Bank may have to increase its deposit rates in the future in its local markets if the Bank’s liquidity positions remain under pressure. An increase in deposit rates could adversely affect our net interest margin and net income.

Commercial Commitments

The following table presents our other commercial commitments at June 30, 2004. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$62,907	$47,263	$14,535	$86	$1,023
Letters of Credit (2)	2,556	2,050	506	—	—

Total commercial commitments	$65,463	$49,313	$15,041	$86	$1,023

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at June 30, 2004. Approximately 73% of earning assets and 69% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing asset over interest-bearing liabilities, based on a one-year cumulative time period, was $52.4 million, or 12.3% of total assets.

Interest Rate Sensitivity Gaps

As of June 30, 2004

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$212,923	$51,976	$74,488	$13,269	$352,656
Investment securities	156	478	6,916	10,336	17,886
Mortgage loans held for sale	2,564	—	—	—	2,564
Federal Funds Sold	14,666	—	—	—	14,666
Interest-bearing deposits in other banks	709	—	—	—	709

Total interest-earning assets	$231,018	$52,454	$81,404	$23,605	$388,481

Interest-bearing liabilities
Interest-bearing demand deposits	$64,165	—	—	—	$64,165
Time deposits	57,301	99,124	83,857	—	240,282
Other borrowings	10,000	460	12,840	5,445	28,745

Total interest-bearing liabilities	$131,466	$99,584	$96,697	$5,445	$333,192

Interest sensitivity gap	$99,552	$(47,130)	$(15,293)	$18,160	$55,289
Interest sensitivity gap – cumulative	$99,552	$52,422	$37,129	$55,289	$55,289

We were in an asset-sensitive position for each time period on a cumulative basis. This means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. At June 30, 2004, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates while high inflation generally has resulted in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation has remained low in 2002 and 2003, which reflects that interest rates remained fairly steady in 2002 and 2003, only dropping 50 basis points in 2002 and 25 basis points in 2003. In the first half of 2004, inflation has slowly started to increase with the improvement in the economy and the Federal Reserve increased interest rates by 25 basis points on June 30, 2004.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings—Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Items 2(a) through 2(d) are not applicable.

(e) Stock Repurchases

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2004	—		N/A	N/A	N/A
February 1 – February 28, 2004	10,000	(2)	$26.00	N/A	N/A
March 1 – March 31, 2004	—		N/A	N/A	N/A
April 1 – April 30, 2004	—		N/A	N/A	N/A
May 1 – May 31, 2004	—		N/A	N/A	N/A
June 1 – June 30, 2004	—		N/A	N/A	N/A

Total	10,000		$26.00	N/A	N/A

(1)	The Company does not presently have, and has not previously had, a publicly announced stock repurchase plan or program.
(2)	On February 18, 2004, the Company repurchased 2,000 shares of its common stock from Michael P. Leddy at a price of $26.00 per share, 3,000 shares of its common stock from Robert C. KenKnight at a price of $26.00 per share and 5,000 shares of its common stock from John Capello at a price of $26.00 per share. All of the shares that were repurchased were repurchased by the Company in private transactions.

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

During the three month period ended June 30, 2004, the Company did not file any Current Reports on Form 8-K:.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: August 16, 2004	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: August 16, 2004	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.