Form 10-Q
period 2004-09-30
CRESCENT BANKING CO
filed 2004-11-15
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 15, 2004, Crescent Banking Company had 2,499,735 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$9,952,072	$16,850,685
Interest-bearing deposits in banks	3,950,722	40,287
Federal fund sold	21,175,000	13,241,000
Investment securities available-for-sale	15,176,892	16,591,617
Investment securities held-to-maturity, at cost (fair value of $2,973,795 and $4,176,810, respectively)	2,712,524	3,941,091
Restricted equity securities	1,515,975	1,291,175
Mortgage loans held for sale	2,035,219	2,641,426
Loans	389,474,607	274,536,053
Less allowance for loan losses	(4,512,947)	(3,243,177)

Loans, net	384,961,660	271,292,876
Premises and equipment	9,615,877	8,178,157
Other real estate owned	4,822,292	5,423,704
Mortgage servicing rights	3,016,562	3,507,707
Cash surrender value of life insurance	6,218,362	5,551,149
Deposit intangible	352,105	407,701
Deferred tax asset	699,989	700,640
Accounts receivable-brokers and escrow agents	604,761	3,617,638
Other assets	5,821,195	10,084,793
Assets related to discontinued operations	—	3,073,743

Total assets	$472,631,207	$366,435,389

Liabilities
Deposits
Noninterest-bearing	$33,656,894	$27,767,517
Interest-bearing	347,340,886	256,822,583

Total deposits	380,997,780	284,590,100
Short-term borrowings	7,000,000	5,000,000
Long-term borrowings	27,745,000	7,640,000
Accrued interest and other liabilities	3,188,214	5,904,495
Liabilities related to discontinued operations	1,684,033	11,590,726

Total liabilities	420,615,027	314,725,321
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,499,735 and 2,466,285 issued, respectively	2,499,735	2,466,285
Capital surplus	17,029,652	16,727,731
Retained earnings	32,754,803	32,525,038
Treasury stock, 16,668 and 6,668 shares, respectively	(296,091)	(36,091)
Accumulated other comprehensive income	28,081	27,105

Total shareholders’ equity	52,016,180	51,710,068

Total liabilities and shareholders’ equity	$472,631,207	$366,435,389

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Interest income
Loans	$5,404,356	$3,724,096	$14,485,568	$10,417,887
Mortgage loans held for sale	10,810	1,640	49,011	530,458
Taxable securities	207,264	264,889	658,338	880,683
Nontaxable securities	—	—	—	1,279
Deposits in banks	14,108	6,741	18,808	27,547
Federal funds sold	67,907	29,805	141,804	52,798

Total interest income	5,704,445	4,027,171	15,353,529	11,910,652
Interest expense
Deposits	2,226,801	1,518,389	5,617,277	4,894,516
Short-term borrowings	50,660	4,472	109,433	11,362
Long-term borrowings	181,462	87,763	445,700	231,438

Total interest expense	2,458,923	1,610,624	6,172,410	5,137,316
Net interest income	3,245,522	2,416,547	9,181,119	6,773,336
Provision for loan losses	470,000	230,000	1,487,000	866,000

Net interest income after provision for loan losses	2,775,522	2,186,547	7,694,119	5,907,336
Non-interest income
Service charges on deposit accounts	248,568	237,581	730,597	607,662
Mortgage servicing fee income	444,904	515,444	1,446,416	1,818,946
Gains on sale/call of investment securities	86,404	122,267	103,066	349,376
Gains on sales of SBA loans	130,595	3,798	420,083	283,159
Other operating income	335,114	301,680	912,956	1,057,453

Total non-interest income	1,245,585	1,180,770	3,613,118	4,116,596
Non-interest expenses
Salaries and employee benefits	1,891,658	1,310,697	5,230,583	3,799,065
Capitalized loan origination costs	(488,527)	(384,619)	(1,362,616)	(1,126,821)
Occupancy and equipment	248,212	183,673	697,697	509,104
Supplies, postage, and telephone	200,055	158,837	570,056	535,169
Advertising	126,978	110,314	332,150	324,137
Insurance expense	50,952	61,111	145,791	142,722
Depreciation and amortization	373,252	376,120	1,111,047	1,007,222
Legal and professional	398,265	144,351	786,173	552,312
Director fees	55,950	56,250	159,993	145,300
Mortgage subservicing expense	167,100	238,294	570,551	788,096
Foreclosed asset expense, net	123,536	15,552	237,230	31,653
Other operating expenses	230,754	262,696	606,792	720,021

Total non-interest expenses	3,378,185	2,533,276	9,085,447	7,427,980
Income from continuing operations Before income taxes	642,922	834,041	2,221,790	2,595,952
Applicable income taxes	243,307	324,179	841,359	998,924

Income from continuing operations	399,615	509,862	1,380,431	1,597,028
Income (loss) from operations of discontinued mortgage subsidiary, net of tax expense (benefit) of $(230,375) and $1,565,973 for the three months ended and $(339,415) and $9,343,442 for the nine months ended	(378,056)	2,406,545	(556,886)	14,937,799

Net income	21,559	2,916,407	823,545	16,534,827
Other comprehensive income
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	249,471	(277,586)	976	(278,649)

Comprehensive income	$271,030	$2,638,821	$824,521	$16,256,178

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Earnings per share
Basic earnings per share	$0.01	$1.19	$0.33	$6.76
Diluted earnings per share	$0.01	$1.13	$0.33	$6.45

Earnings per share from continuing operations
Basic earnings per share from continuing operations	$0.16	$0.21	$0.56	$0.65
Diluted earnings per share from continuing operations	$0.16	$0.20	$0.55	$0.62

Earnings (loss) per share from discontinued operations
Basic earnings (loss) per share from discontinued operations	$(0.15)	$0.98	$(0.23)	$6.11
Diluted earnings (loss) per share from discontinued operations	$(0.15)	$0.93	$(0.22)	$5.83

Cash dividends per share of common stock	$0.0800	$0.0800	$0.2400	$0.2350

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2004	2003
Operating Activities
Net income	$823,545	$16,534,827
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	556,886	(14,937,799)
Accretion of discount on securities	(153,851)	(684,342)
Amortization of deposit intangible	55,596	55,596
Net gain on call of investment securities	(103,066)	(349,373)
Net (gain) loss on sale of other real estate owned	(42,860)	68
Amortization of mortgage servicing rights	492,592	444,060
Provision for loan losses	1,487,000	866,000
Depreciation	562,859	507,566
Gains on sales of mortgage servicing rights	—	(39,824,139)
Net (increase) decrease in mortgage loans held for sale	606,207	(2,142,244)
Acquisition of mortgage servicing rights	(1,447)	(4,240,201)
Proceeds from sales of mortgage servicing rights	—	42,500,908
Income on life insurance policies	(177,213)	(166,758)
Increase in deferred income taxes	(18,070)	(1,048,535)
Increase in interest receivable	(597,677)	(131,317)
Decrease in accounts receivable – brokers and escrow agents	3,012,877	3,401,615
Increase (decrease) in interest payable	81,259	(213,066)
Net cash provided by (used in) discontinued operations	(6,790,030)	216,921,277
Net other operating activities	2,322,905	(5,752,718)

Net cash provided by operating activities	2,117,512	211,741,425

Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	(3,910,435)	4,976,803
Purchase of securities held-to-maturity	(641,991)	(1,000,000)
Purchase of securities available-for-sale	(10,449,739)	(12,301,966)
Proceeds from sales of securities available-for-sale	6,677,499	—
Proceeds from maturities/calls of securities available-for-sale	5,369,045	5,901,761
Proceeds from maturities/calls of securities held-to-maturity	1,947,023	7,366,498
Purchase of restricted equity securities	(224,800)	588,700
Purchase of life insurance policies	(490,000)	(203,000)
Proceeds from sale of other real estate owned	2,521,300	180,175
Net (increase) decrease in federal funds sold	(7,934,000)	567,000
Net increase in loans	(117,413,956)	(62,642,638)
Purchase of premises and equipment	(2,000,579)	(1,444,555)
Net cash (used in) provided by discontinued operations	108,128	(285,990)

Net cash used in investing activities	(126,442,505)	(58,297,212)

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	For the nine months ended September 30,
	2004	2003
Financing Activities
Net increase (decrease) in deposits	96,407,680	(14,044,723)
Net increase in borrowings	22,105,000	7,000,000
Proceeds from the exercise of stock options	335,371	104,918
Purchase of treasury stock	(260,000)	—
Dividends paid	(593,780)	(576,014)
Net cash used in discontinued operations	(567,891)	(128,083,139)

Net cash provided by (used in) financing activities	117,426,380	(135,598,958)

Net increase (decrease) in cash and due from banks	(6,898,613)	17,845,255
Cash and due from banks at beginning of year	16,850,685	17,607,864

Cash and due from banks at end of period	$9,952,072	$35,453,119

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$6,261,376	$10,045,286
Cash paid during period for taxes	$1,367,456	$16,419,516
Principal balances of loans transferred to other real estate owned	$2,258,172	$2,935,663
Unrealized gain (loss) on securities available for sale, net	$976	$(278,649)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2003 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim periods.

Certain reclassifications have been made to 2003 consolidated financial information to conform to the presentation of 2004 information. Such reclassifications had no effect on previously reported consolidated net income or consolidated shareholders’ equity.

NOTE 2 – DISCONTINUED OPERATIONS

On November 4, 2003, the Company entered into a definitive agreement with Carolina Financial Corporation (“Carolina Financial”) to sell the wholesale residential mortgage business conducted by the Company’s subsidiary, CMS. The transaction closed December 31, 2003. Under the definitive agreement, Carolina Financial purchased all of CMS’ mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their book value or carrying value. Carolina Financial offered jobs to all CMS employees at their current locations, and senior management of CMS continues to manage the business for Carolina Financial. The Company was to be paid 100% of the profits from the mortgage pipeline during the first 60 days following closing as well as 30% of the pre-tax income of the business for the nine months following the first 60 day period. During the first 60 days following closing, Carolina Financial’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. During the first three months following the first 60 days after closing, the Company’s 30% portion of the pre-tax income of the business was $118,000. During the second three month period following the first 60 days after closing, Carolina Financial’s mortgage subsidiary experienced a net loss of which the Company’s 30% portion was approximately $169,000, and therefore, the Company received no profits from this period. As of September 30, 2004, on a cumulative basis, the Company was not entitled to receive anything as a result of the earnout payments. The profit recorded from the first three month period following the first 60 days after closing was recorded as deferred income until the Company determines its 30% portion of the pre-tax income of the business over the cumulative nine month period. The Company retained its mortgage servicing portfolio at CMS. As of September 30, 2004 this mortgage servicing portfolio was approximately $590 million. In connection with the transaction, the Company agreed to refrain from engaging in the wholesale residential mortgage business in competition with Carolina Financial for one year following the closing.

Summarized information for the operations of the discontinued mortgage subsidiary is as follows:

	For the three months ended September 30,
	2004	2003
Revenues	$121,214	$10,406,118
Expenses	729,645	6,433,600

Pretax income (loss) from operations of discontinued mortgage subsidiary	$(608,431)	$3,972,518

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

	For the nine months ended September 30,
	2004	2003
Revenues	$410,748	$48,337,829
Expenses	1,307,049	24,056,588

Pretax income (loss) from operations of discontinued mortgage subsidiary	$(896,301)	$24,281,241

Assets and liabilities of the discontinued operations included in the consolidated balance sheet as of September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
Assets from discontinued operations

Mortgage loans held for sale	$—	$2,962,412
Interest receivable	—	8,465
Accounts receivable	—	102,866

	$—	$3,073,743

	September 30, 2004	December 31, 2003
Liabilities from discontinued operations

Other borrowings	$—	$567,891
Drafts payable	—	118,814
Interest payable – Warehouse lines of credit	—	84,963
Accrued expenses	1,684,033	7,917,536
Accounts payable	—	2,901,522

	$1,684,033	$11,590,726

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 2004, this mortgage servicing portfolio was approximately $590 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended September 30, 2004
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$21,559	2,478,937	$0.01
Effect of dilutive securities (stock options)		27,071
Diluted earnings per share	$21,559	2,506,008	$0.01

Continuing Operations
Basic earnings per share	$399,615	2,478,937	$0.16
Effect of dilutive securities (stock options)		27,071
Diluted earnings per share	$399,615	2,506,008	$0.16

Discontinued Operations
Basic earnings (loss) per share	$(378,056)	2,478,937	$(0.15)
Effect of dilutive securities (stock options)		27,071
Diluted earnings (loss) per share	$(378,056)	2,506,008	$(0.15)

	Three Months Ended September 30, 2003
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$2,916,407	2,453,959	$1.19
Effect of dilutive securities (stock options)		135,564
Diluted earnings per share	$2,916,407	2,589,523	$1.13

Continuing Operations
Basic earnings per share	$509,862	2,453,959	$0.21
Effect of dilutive securities (stock options)		135,564
Diluted earnings per share	$509,862	2,589,523	$0.20

Discontinued Operations
Basic earnings per share	$2,406,545	2,453,959	$0.98
Effect of dilutive securities (stock options)		135,564
Diluted earnings per share	$2,406,545	2,589,523	$0.93

NOTE 5—EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30, 2004
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$823,545	2,473,427	$0.33
Effect of dilutive securities (stock options)		37,013
Diluted earnings per share	$823,545	2,510,440	$0.33

Continuing Operations
Basic earnings per share	$1,380,431	2,473,427	$0.56
Effect of dilutive securities (stock options)		37,013
Diluted earnings per share	$1,380,431	2,510,440	$0.55

Discontinued Operations
Basic earnings (loss) per share	$(556,886)	2,473,427	$(0.23)
Effect of dilutive securities (stock options)		37,013
Diluted earnings (loss) per share	$(556,886)	2,510,440	$(0.22)

	Nine Months Ended September 30, 2003
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$16,534,827	2,445,066	$6.76
Effect of dilutive securities (stock options)		117,966
Diluted earnings per share	$16,534,827	2,563,032	$6.45

Continuing Operations
Basic earnings per share	$1,597,028	2,445,066	$0.65
Effect of dilutive securities (stock options)		117,966
Diluted earnings per share	$1,597,028	2,563,032	$0.62

Discontinued Operations
Basic earnings per share	$14,937,799	2,445,066	$6.11
Effect of dilutive securities (stock options)		117,966
Diluted earnings per share	$14,937,799	2,563,032	$5.83

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

Prior to December 31, 2003, the Company had two reportable segments: (1) commercial banking, and (2) wholesale mortgage banking. The commercial banking segment provides traditional banking services (including retail mortgage loan originations) offered through Crescent Bank & Trust Company, the Company’s wholly-owned commercial banking subsidiary (the “Bank”). The wholesale mortgage banking segment provided wholesale mortgage loan origination and servicing offered through Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”). The Company discontinued its wholesale mortgage operations through the sale of its wholesale mortgage business conducted by CMS effective December 31, 2003 (See Note 2 – Discontinued Operations).

The Company evaluates performances based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment revenues and expenses at current market prices as if the revenue/expense transactions were to third parties.

The Company’s reportable segments were strategic business units that each offered different products and services. They were managed separately because each segment had different types and levels of credit and interest rate risk.

	For the Three Months Ended September 30, 2004
	Commercial Banking	Wholesale Mortgage Banking	Eliminations	Total
Interest income	$5,704,445	$15,413	—	$5,719,858
Interest expense	2,458,923	—	—	2,458,923

Net interest income	3,245,522	15,413	—	3,160,935
Provision for loan loss	470,000	—	—	470,000
Other revenue from external customers	1,245,585	105,800	—	1,351,385
Other expenses	3,378,185	729,644	—	4,107,829
Segment pre-tax earnings/(loss)	642,922	(608,431)	—	34,491
Segment assets	$472,631,207	$—	—	$472,631,207

	For the Three Months Ended September 30, 2003
	Commercial Banking	Wholesale Mortgage Banking	Eliminations	Total
Interest income	$4,027,171	$2,038,130	—	$6,065,301
Interest expense	1,610,624	1,575,898	—	3,186,522

Net interest income	2,416,547	462,232	—	2,878,779
Provision for loan loss	230,000	—	—	230,000
Other revenue from external customers	1,180,770	8,367,988	—	9,548,758
Other expenses	2,533,276	4,857,702	—	7,390,978
Segment pre-tax earnings	834,041	3,972,518	—	4,806,559
Segment assets	$354,021,036	$106,086,695	—	$460,107,731

	For the Nine Months Ended September 30, 2004
	Commercial Banking	Wholesale Mortgage Banking	Eliminations	Total
Interest income	$15,353,529	$87,681	—	$15,441,210
Interest expense	6,172,410	82,311	—	6,254,721

Net interest income	9,181,119	5,370	—	9,186,489
Provision for loan loss	1,487,000	—	—	1,487,000
Other revenue from external customers	3,613,118	323,067	—	3,936,185
Other expenses	9,085,447	1,224,738	—	10,310,185
Segment pre-tax earnings/(loss)	$2,221,790	$(896,301)	—	$1,325,489

	For the Nine Months Ended September 30, 2003
	Commercial Banking	Wholesale Mortgage Banking	Eliminations	Total
Interest income	$11,910,652	$8,243,470	$(528,818)	$19,625,304
Interest expense	5,137,316	5,244,812	$(528,818)	9,853,310

Net interest income	6,773,336	2,998,658	—	9,771,994
Provision for loan loss	866,000	—	—	866,000
Other revenue from external customers	4,116,596	40,094,359	—	44,210,955
Other expenses	7,427,980	18,811,776	—	26,239,756
Segment pre-tax earnings	$2,595,952	$24,281,241	—	$26,877,193

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$21,559	$2,916,407	$823,545	$16,534,827

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	12,249	6,222	59,638	34,806

Pro forma net income	$9,310	$2,910,185	$763,907	$16,500,021

Consolidated earnings per share:

Basic – as reported	$0.01	$1.19	$0.33	$6.76

Basic – pro forma	$0.00	$1.19	$0.31	$6.75

Diluted – as reported	$0.01	$1.13	$0.33	$6.45

Diluted – pro forma	$0.00	$1.12	$0.30	$6.44

Note 8 – PENDING FUTURUS FINANCIAL ACQUISITION

On August 19, 2004, the Company and Crescent Bank signed a definitive Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, Crescent Bank, Futurus Financial Services, Inc., a bank holding company incorporated in Georgia and headquartered in Alpharetta, Georgia (“Futurus Financial”) and Futurus Bank, N.A., a wholly owned subsidiary of Futurus Financial. Pursuant to the Merger Agreement, in a series of sequential mergers, Crescent Interim Corporation (“Crescent Interim”), a Georgia corporation and a newly formed, wholly owned subsidiary of Crescent Bank, will be merged with and into Futurus Financial, immediately followed by the merger of Futurus Financial with and into Crescent Bank, which will be immediately followed by the merger of Futurus Bank, N.A. with and into Crescent Bank. At the effective time of the mergers, which shall occur simultaneously on the same day, but in the sequence provided for in the preceding sentence, the outstanding shares of Futurus Financial common stock will be canceled and in consideration therefor Futurus Financial shareholders will receive $10.00 per share in cash, and four shareholders of Futurus Financial who will become officers or directors of the Company or Crescent Bank will receive, with respect to at least a portion of their shares of Futurus Financial common stock, a number of restricted shares of the Company’s common stock as provided in the Merger Agreement. Crescent Bank will continue to conduct the business and operations of Futurus Bank.

The shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction will receive, for each share of Futurus Financial common stock, a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $10.00 by (y) the average closing price of the Company’s common stock, as reported by the Nasdaq Small Cap Market, for the 15 consecutive trading days in which such shares are traded ending on the last full trading day preceding the day the merger is completed. If the merger had been completed on November 10, 2004, these directors and officers would have received an aggregate of approximately 78,000 shares of the Company’s common stock. Shareholders of Futurus Financial receiving cash in the transaction will receive $10.00 in cash for each share of Futurus Financial common stock cancelled in the transaction.

The transactions contemplated by the Merger Agreement are subject to certain conditions set forth in the Merger Agreement, including the approval of the shareholders of Futurus Financial and the receipt of all necessary regulatory approvals.

Futurus Financial is a one bank holding company with approximately $67 million in assets. Futurus Bank, N.A. primarily operates in north Fulton County, Georgia.

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

All statements other than statements of historical fact are statements that may be forward-looking statements. Readers can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures (including the sale to Carolina Financial of the wholesale residential mortgage business conducted by CMS and the merger with Futurus Financial), including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products that may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Overview

The Company is made up of the following three entities:

•	Crescent Banking Company (“Crescent”), which is the parent holding company of Crescent Bank & Trust Company (“Crescent Bank” or the “Bank”) and Crescent Mortgage Services, Inc. (“CMS”);

•	Crescent Bank, a community-focused commercial bank;

•	CMS, a mortgage banking company.

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

As of September 30, 2004, the Company had total consolidated assets of approximately $472.6 million, total deposits of approximately $381.0 million, total consolidated liabilities, including deposits, of approximately $420.6 million and consolidated shareholders’ equity of approximately $52.0 million. The Company’s continued operations in the commercial banking segment and discontinued operations in the mortgage wholesale banking segment are discussed in the “Results of Operations” section of this discussion and analysis.

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

Consistent with the Company’s efforts to better service its market, the Company has engaged in recent expansion of its business. In December 2003, Crescent Bank purchased an existing bank building in Forsyth County, Georgia, which opened for business on April 1, 2004. This gives Crescent Bank two branches in Forsyth County, Georgia, which is one of the fastest growing counties in Georgia. This new office serves the needs of many local residents in Forsyth County who have traditionally banked with larger regional and national banks that often lack a community focus. In the second quarter, the Bank also purchased a tract of land in Forsyth County near our current branch in Cumming, Georgia, which is being operated out of leased space in a shopping center. We intend to begin construction on a full service branch to replace our current branch location in the fourth quarter of 2004. In 2003, Crescent Bank also purchased two tracts of land in Bartow County for future branch sites, one site in Cartersville, Georgia and the other site in Adairsville, Georgia. We began construction on the site in Cartersville, Georgia in January of 2004 and we opened that branch in August of 2004. With the completion of the construction of the new Cartersville branch, the Bank now has two full service branches in Cartersville, Georgia and will be able to better serve the needs of many local residents. Although we do not expect to begin construction on our new Adairsville, Georgia branch office until late 2004, we opened a loan production office near our future branch site in May of 2004. Also, in February of 2004, we opened a loan production office in Cherokee County, Georgia. This gives Crescent Bank two full service branches and the loan production office in Cherokee County, Georgia, which is also one of the fastest growing counties in Georgia.

On August 19, 2004, the Company and Crescent Bank signed a definitive Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, Crescent Bank, Futurus Financial Services, Inc., a bank holding company incorporated in Georgia and headquartered in Alpharetta, Georgia (“Futurus Financial”) and Futurus Bank, N.A., a wholly owned subsidiary of Futurus Financial. Pursuant to the Merger Agreement, in a series of sequential mergers, Crescent Interim Corporation (“Crescent Interim”), a Georgia corporation and a newly formed, wholly owned subsidiary of Crescent Bank, will be merged with and into Futurus Financial, immediately followed by the merger of Futurus Financial with and into Crescent Bank, which will be immediately followed by the merger of Futurus Bank, N.A. with and into Crescent Bank. At the effective time of the mergers, which shall occur simultaneously on the same day, but in the sequence provided for in the preceding sentence, the outstanding shares of Futurus Financial common stock shall be canceled and in consideration therefor Futurus Financial shareholders will receive $10.00 per share in cash, and four holders of such outstanding Futurus Financial shares shall receive restricted shares of the Company’s common stock as provided in the Merger Agreement. Crescent Bank will continue to conduct the business and operations of Futurus Bank.

Shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction will receive, for each share of Futurus Financial common stock, a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $10.00 by (y) the average daily closing price of the Company’s common stock for the 15 consecutive trading days prior to the closing of the transaction. Shareholders of Futurus Financial receiving cash in the transaction will receive $10.00 in cash for each share of Futurus Financial common stock cancelled in the transaction.

The transactions contemplated by the Merger Agreement are subject to certain conditions set forth in the Merger Agreement, including the approval of the shareholders of Futurus Financial and the receipt of all necessary regulatory approvals.

Futurus Financial is a one bank holding company with approximately $67 million in assets. Futurus Bank, N.A. primarily operates in north Fulton County, Georgia.

Challenges for the Commercial Banking Business

Crescent Bank has three primary challenges for the future: interest rate risk, competitive marketplace and liquidity. Crescent Bank’s principal source of revenue comes from its net interest income. This is the difference between the income it receives on its interest-earning assets, such as investment securities and loans, and the expense it pays on its interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential change in interest rates, which if not properly managed, can result in volatility of and decrease in earnings. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates will continue to slowly rise in the fourth quarter of 2004. During the 0-90 day period, during which the Bank is most sensitive to interest rate changes, the Bank is considered asset sensitive, and if rates rise, its net interest margin should improve.

The second challenge for the Company’s commercial banking business is that the Bank operates in highly competitive markets. Crescent Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers, and insurance companies, locally, regionally and nationally, some of which compete with offerings by mail, telephone, computer and/or the Internet. In its commercial lending activities, Crescent Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within Crescent Bank’s market area. Virtually every type of competitor for business of the type served by Crescent Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company has and may offer various services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic technology than the Company. To offset these competitive disadvantages, Crescent Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are a focus of Crescent Bank.

The third challenge for the Company’s commercial banking business is liquidity, which is our ability to raise funds to support asset growth and sustain our operations. Due to the projected high volume of loan growth for 2004 and future years and competitive pricing in several of our market areas, Crescent Bank’s liquidity could come under pressure. The Bank has the ability to acquire out-of-market deposits to supplement deposit growth in our market areas and can borrow an additional $34.6 million in Federal Home Loan Advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future which would adversely affect its net interest margin and net income.

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

In 2004, the Company has conducted nearly all of its business through Crescent Bank. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS, to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). In connection with the sale, Carolina Financial and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans, and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets. Pursuant to the terms of the sale, the Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following December 31, 2003, as well as 30% of the pre-tax income of the business for the 9 months following the first 60 day period. During the first 60 days following closing, Carolina Financial’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. During the first three months following the first 60 days after closing, the Company’s 30% portion of the pre-tax income of the business was $118,000. During the second three month period following the first 60 days after closing, Carolina’s mortgage subsidiary experienced a net loss of which the Company’s 30% portion was approximately $169,000, and therefore, the Company received no profits from this period. As of September 30, 2004, on a cumulative basis, the Company was not entitled to receive anything as a result of the earnout payments. The profit recorded from the first three month period following the first 60 days after closing was recorded as deferred income until the Company determines its 30% portion of the pre-tax income of the business over the cumulative nine month period. The Company has retained its mortgage servicing portfolio, which was approximately $590 million at September 30, 2004, at CMS.

The sale of the wholesale residential mortgage business simplified the Company’s business model and allowed us to focus on our core community banking business. Crescent Bank currently operates in some of the fastest growing counties in the United States and the reinvestment of the capital previously invested in CMS, coupled with the proceeds from the sale of the mortgage operation, will be available to support expansion through internal growth and strategic acquisitions. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will be substantially different from the historical statements presented herein.

Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Public entities, other than small business issuers, were required to apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The Company adopted both FIN 46 and FIN 46R in the current year, resulting in the deconsolidation of the Company’s trust preferred subsidiary, resulting in a subordinated debentures long term liability of $3,605,000 and an increase in other assets of $105,000 for the Company’s investment in the entity.

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

•	the allowance for loan losses; and

•	the value of mortgage servicing rights.

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

Mortgage Servicing Rights

Mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At September 30, 2004, no valuation allowances were required for our mortgage servicing rights.

Results of Operations

General Discussion of Our Results

One principal source of our revenue is net interest income, which is the difference between:

•	income we receive on our interest-earning assets, such as investment securities and loans; and

•	monies we pay on our interest-bearing sources of funds, such as deposits and borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources. Changes in our net interest income from period to period result from, among other things:

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

In 2003, our other principal source of revenue were the fees and income we earned from the origination, holding, servicing and sale of residential first mortgage loans and mortgage servicing rights from our discontinued mortgage banking operations. We have continued to earn fees and income in 2004 from the servicing and sale of mortgage servicing rights which were retained in the sale of our wholesale mortgage business. Additionally, we could receive contingent payments from Carolina Financial during 2004 in connection with the assets transferred to Carolina Financial on December 31, 2003. Revenues from our former wholesale mortgage banking operations vary significantly due to, among other things:

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

Continuing Operations

Through Crescent Bank, we provide a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, Crescent Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The sale of our wholesale residential mortgage business made available $27 million in capital that we are using to expand our commercial banking business through our ongoing branching initiatives. In December 2003, Crescent Bank purchased an existing bank building in Forsyth County, Georgia, which opened for business on April 1, 2004. In the second quarter, the Bank also purchased a tract of land in Forsyth County near our branch in Cumming, Georgia, which is currently being operated out of leased space in a shopping center. We intend to begin construction on a full service branch to replace our current branch location in the fourth quarter of 2004. Also, in February of 2004, we rented office space and opened a loan production office in Cherokee County, Georgia. With this loan production office, we hired two new loan officers and two loan processors. In 2003, Crescent Bank also purchased two tracts of land in Bartow County for future branch sites, one site in Cartersville, Georgia and the other site in Adairsville, Georgia. We began construction on the site in Cartersville, Georgia in January of 2004 and opened that branch in August of 2004. Although we do not expect to begin construction on our new Adairsville, Georgia branch office until late 2004, we opened a loan production office near our future branch site in May of 2004.

In the first nine months of 2004, the Bank has seen a significant increase in non-interest expenses related to its expansion with the four new offices. The costs associated with the expansion and the costs associated with carrying unleveraged capital have placed a strain on earnings from the commercial banking business in the first nine months of 2004. See further discussion below under “- Results of Our Commercial Banking Business.”

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking increased 42% to $5.7 million for the three months ended September 30, 2004 from $4.0 million for the three months ended September 30, 2003. Our interest income related to commercial banking increased 29% to $15.4 million for the nine months ended September 30, 2004 from $11.9 million for the nine months ended

September 30, 2003. The interest income for the nine months ended September 30, 2003 includes intercompany interest income of approximately $529,000 earned on funds from the commercial bank by the Bank’s mortgage division. There was no intercompany interest income included for the three and nine months ended September 30, 2004 or for the three months ended September 30, 2003 because the Bank transferred its loan production from its mortgage division within the Bank into CMS, beginning in April 2003. If the intercompany interest income was not included, then interest income for the nine months ended September 30, 2003 would be $11.4 million. Without the intercompany interest income included, interest income would have increased 35% for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in 2004 in interest income was the result of a higher volume of average commercial banking loans. Average commercial banking loans increased $121.9 million, or 49%, for the quarter ended September 30, 2004 and $102.0 million, or 44%, for the nine months ended September 30, 2004, over the same periods for 2003. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of Crescent Bank’s operations in 2003 and 2004. The increase in interest income from the growth of commercial banking loans was partially offset by a decline in yield from the commercial banking interest-earning assets. The average yield for the third quarter of 2004 was 5.47% compared with 5.55% for the same period in 2003. For the nine months ended September 30, 2004, the average yield was 5.51% compared to 5.57% for the same period in 2003. This decline in yield from 2003 to 2004 was the result of repricing interest-earning assets as rates declined in the last quarter of 2003 and the first two quarters of 2004.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended September 30, 2004 amounted to $2.5 million, compared to $1.6 million for the three months ended September 30, 2003. Our interest expense related to the commercial banking business for the nine months ended September 30, 2004 amounted to $6.2 million, compared to $5.1 million for the nine months ended September 30, 2003. Interest expense related to commercial banking deposits for the three and nine months ended September 30, 2004 were $2.2 million and $5.6 million, respectively, compared to $1.5 million and $4.9 million for the three and nine months ended September 30, 2003. During the three and nine months ended September 30, 2004, interest expense from interest-bearing deposits increased significantly compared to the same periods in 2003. For the third quarter of 2004, this increase resulted from both the increase in the cost of funds of interest-bearing deposits and the increase in the average balance of interest-bearing deposits. The cost of funds from commercial banking deposits increased from 2.53% in the third quarter of 2003 to 2.72% in the third quarter of 2004. Average interest-bearing deposits increased approximately $87.4 million, or 37%, from $238.0 million for the three months ended September 30, 2003 to $325.4 million for the three months ended September 30, 2004. The Bank ran several deposit promotions during the third quarter of 2004, including an 11 month certificate of deposit with an annual percentage yield of 3.25% for deposits over $50,000 and a money market account with an annual percentage yield of 2.60% for deposits greater than $10,000. The Bank conducted these deposit promotions in order to fund the high level of loan growth the Bank has experienced in 2004. With these deposit promotions, the Bank’s average interest-bearing deposits increased $41.0 million from the second quarter of 2004 to the third quarter of 2004. The cost of funds of interest-bearing deposits increased from 2.51% in the second quarter of 2004 to 2.72% in the third quarter of 2004. For the nine month period ended September 30, 2004, the increase resulted from the increase in the average balance of interest-bearing deposits. During the nine months ended September 30, 2004, average interest-bearing deposits increased approximately $60.5 million, or 26% from $229.9 million for the nine months ended September 30, 2003 to $290.4 million for the nine months ended September 30, 2004. The increase in average interest-bearing deposits was partially offset by the decrease in the cost of funds of interest-bearing deposits. The cost of funds from commercial banking deposits declined from 2.85% for the nine months ended September 30, 2003 to 2.58% for the nine months ended September 30, 2004. This decrease in the cost of deposits was primarily due to the repricing of time deposits, whose average cost declined from 3.48% for the nine months ended September 30, 2003 to 3.01% for the nine months ended September 30, 2004. The increase in average interest-bearing deposits for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is also attributable to our increase in out-of-market certificates of deposit. From September 30, 2003 to September 30, 2004, the Bank’s out-of-market certificates of deposit increased from approximately $13.5 million to $48.7 million. Average borrowings increased by approximately $25.1 million and $28.0 million, respectively, for the three and nine months ended September 30, 2004, compared to the same periods in 2003. From late 2003 through the third quarter of 2004, the Bank borrowed an additional $21,000,000 in Federal Home Loan Bank Advances. In the third quarters of 2004 and 2003, interest expense accounted for 73% and 64%, respectively, of our total commercial banking business expenses, respectively. In the first nine months of 2004 and 2003 interest expense accounted for 68% and 69%, respectively, of our total commercial banking business expenses. The increase in this percentage in the third quarter of 2004 compared to the same period in 2003 resulted from an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2004 were $3.2 million, 3.10% and 2.75% and $9.2 million, 3.30% and 2.92%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2003 were $2.4 million, 3.33% and 2.96% and $6.2 million, 3.21% and 2.96%, respectively. These calculations of the net interest income, net interest margin and the net interest spread do not include the effects of the intercompany interest charged to the Bank’s mortgage division for the use of funds from the Bank. If the effects of intercompany interest were included in the calculation, net interest income would have been $6.8 million for the nine months ended September 30, 2003. There was no intercompany interest income included for the three and nine months ended September 30, 2004 or for the three months ended September 30, 2003 because the Bank transferred its loan production from its mortgage division within the Bank into CMS beginning in April 2003. The increase in net interest income during the three months ended September 30, 2004 was due to an increase of 49% in average commercial banking loans over the same period in 2003. With this loan growth, the Bank’s average loans to total funding ratio increased from 86% for the quarter ended September 30, 2003 to 93% for the quarter ended September 30, 2004. The decrease in net interest margin and interest spread during the three months ended September 30, 2004 compared to the same period in 2003 was due to two factors. One was an increase in the cost of funds from commercial banking deposits. During the third quarter of 2004 the Bank had several deposit promotions which caused the Bank’s cost of funds from commercial banking deposits to increase from 2.53% for the three months ended September 30, 2003 to 2.72% for the three months ended September 30, 2004. The second factor was a decrease in the yield on earning assets. The yield on interest earning assets decreased from 5.55% for the three months ended September 30, 2003 to 5.47% for the three months ended September 30, 2004. This decline in yield from the third quarter in 2003 to the third quarter in 2004 was the result of repricing interest-earning assets as rates declined in the last quarter of 2003 and the first two quarters of 2004. The increases in net interest income and net interest margin during the nine months ended September 30, 2004 compared to the same period in 2003 was also due to two factors. One was a higher level of average commercial banking loans, which increased 44% from the same periods in 2003. With this loan growth, the Bank’s average loan to total funding ratio increased from 83% for the nine months ended September 30, 2003 to 93% for the nine months ended September 30, 2004. The second factor was the decrease in the Bank’s cost of funds for deposits, in particular, time deposits. The cost of funds from commercial banking deposits declined from 2.85% for the nine months ended September 30, 2003 to 2.58% for the nine months ended September 30, 2004. This decrease was mainly attributable to the decline in the cost of time deposits, which fell 47 basis points for the nine months ended September 30, 2004 due to the low interest rate environment.

Loan Loss Provisions

For the three and nine months ended September 30, 2004, we made a provision for loan losses of $470,000 and $1,487,000, respectively, and incurred net charge-offs of $293,652 and $217,230, respectively, of commercial banking loans. For the three and nine months ended September 30, 2003, we made a provision for loan losses of $230,000 and $866,000, respectively, and incurred net charge-offs of $62,036 and $129,048, respectively, of commercial banking loans. The ratio of net charge-offs to average commercial banking loans outstanding during the year was 0.09% (annualized) for the nine months ended September 30, 2004, 0.19% for the year ended December 31, 2003 and 0.08% (annualized) for the nine months ended September 30, 2003. During the second quarter of 2004, the Bank had a recovery of $316,833 from a commercial loan charged-off in 1991. The recovery of the charge-off came from the payout on a life insurance policy that the Bank held as collateral on the borrower. If this recovery was not included in 2004 totals, the Bank would have incurred net charge-offs year-to-date of $534,063 and the ratio of net charge-offs to average commercial banking loans outstanding during the year would have been 0.21% (annualized) for the nine months ended September 30, 2004. The Bank’s charge-offs in the first nine months of 2004 mainly consisted of four commercial real estate loan charge-offs of $260,449 and various installment and other consumer loans, while the charge-offs in the first nine months of 2003 were mainly related to two commercial loan for $66,143 and various installment and other consumer loans. In the first nine months of 2003, the Bank also had a recovery of $46,621 related to a commercial loan charged-off in 2002. The increases in the amount of the provision for loan losses for the three and nine months ended September 30, 2004 from three and nine months ended September 30, 2003 mainly related to the increases in the loan portfolio. Our commercial loan portfolio increased approximately $114.9 million during the first nine months of 2004 while it only increased approximately $59.7 million during the first nine months of 2003. As a result of this growth in our commercial loan portfolio, we adjusted our allowance for loan losses to account for our historical experience with various borrowers. The allowance for loan losses as a percentage of total commercial banking loans was 1.16%, 1.18% and 1.26% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Non-interest Income

Our non-interest income related to our commercial banking business was $1.2 million and $3.6 million for the three and nine months ended September 30, 2004, respectively, compared to $1.2 million and $4.1 million for the three and nine months ended September 30, 2003, respectively. The decrease in non-interest income for the nine month period ending September 30, 2004 was due to several factors. In 2003, the Bank had gains on sale or call of investment securities of approximately $349,000 compared to $103,000 in 2004. The Bank had twenty-eight U.S. government agency bonds called in 2003 compared to only seven in 2004. Another factor in the decrease of non-interest income was a decrease in retail mortgage origination fees in the nine month period ending September 30, 2004 compared to the same period in 2003. Retail mortgage origination fees decreased from approximately $705,000 to $361,000 for the nine month period ending September 30, 2004 compared to the same period in 2003. These decreases were the result of a decrease in mortgage production in 2004. With the slowdown in the refinance market, retail mortgage production decreased from $65.9 million in the first nine months of 2003 to $34.2 million in the first nine months of

2004. The last factor in the decrease of non-interest income was a decrease in the mortgage servicing fee income. Mortgage servicing fee income for the nine months ended September 30, 2004 was approximately $1.4 million compared to approximately $1.8 million for the nine months ended September 30, 2003. The reason for the decrease in servicing fee income is due to the Bank carrying a smaller servicing portfolio in 2004 compared to 2003. At September 30, 2004 the mortgage servicing portfolio was $590 million compared to $735 million at September 30, 2003. These decreases in non-interest income were partially offset by an increase in deposit service charges of approximately $123,000 and by an increase in gains on sale of SBA loans of approximately $137,000. The main reason for the increase in deposit service charges was due to the growth in the Bank’s checking and savings accounts and due to the Bank increasing its NSF fee by $3.00 in July of 2003. The increase in the gains on sale of SBA loans was due to an increase in the number of SBA loans closed and sold from 2003 to 2004.

Non-interest Expense

Our non-interest expenses related to our commercial banking segment were $3.4 million and $9.1 million for the three and nine months ended September 30, 2004, respectively, compared to $2.5 million and $7.4 million for the three and nine months ended September 30, 2003, respectively. The increase in non-interest expense for both the three and nine month periods ended September 30, 2004 compared to the same periods in 2003 was attributable to an increase in salaries and benefits of approximately $581,000 and $1.4 million, respectively, for the three months and nine months ended September 30, 2004, occupancy and equipment expense of $65,000 and $189,000, respectively, for the three months and nine months ended September 30, 2004, foreclosed asset expense, net of approximately $108,000 and $206,000, respectively, for the three months and nine months ended September 30, 2004, and legal and professional expenses of approximately $254,000 and $234,000, respectively, for the three months and nine months ended September 30, 2004. These increases were offset by a decrease in our mortgage subservicing expense of $71,000 and $218,000, respectively, for the three months and nine months ended September 30, 2004. The increase in salaries and other payroll expenses in 2004 are due to the addition of twenty-six new employees to our commercial banking staff since September 2003 and due to regular annual raises. In the first nine months of 2004, the Bank opened two new loan production offices and two new full service banking branches. The Bank has also seen increases of approximately $54,000 and $115,000 in its cost for its executive deferred compensation and supplemental retirement benefit plan for the three and nine months ended September 30, 2004 compared to the same periods in 2003. This increase in costs was mainly due to increased benefits cost from the growth in the size of the benefit plan. The increase in occupancy and equipment expense for the three and nine months ended September 30, 2004 compared to the same periods in 2003 was mainly attributable to the Bank’s expansion during 2004 including an increase in lease and occupancy expenses and expenses related to equipment upgrades. The increase in foreclosed asset expense, net during the three and nine months ended September 30, 2004 compared to the same periods in 2003 was mainly associated with two properties. One was a residential home in which the Bank made improvements in order to prepare the home for sale, and the other was a residential subdivision in which the Bank expensed the costs associated with the completion of the development of the subdivision. The Bank also wrote down the values of three foreclosed properties in the third quarter of 2004 for a total of $142,300 based upon updated valuations of the properties. The increase in legal and professional fees during the three and nine months ended September 30, 2004 compared to the same periods in 2003 were mainly associated with merger related expenses in connections with the Bank signing a definitive agreement to purchase Futurus Financial. During the third quarter of 2004, the Bank had merger related expenses of approximately $204,000. Mortgage subservicing expense decreased for the three and nine months ended September 30, 2004 compared to the same period in 2003. The reason for the decrease in mortgage subservicing expense is due to the Bank carrying a smaller servicing portfolio in 2004 compared to 2003. At September 30, 2004 the mortgage servicing portfolio was $590 million compared to $735 million at September 30, 2003.

In the first nine months of 2004, non-interest expenses were decreased by an increase in the amount of commercial banking costs netted against commercial banking loan origination fees. Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of non-interest expenses in the statement of income. For the nine months ended September 30, 2004, the amount of commercial banking costs netted against commercial banking loan origination fees totaled approximately $1.4 million, compared to $1.1 million for the nine months ended September 30, 2003.

Pretax Net Income

In the three and nine months ended September 30, 2004, our commercial banking pre-tax income was $642,922 and $2,221,790, respectively, compared to pre-tax income of $834,041 and $2,595,952 for the three and nine months ending September 30, 2003, respectively. Pretax income for the three months ended September 30, 2004 decreased $191,119, or 23% compared to the three months ended September 30, 2003. Pretax income the nine months ended September 30, 2004 decreased $374,162, or 14% compared to the nine months ended September 30, 2003. An increase in non-interest expense is the main reason for the decrease in pretax income for the three months ended September 30, 2004 compared to the same period in 2003.

The increase in non-interest expense was primarily due to three factors: a $253,914 increase in legal and professional fees, a $107,984 increase in foreclosed asset expense, net and an increase in overall expenses related to Crescent Bank’s expansion efforts. The increase in non-interest expense was partially offset by an increase in net interest income. The increase in net interest income was mainly due to an increase of 49% in average commercial banking loans over the three months ended September 30, 2003. A decrease in non-interest income and increase in non-interest expense are the main reasons for the decrease in pretax income for the nine months ended September 30, 2004 compared to the same period in 2003. The decrease in non-interest income for the nine month period ending September 30, 2004 was primarily due to three factors: a $206,310 decrease in gains on sale or call of investment securities, a $343,608 decrease in retail mortgage origination fees and a $372,530 decrease in mortgage servicing fee income. The increase in non-interest expense in the first nine months of 2004 is primarily due to three factors: a $233,861 increase in legal and professional fees, a $205,577 increase in foreclosed asset expense, and start-up expenses, including salaries, benefits and occupancy costs, related to Crescent Bank’s expansion efforts. The pretax loss from the Bank’s four new offices in the first nine months of 2004 was $207,238. The decrease in non-interest income and the increase in non-interest expense was partially offset by an increase in net interest income. The increase in net interest income was mainly due to an increase of 44% in average commercial banking loans over the nine months ended September 30, 2003. See further discussion above under “-Results of Operations-Results of Our Commercial Banking Business-Non-interest Income and Non-interest Expense.”

Income Taxes

The effective income tax rate for our commercial banking segment for the three and nine months ended September 30, 2004 was 37.84% and 37.88%, respectively, compared to 38.87% and 38.48% for the same respective periods in 2003. The lower effective rates in 2004 resulted from the Company’s analysis of its tax accruals.

Results of Our Mortgage Banking Business

We experienced significant changes in mortgage loan production in 2003 that were directly related to changes in interest rates. During 2001, the Federal Reserve Open Market Committee reduced interest rates on eleven occasions for a total reduction of 475 basis points, and during 2002 they reduced interest rates another 50 basis points. Interest rates were reduced further by 25 basis points in 2003. This reduction in mortgage interest rates and the slowdown in the economy caused mortgage rates to fall to historical lows and therefore cause mortgage production to increase to historical highs for the Company in 2003. The decreases in interest rates generally encourage our customers to refinance existing homes, or to purchase new homes, increasing our wholesale loan production activities. We closed $4.3 billion of wholesale mortgage loans during the nine months ended September 30, 2003. We did not close any wholesale mortgage loans during the nine months ended September 30, 2004. In the first nine months of 2004, the mortgage banking business operations mainly consisted of servicing activities and winding down the wholesale mortgage business.

For the nine months ended September 30, 2004, the revenues and net loss from the wholesale mortgage banking business were approximately $382,000 and $(557,000), respectively. Revenues for the first nine months of 2004 mainly consisted of $194,000 in the recovery of mortgage servicing receivables, $41,000 of mortgage fee income and $88,000 in interest income on repurchased mortgage loans. The expenses mainly consist of professional fees related to the completion of the sale of the mortgage banking business of approximately $161,000, a provision for the recourse liability for indemnified loans of $500,000 and bonuses paid to the former mortgage executives for the collection of mortgage servicing receivables along with their employer payroll taxes for the payment of salary and bonus of approximately $394,000. For the nine months ended September 30, 2003, the revenues and net income from the mortgage banking business were approximately $45.3 million and $14.9 million, respectively. Revenues from the first nine months of 2003 mainly consisted of gains on the sale of mortgage loans held for sale and mortgage servicing rights of approximately $39.8 million. During the first nine months of 2003, we sold the mortgage loans and the servicing rights with respect to $4.6 billion of mortgage loans for a gain of $39.8 million or a spread on the sale of servicing of 0.87%. We earned a significant spread on the sale of servicing because the cost to originate servicing rights decreased due to the production consisting primarily of borrowers refinancing their existing mortgage loans, which improved market pricing. For the nine months ended September 30, 2003, the non-interest expenses were approximately $18.8 million. Non-interest expenses for the mortgage operations tend to vary with production. Our salaries and benefits totaled $19.7 million for the first nine months of 2003. When we commenced our mortgage banking business in 1993, we entered into employment agreements with Mr. Robert C. KenKnight, the President of our wholesale mortgage business prior to its sale, and thereafter with Mr. Michael P. Leddy, an Executive Vice President of our wholesale mortgage business prior to its sale, to ensure that we would have their services on a long-term basis. Under these employment agreements, Messrs. KenKnight and Leddy earned incentives based upon the pretax net income of our mortgage operations and changes in the net appraised value of our mortgage servicing portfolio. As a result of our record mortgage loan production, their compensation increased significantly in 2003. Other non-interest expenses, including mortgage subservicing expenses and legal and professional fees, also increased significantly in the first nine months of 2003 and were directly related to the increase in mortgage production, the restructuring of lending arrangements in 2003, the movement of mortgage production from the Bank to CMS, and general reviews of and improvements to the structure and operations of our mortgage business following restatements of our 2001 and 2002 financial statements.

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

Following the completion of the sale of assets, the Company and Carolina Financial operated under the terms of a transition services agreement pursuant to which we continued to provide certain mortgage loan origination services and various other services to Carolina Financial while Carolina Financial obtained the requisite state and government-sponsored entity licenses and approvals necessary to operate the business. The transition services agreement contemplated us originating mortgage loans in the name of CMS and then immediately selling those loans to Carolina Financial or one of its affiliates. These loans were funded through warehouse facilities maintained by Carolina Financial. Our obligation to provide services to Carolina Financial under the transition services agreement terminated on July 31, 2004 although Carolina Financial remains obligated to provide certain services to us.

Although the Company will continue to offer retail mortgage products through the Bank, the sale of the wholesale mortgage operations will enhance the stability of the Company’s earnings as interest rate changes will have a much smaller impact on the Company’s overall operations. The sale of the Company’s wholesale residential mortgage business has also made available $27 million in capital that we had previously been required to maintain in CMS in order to meet certain financial ratios that were conditions of our warehouse credit facilities. We are using this additional capital to expand our commercial banking business through our ongoing branching initiatives.

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

Financial Condition

General Discussion of Our Financial Condition

Total Assets

Our total assets increased $106.2 million, or 29%, during the first nine months of 2004 from $366.4 million as of December 31, 2003 to $472.6 million as of September 30, 2004. If total assets from discontinued operations were excluded, assets from continuing operations increased $109.3 million, or 30% during the first nine months of 2004. The increase in total assets was mainly comprised of a $114.9 million, or 42%, increase in the Bank’s commercial loans. Our increase in total assets corresponded with a $96.4 million, or 34%, increase in deposits and a $22.1 million, or 175%, increase in other borrowings during the nine months ended September 30, 2004. At September 30, 2003, we had total assets of $460.1 million including total assets from continuing operations of $354.0 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At September 30, 2004, interest-earning assets totaled $436.0 million and represented 92% of total assets. This represents a $120.8 million, or 38%, increase from December 31, 2003, when interest-earning assets totaled $315.2 million, or 86%, of total assets. This increase was mainly related to a $114.9 million increase in the Bank’s commercial banking loan portfolio. See “—Financial Condition—Financial Condition of Our Commercial Banking Business” below. At September 30, 2003, our interest-earning assets totaled $391.4 million and represented 85% of our total assets. Interest-earning assets from continuing operations at September 30, 2003 totaled $286.3 million, representing 81% of our total assets from continuing operations.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under “—Financial Condition—Financial Condition of Our Commercial Banking Business.”

Premises and Equipment

We had premises and equipment of $9.6 million at September 30, 2004, compared to $8.2 million at December 31, 2003 and $8.0 million at September 30, 2003. The increase in premises and equipment from December 31, 2003 to September 30, 2004 was primarily due to the construction of the new office in Cartersville which opened in August of 2004. The construction cost of the building was approximately $550,000 and the cost of the furniture, fixtures and equipment for the office was approximately $306,000. The Bank also purchased a parcel of land for a future branch site in Forsyth County for approximately $446,000 in the second quarter of 2004. The increase in premises and equipment from September 30, 2003 to September 30, 2004 was also attributable to the construction cost of the new Cartersville office and the purchasing of the parcel of land for a future branch site in Forsyth County as described above in 2004 along with the Bank purchasing land and an existing bank building in Forsyth County for approximately $1.0 million in the 4th quarter of 2003. The branch building in Forsyth County opened for business on April 1, 2004. These increases were offset by the selling of the premises and equipment from the mortgage banking business of approximately $600,000 at December 31, 2003.

Cash Surrender Value of Life Insurance

In 1999, Crescent Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At September 30, 2004, the total cash value of life insurance was $6.2 million. At both December 31, 2003 and September 30, 2003, the total cash value of the life insurance was $5.5 million. The increase in 2004 was due to policy earnings and the purchase of a new policy for an officer in the second quarter of 2004.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first nine months of 2004, our average commercial banking loans were $331.7 million. These loans constituted 89% of our average consolidated earning assets and 79% of our average consolidated total assets. For the nine month period ended September 30, 2003, we had average commercial banking loans of $229.7 million, or 48% of our average consolidated earning assets and 41% of our average consolidated total assets. For the twelve month period ended December 31, 2003, we had average commercial banking loans of $239.3 million, or 53% of our average consolidated earning assets and 45% of our average consolidated total assets. Average commercial banking loans increased significantly as a percentage of average consolidated earning assets and average consolidated total assets in the first nine months of 2004 due to sale of the assets from the mortgage banking business at December 31, 2003. If the earning assets from discontinued operations were excluded, average commercial banking loans as a percentage of earning assets from continuing operations would have been 89% for the twelve month period ended December 31, 2003 and 88% for the nine month period ended September 30, 2003. Commercial banking loans at the periods ending September 30, 2004, December 31, 2003 and September 30, 2003 were $389.5 million, $274.5 million and $260.0 million, respectively. The 44% increase in average commercial banking loans experienced by the Bank during the nine month period ending September 30, 2004 compared to the same period in 2003 was the result of higher loan demand in its service area, as well as the expansion of Crescent Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia.

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

(2) at each of the Bank’s loan review meetings; and

(3) at any point in time when payments due under the loan are delinquent or events occur which may affect the customer’s ability to repay loans.

Crescent Bank’s grading system is similar to the grading systems used by bank regulators in analyzing loans. To grade a loan the Bank considers:

(1) the value of collateral;

(2) the relative risk of the loan, based upon the financial strength and creditworthiness of the borrower;

(3) prevailing and forecasted economic conditions; and

(4) the Bank’s historical experience with similar loans.

The actual grading is performed by loan officers and reviewed and approved by the loan committee. After grading each of the loans, we review the grades assigned to the portfolio as a whole, and we attempt to identify, and determine the effect of, potential problem loans.

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

We apply both the specific and general components of the methodology, together with regulatory guidance, to determine an appropriate level for the allowance for loan losses. We also hire independent loan review consultants on an annual basis to review the quality of the loan portfolio and the adequacy of the allowance for loan losses. The provision for loan losses during a particular period is a charge to earnings in that period in order to maintain the allowance for loan losses at a level that is estimated to be adequate to cover losses based upon the methodology.

Crescent Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation, or the “FDIC,” and the Georgia Department of Banking and Finance, or the “Georgia Department,” may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, the credit evaluations and allowance for loan loss methodology used by the bank differ materially from those established by the regulators.

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

The allowance for loan losses totaled $4.5 million, or 1.16% of total commercial banking loans, at September 30, 2004, $3.3 million, or 1.26% of total commercial banking loans, at September 30, 2003, and $3.2 million, or 1.18% of total commercial banking loans, at December 31, 2003. During the first nine months of 2004, we made a provision for loan losses of approximately $1.5 million, which was primarily due to the $114.9 million increase we experienced in commercial banking loans during that period. Net charge-offs for the nine months ended September 30, 2004 were $217,230, or 0.09% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2003 were $445,433, or 0.19% of average loans outstanding and for the nine months ended September 30, 2003 were $129,048, or 0.08% of average outstanding loans. During the second quarter of 2004, the Bank had a recovery of $316,833 from a commercial loan charged-off in 1991. The recovery of the charge-off came from the payout on a life insurance policy that the Bank held as collateral on the borrower. If this recovery was not included in 2004 totals, the Bank would have incurred net charge-offs of $534,063 and the ratio of net charge-offs to average commercial banking loans outstanding during the year would have been 0.21% (annualized) for the nine months ended September 30, 2004. The Bank’s charge-offs in the first nine months of 2004 mainly consisted of four commercial real estate loan charge-offs totaling $260,449 and various installment and other consumer loans, while the charge-offs in the nine months of 2003 were mainly related to two commercial loans totaling $66,143 and various installment and other consumer loans. In the first nine months of 2003, the Bank also had a recovery of $46,621 related to a commercial loan charged-off in 2002. The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the appropriate allowance is based on our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at September 30, 2004 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and the uncertainties in the economy created by the war against terrorism, additions to the allowances and charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time of their examinations.

Total Non-Performing Commercial Banking Assets

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Crescent Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. Crescent Bank had approximately $474,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of September 30, 2004 compared to $2.4 million and $2.1 million as of December 31, 2003 and September 30, 2003. Our non-performing commercial banking loans at September 30, 2004 amounted to $2.9 million compared to $357,000 at December 31, 2003 and $1.4 million at September 30, 2003. We recognize interest on these non-accrual loans only when we receive the interest. Crescent Bank had no renegotiated commercial banking loans at September 30, 2004, December 31, 2003 or September 30, 2003. The increase in non-performing commercial banking loans from December 31, 2003 to September 30, 2004 was mainly related to two loan relationships. One of the loan relationships totaling approximately $834,000 was secured by commercial real estate property related to residential and commercial storage units, and the other loan relationship totaling approximately $1.0 million was related to a commercial loan with a finance company. With respect to the commercial loans relationship secured by the residential and commercial storage units, the borrow brought the loan current in October 2004 and is in the process of trying to sell the property. With respect to the commercial loan relationship with the finance company, the principal owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however, it has since been discovered that there was fraud involved within company and the balance of the accounts receivable is not adequate to cover the outstanding loan. The Bank is relying on the assets within the estate to cover the difference through the personal guarantee of the deceased. The Bank experienced a slight deterioration in the loan portfolio in 2003 and 2004. This deterioration was mainly attributable to the slow down in the economy over the past year, and the related credit and repayment risks created by that slow down. The Bank has evaluated these loan relationships and foreclosed properties, and, based on available information, it presently feels that it is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

Total non-performing commercial assets totaled $7.7 million at September 30, 2004. This compares to total non-performing commercial assets of approximately $5.8 million at December 31, 2003 and $5.4 million at September 30, 2003. The Bank foreclosed upon thirteen commercial banking loans during the first nine months of 2004 totaling approximately $2.2 million. Ten of the properties were residential homes either completed or under construction and the other three properties were residential home lots. During the first nine months of 2004, the Bank sold nine properties totaling $2.3 million that were foreclosed upon in 2003 and two properties totaling approximately $240,000 that were foreclosed upon in 2004. The Bank sold seven residential homes for a net gain of approximately $11,000, one residential home under construction for a loss of approximately $7,000, one property consisting of vacant residential home lots for a loss of approximately $30,000, 14 developed residential home lots at no gain or loss and a commercial building for a gain of approximately $50,000.

Of the Bank’s $4.8 million in foreclosed properties, $2.0 million are related to four loan relationships. One of the properties totaling approximately $600,000 is a residential home with approximately 40 acres of land located in Bartow County, Georgia. During the third quarter of 2004, the Bank wrote down this property by approximately $82,000 based upon new appraisals and evaluations of the market for the property. The second of the properties totaling approximately $570,000 is a residential subdivision development in Dalton, Georgia. The Bank sold 14 lots of the residential subdivision development in April of 2004 for approximately $419,000 and has an additional 21 lots remaining. The other two properties totaling approximately $869,000 are two residential homes foreclosed upon from residential home builders in the third quarter of 2004. Of the remaining $2.8 million in foreclosed properties, approximately $2.1 million is residential homes, $557,000 is mobile homes with land lots and $135,000 is vacant land lots. Crescent Bank is currently holding the foreclosed properties for sale. During the third quarter of 2004, the Bank wrote down two of the residential homes foreclosed upon in 2003 by approximately a total of $60,000 based upon new appraisals and evaluations of the market for the properties. The foreclosed properties have been recorded at the lower of cost or market less the costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

The following table shows Crescent Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans decreased approximately $1.5 million from December 31, 2003 to September 30, 2004. The decrease in potential problem commercial loans from December 31, 2003 to September 30, 2004 was mainly related to two loan relationships totaling approximately $1.1 million that were foreclosed upon in the third quarter of 2004 and taken into other real estate owned. Management feels that the loans categorized as potential problem loans at September 30, 2004 are adequately collateralized and believes that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

	September 30, 2004	December 31, 2003	September 30, 2003
Non-performing loans (1)	$2,871,325	$356,532	$1,444,612
Foreclosed properties	4,822,292	5,423,704	3,925,976

Total non-performing assets	$7,693,617	$5,780,236	$5,370,588

Loans 90 days or more past due on accrual status	$473,601	$2,356,419	$2,067,124
Potential problem loans (2)	$259,524	$1,783,924	$943,765
Potential problem loans/total loans	0.07%	0.65%	0.36%
Non-performing assets/total loans and foreclosed properties	1.95%	2.06%	2.03%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	2.07%	2.91%	2.82%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. Crescent Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $44.5 million at September 30, 2004, compared to $35.1 million at December 31, 2003 and $24.3 million at September 30, 2003. At September 30, 2004, Crescent Bank had federal funds sold of $21.2 million, compared to $13.2 million at December 31, 2003 and $2.3 million at September 30, 2003. At September 30, 2004, Crescent Bank had interest-bearing deposits in other banks of $4.0 million, compared to $40,000 at December 31, 2003 and $49,000 at September 30, 2003. Investment securities and restricted equity securities totaled $19.4 million at September 30, 2004, compared to $21.8 million at December 31, 2003 and $22.0 million at September 30, 2003. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $1.3 million and shares held in The Bankers Bank in the amount of $165,975 at September 30, 2004. From December 31, 2003 to September 30, 2004, the Bank’s investment securities including federal funds sold, restricted equity securities and interest-bearing deposits, have increased approximately $9.4 million. This increase is mainly due to the Bank being able to invest funds in interest-bearing assets that were previously held by the wholesale mortgage operation in non-interest bearing accounts.

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

Unrealized gains (losses) on securities available for sale amounted to $46,802 at September 30, 2004, and $(116,883) and $45,176 at September 30, 2003 and December 31, 2003, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. Management of the Bank believes all unrealized losses as of September 30, 2004 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents approximately 1% of amortized cost. All bonds held at September 30, 2004 that have unrealized losses are rated AAA by Moodys and AAA by Standard and Poors rating agencies. In addition, all of the securities are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

Crescent Bank’s commercial deposits totaled $381.0 million, $284.6 million and $273.0 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively, representing an increase of 40% over the twelve month period ended September 30, 2003. Commercial deposits averaged $329.3 million during the nine month period ended September 30, 2004, $270.2 million during the nine month period ended September 30, 2003 and $274.7 million during the twelve-month period ended December 31, 2003. The increase in deposits from December 31, 2003 to September 30, 2004 is the result of two factors. First, the Bank accepted an additional $29.8 million in out-of-market certificates of deposit. Second, the Bank ran several deposit promotions during the third quarter of 2004, including an 11 month certificate of deposit with an annual percentage yield of 3.25% for deposits over $50,000 and a money market account with an annual percentage yield of 2.60% for deposits greater than $10,000. The Bank conducted these deposit promotions in order to fund the high level of loan growth the Bank has experienced in 2004. The Bank also increased its certificate of deposit rates approximately 25 to 35 basis points within its market area during the second quarter of 2004. Certificates of deposit within the Bank’s market area have increased approximately $33.7 million and money market accounts have increased approximately $28.4 million since December 31, 2003. The Bank has also increased its non-interest bearing deposit accounts approximately $5.9 million since December 31, 2003. Interest-bearing deposits represented 91% of total deposits at September 30, 2004, compared to 90% at December 31, 2003 and 89% at September 30, 2003. Certificates of deposits comprised 68% of total interest-bearing deposits for September 30, 2004, compared to 77% at December 31, 2003 and 67% at September 30, 2003. The composition of these deposits is indicative of the interest rate-conscious market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area. Crescent Bank had $48.7 million of out-of-market and brokered deposits as of September 30, 2004, compared to $18.9 million and $13.5 million at December 31, 2003 and September 30, 2003, respectively. The Bank accepted an additional $29.8 million in out-of-market deposits in the first nine months of 2004. The cost of brokered deposits have generally been approximately 15 to 25 basis points lower than the costs of deposits of similar maturity in the local market.

Total Commercial Bank Borrowings

At September 30, 2004, Crescent Bank had borrowed $27.0 million in Federal Home Loan Bank advances at maturity terms ranging from six months to three years and with an average rate of 2.62%. In the first nine months of 2004, Crescent Bank increased its borrowings with the Federal Home Loan Bank from $5.0 million at December 31, 2003 to $27.0 million at September 30, 2004 due to the low cost of these funds in comparison to our local deposit rates. These funds were borrowed for use with the commercial banking business and were secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, a blanket lien on the commercial bank’s commercial real estate loans, investment securities and Federal Home Loan Bank stock. There were $5.0 million in Federal Home Loan Bank advances outstanding for use by the Bank at September 30, 2003.

Financial Condition of Our Mortgage Banking Business

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial and CMC. Prior to the sale our wholesale mortgage operations, we carried our mortgage loans held for sale at the lower of aggregate cost or market price, and therefore we did not maintain a reserve for mortgage loans held for sale. When we sold a loan, we typically made representations and warranties to the purchasers and insurers that we had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. We relied on our underwriting department to ensure compliance with individual investor standards prior to the sale of loans, and we relied on our quality control department to randomly test loans that we had sold. Purchasers of our loans typically conducted their own review of the loans, and we could be liable for unpaid principal and interest on defaulted loans if we breached our representations and warranties. In some instances, we may even be required to repurchase the loan or indemnify the purchaser of the loan for those loans in which we breached our representations and warranties. We regularly made representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. At September 30, 2004, we had approximately $8.2 million of mortgage loans for which we had agreed to indemnify the purchaser in the event of any breach of our representations and warranties, compared to $7.4 million as of December 31, 2003. In the event that the purchaser of these loans experiences any losses with respect to the loans, we will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has set up a specific reserve for the recourse liability for the current loans that the Company has already indemnified the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company could have to indemnify. The reserve for recourse liability at September 30, 2004 was $1.7 million and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. The loans that were indemnified in the third quarter of 2004 were mostly closed in late 2001 and early 2002. The Company’s highest levels of mortgage production in its history were in 2002 and 2003, and therefore, we could see an increase in indemnified loans in the last quarter of 2004 and in 2005. If the balance of indemnified loan increases significantly, then the Company could have to increase its recourse liability reserve.

At September 30, 2004, we carried $3.0 million of mortgage servicing rights on our balance sheet, compared to $3.5 million at December 31, 2003 and $3.2 million at September 30, 2003. We held servicing rights with respect to loans with unpaid principal balances totaling $590 million at September 30, 2004 compared to $744 million at December 31, 2003 and $735 million at September 30, 2003.

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

At September 30, 2004, Crescent Bank’s leverage ratio was 11.22% compared to 9.28% at December 31, 2003. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial and CMC. In the first quarter of 2004, CMS contributed $20.75 million in available capital to the Company, and subsequently, the Company then contributed $17.0 million of the $20.75 million to Crescent Bank.

At September 30, 2004, our total consolidated shareholders’ equity was $52.0 million, or 11.01% of total consolidated assets, compared to $51.0 million, or 11.09% of total consolidated assets at September 30, 2003, and $51.7 million, or 14.11% of total consolidated assets, at December 31, 2003. If the assets from discontinued operations were removed from the calculation, our consolidated shareholders’ equity to consolidated assets ratio was 11.01% at September 30, 2004, 14.19% at December 31, 2003 and 14.41% at September 30, 2003. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first nine months of 2004 was the result of the increase in the Bank’s total consolidated assets, in particular, the commercial banking loans. Commercial banking loans grew approximately $114.9 million or 42% in the first nine months of 2004.

At September 30, 2004, our ratio of total consolidated capital to risk-adjusted assets was 13.91%, 12.86% of which consisted of tangible common shareholders’ equity. A quarterly dividend of $0.08 was declared in July 2004 and was paid on August 31, 2004. A quarterly dividend of $0.085 was declared in October 2004 and will be paid on December 3, 2004. As of September 30, 2003, our ratio of total consolidated capital to risk-adjusted assets was 15.15%, 14.23% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2003, total consolidated capital to risk-adjusted assets was 17.36%, 16.39% of which consisted of tangible common shareholders’ equity.

In June of 2003, we increased our line of credit with The Bankers Bank from $2.6 million to $4.6 million. With this increase, we agreed to increase our minimum capital level from $13 million to $20 million and to maintain a Tier 1 Leverage Ratio of 7.0% rather than 7.5%. Our borrowings under this line of credit accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, less 0.50%. Under the terms of the line of credit, we were required to make payments of interest only for 12 months, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. We were in compliance with all the covenants of this line of credit at September 30, 2004. We currently have borrowed the full amount available under this line of credit. Our line of credit with The Bankers Bank is secured by all of the issued and outstanding shares of the common stock of Crescent Bank. In the event of an uncured default under this line of credit, The Bankers Bank could foreclose upon the common stock of the Bank and deprive the Company of one of its principal sources of income.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $48.0 million, $67.9 million and $59.7 million during the nine month period ended September 30, 2004, the nine month period ended September 30, 2003, and the twelve month period ended December 31, 2003, representing 15%, 25% and 22% of average deposits for those periods, respectively. The decrease in average liquid assets during the period was primarily the result of the Bank’s average commercial loan portfolio outpacing the increase in the Bank’s average commercial deposits and borrowings. Average commercial banking loans have increased approximately $104.0 million while average commercial deposits and borrowings have increased approximately $97.4 million during the quarter ended September 30, 2004 in comparison to the fourth quarter of 2003. The increase in commercial loan production in the first nine months of 2004 is due to the low interest rate environment and the growth and expansion in Crescent Bank’s market area during the first nine months of 2004. The slower growth in commercial deposits is due to competitive pricing by the competition in several market areas. Average net commercial banking loans were 92%, 84% and 86% of average commercial bank deposits and borrowings during the nine month periods ended September 30, 2004 and September 30, 2003, and the twelve month period ended December 31, 2003, respectively. Average interest-earning assets were 104%, 94% and 95% of average commercial banking deposits and borrowings during the nine month periods ended September 30, 2004 and September 30, 2003, and the twelve month period ended December 31, 2003, respectively. These ratios do not include the interest-earning assets or interest-bearing liabilities from discontinued operations. Both the ratio of average net commercial banking loans to average commercial banking deposits and borrowings and the ratio of average interest-earning assets to average commercial banking deposits and borrowings increased during the nine month period ended September 30, 2004 indicating that Crescent Bank’s liquidity is tightening. The increase in percentages is mainly due to the growth in Crescent’s commercial loan production of approximately $114.9 million in the first nine months of 2004. In response to this loan growth, Crescent Bank borrowed an additional $22.0 million in Federal Home Loan Bank advances and accepted an additional $29.8 million in out-of-market deposits in the first nine months of 2004.

Crescent Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $18.5 million and maintains a line of credit up to approximately $51.6 million at the Federal Home Loan Bank secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans. At September 30, 2004 we had $27.0 million in Federal Home Loan Bank Advances outstanding and no amounts outstanding on our federal funds lines of credit. For the nine months ended September 30, 2004, the average balance in Federal Home Loan Bank advances was approximately $20.3 million. Of the $27.0 million in advances outstanding, all of the advances are secured by the Bank’s 1 – 4 family first lien mortgage loans and its commercial real estate loans through its lines of credit with the Federal Home Loan Bank. The Bank currently is holding approximately $10 million in unpledged investment securities that can be used to borrow an additional $10 million in Federal Home Loan Bank advances as of September 30, 2004. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In the first nine months of 2004, the Bank borrowed an additional $22.0 million in Federal Home Loan Bank advances and accepted an additional $29.8 million in out-of-market deposits, increasing the total of out-of-market and brokered deposits to $48.7 million or 12.8% of total deposits at September 30, 2004. The costs of out-of-market and brokered deposits are usually approximately 10 to 15 basis points lower than the costs of deposits of similar maturity in the local market during 2004. However, out-of-market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand will be affected adversely. Crescent Bank may have to increase its deposit rates in the future in its local markets, as it did in the third quarter of 2004, if the Bank’s liquidity position remains under pressure. During the third quarter of 2004, the Bank ran several deposit promotions including an 11 month certificate of deposit with an annual percentage yield of 3.25% for deposits over $50,000 and a money market account with an annual percentage yield of 2.60% for deposits greater than $10,000. The Bank conducted these deposit promotions in order to fund the high level of loan growth the Bank has experienced in 2004. With these deposit promotions, the Bank’s average interest-bearing deposits increased $41.0 million from the second quarter of 2004 to the third quarter of 2004 and the cost of funds of interest-bearing deposits increased from 2.51% in the second quarter of 2004 to 2.72% in the third quarter of 2004. As seen in the third quarter of 2004, an increase in deposit rates can adversely affect our net interest margin and net income.

Commercial Commitments

The following table presents our other commercial commitments at September 30, 2004. These commitments are not included in our consolidated balance sheet.

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$71,141	$47,602	$20,145	$76	$3,318
Letters of Credit (2)	2,812	2,298	514	—	—

Total commercial commitments	$73,953	$49,900	$20,659	$76	$3,318

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

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

Interest Rate Risk

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of our equity. Changes in interest rates affect our volume of mortgage production and the value and retention of mortgage servicing rights.

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at September 30, 2004. Approximately 72% of earning assets and 68% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year cumulative time period, was $53.4 million, or 11.3% of total assets.

Interest Rate Sensitivity Gaps

As of September 30, 2004

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$241,597	$45,115	$82,749	$20,014	$389,475
Investment securities	142	469	7,212	11,582	19,405
Mortgage loans held for sale	2,035	—	—	—	2,035
Federal Funds Sold	21,175	—	—	—	21,175
Interest-bearing deposits in other banks	3,951	—	—	—	3,951

Total interest-earning assets	$268,900	$45,584	$89,961	$31,596	$436,041

Interest-bearing liabilities
Interest-bearing demand deposits	$87,124	—	—	—	$87,124
Time deposits	43,111	123,399	93,707	—	260,217
Other borrowings	460	7,000	21,840	5,445	34,745

Total interest-bearing liabilities	$130,695	$130,399	$115,547	$5,445	$382,086

Interest sensitivity gap	$138,205	$(84,815)	$(25,586)	$26,151	$53,955
Interest sensitivity gap – cumulative	$138,205	$53,390	$27,804	$53,955	$53,955

We were in an asset-sensitive position for each time period on a cumulative basis. This means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. At September 30, 2004, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the shock test. The shock test projects the effect of an interest rate increase and decrease for 100 and 200 basis points movements. The test projects the effect on our rate sensitive assets and liabilities, mortgage servicing rights and mortgage production. At September 30, 2004, the effects of the 100 and 200 basis point rate shocks on the Bank’s net interest income were within its policy guidelines.

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates while high inflation generally has resulted in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation has remained low in 2002 and 2003, which is reflected in fairly steady interest rates in 2002 and 2003, with the Federal Reserve only reducing rates 50 basis points in 2002 and 25 basis points in 2003. In the first nine months of 2004, inflation has slowly started to increase with the improvement in the economy and the Federal Reserve has increased interest rates by 75 basis points.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

(a)	Exhibits

	2.1	Agreement and Plan of Reorganization, dated as of August 19, 2004 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 19, 2004, File No. 000-20251).

	3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

	3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

	3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: November 15, 2004	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date: November 15, 2004	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.