Form 10-K
period 2004-12-31
CRESCENT BANKING CO
filed 2005-03-31
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20251

CRESCENT BANKING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-1968323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7 Caring Way, Jasper, Georgia	30143
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 454-2266

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered

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

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2004, as reported on the Nasdaq SmallCap Market, was $36.8 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of March 28, 2005 was 2,499,735, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2004 Annual Report to Shareholders for the year ended December 31, 2004 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

Certain portions of Crescent Banking Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “the Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc. The words “Crescent,” “Crescent Bank” or “the Bank” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made or incorporated by reference in this report, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of allowances for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures (including the sale to Carolina Financial of the wholesale residential mortgage business conducted by CMS and the merger with Futurus Financial Services, Inc.), including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

ITEM 1. BUSINESS

General

The Company is made up of the following four entities:

•	Crescent Banking Company (“Crescent”), which is the parent holding company of Crescent Bank & Trust Company (“Crescent Bank” or the “Bank”), Crescent Mortgage Services, Inc. (“CMS”) and Crescent Capital Trust I;

•	Crescent Bank, a community-focused commercial bank;

•	CMS, a mortgage banking company; and

•	Crescent Capital Trust I, a Delaware statutory business trust.

In 2004, the Company conducted nearly all of its business through Crescent Bank and will continue to do so in 2005. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). In connection with the sale, Carolina Financial and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans, and fixed assets and assumed the responsibility for all leases and liabilities related to the transferred assets. The assets were sold at their book value or carrying value. Carolina Financial offered jobs to all CMS employees at their current locations, and senior management of CMS continues to manage the business for Carolina Financial. The Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following December 31, 2003, as well as 30% of the pre-tax income of the business for the nine months following the first 60-day period. During the first 60 days following closing, Carolina Financial’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. During the nine months following the first 60-day period, Carolina Financial’s mortgage subsidiary experienced a cumulative net loss, and therefore the company received no profits during the earn-out period. As of December 31, 2004, the Company was not entitled to receive anything as a result of the contingent payments. The Company retained its mortgage servicing portfolio, which was approximately $284 million at December 31, 2004, at CMS. In connection with the transaction, the Company agreed to refrain from engaging in the wholesale residential mortgage business in competition with Carolina Financial for one year following the closing.

The sale of our wholesale mortgage operations simplified the Company’s business model and allowed us to focus on our core community banking business. The Bank currently operates in some of the fastest growing counties in the United States. We have reinvested the capital previously invested in CMS into the Bank and have applied the proceeds from the sale of the mortgage operations to support our expansion through internal growth and strategic acquisitions. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will be substantially different from the historical statements presented herein.

As of December 31, 2004, the Company had total consolidated assets of approximately $513.4 million, total deposits of approximately $410.1 million, total consolidated liabilities, including deposits, of $463.2 million and consolidated shareholders’ equity of approximately $50.1 million. The Company’s continued operations in the commercial banking segment and discontinued operations in the mortgage banking segment are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

The Company’s principal executive offices are located at 7 Caring Way, Jasper, Georgia 30143, and the telephone number at that address is (678) 454-2266. The Company maintains an Internet website at www.crescentbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, Crescent Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 90% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area.

For the year ended December 31, 2004, the Company had revenues from continued operations from its commercial banking business of approximately $27.1 million and pretax income from continued operations from its commercial banking business of approximately $2.0 million. During the fiscal years 2003, 2002 and 2001, the Company had revenues from its continued operations in its commercial banking business of approximately $21.5 million, $19.9 million and $16.5 million, respectively, and pretax income from its continued operations in the commercial banking business of approximately $3.4 million, $1.7 million and $325,000, representing approximately 12.0%, 9.1% and 2.8% of the Company’s total pretax income for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s commercial loan portfolio, which has experienced significant growth since 1998, represents the largest earning asset for the Company’s commercial banking operations. The Company’s portfolio grew 62% in 2002, 37% in 2003 and 58% for the year ended December 31, 2004. At December 31, 2004, the Company had total commercial loans of $433.3 million. At each of December 31, 2004, 2003 and 2002, the Company’s total commercial banking assets from continuing operations were $513.4 million, $363.4 million and $272.3 million, respectively.

Continued Expansion

Consistent with the Company’s efforts to expand and better service its markets, the Company has engaged in recent expansion of its business. In December 2003, the Bank purchased an existing bank building in Forsyth County, Georgia, which opened for business on April 1, 2004. This gives the Bank two branches in Forsyth County, Georgia, which is one of the fastest growing counties in Georgia. This new office serves the needs of many local residents in Forsyth County who have traditionally banked with larger regional and national banks that often lack a community focus. In the second quarter, the Bank also purchased a tract of land in Forsyth County near our current branch in Cumming, Georgia, which is being operated out of leased space in a shopping center. We intend to begin construction on a full service branch to replace our current branch location in the first quarter of 2005. In 2003, the Bank also purchased two tracts of land in Bartow County for future branch sites, one site in Cartersville, Georgia and the other site in Adairsville, Georgia. We began construction on the site in Cartersville, Georgia in January of 2004 and we opened that branch in August of 2004. With the completion of the construction of the new Cartersville branch, the Bank now has two full service branches in Cartersville, Georgia and will be able to better serve the needs of many local residents. Although we do not expect to begin construction on our new Adairsville, Georgia branch office until the first quarter of 2005, we opened a loan production office near our future branch site in May of 2004. Also, in February of 2004, we opened a loan production office in Cherokee County, Georgia. This gives the Bank two full service branches and the loan production office in Cherokee County, Georgia, which is also one of the fastest growing counties in Georgia. In the fourth quarter of 2004, the Bank also purchased a tract of land in south Cherokee County on which it expects to begin construction on a new full service branch in the first quarter of 2005.

On August 19, 2004, the Company and the Bank signed a definitive Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, the Bank, Futurus Financial Services, Inc., a bank holding company incorporated in Georgia and headquartered in Alpharetta, Georgia (“Futurus Financial”) and Futurus Bank, N.A., a wholly owned subsidiary of Futurus Financial. Pursuant to the Merger Agreement, in a series of sequential mergers, Crescent Interim Corporation (“Crescent Interim”), a Georgia corporation and a newly formed, wholly owned subsidiary of the Bank, will be merged with and into Futurus Financial, immediately followed by the merger of Futurus Financial with and into the Bank, which will be immediately followed by the merger of Futurus Bank, N.A. with and into the Bank. At the effective time of the mergers, which shall occur simultaneously on the same day, but in the sequence provided for in the preceding sentence, the outstanding shares of Futurus Financial common stock shall be cancelled and in consideration therefor Futurus Financial shareholders will receive $10.00 per share in cash, and four holders of such outstanding Futurus Financial shares shall receive restricted shares of the Company’s common stock as provided in the Merger Agreement. The Bank will continue to conduct the business and operations of Futurus Bank.

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

The transactions contemplated by the Merger Agreement are subject to certain conditions set forth in the Merger Agreement, including the approval of the shareholders of Futurus Financial and the receipt of all necessary regulatory approvals, which have been satisfied, and the transactions are expected to close effective as of April 1, 2005.

Futurus Financial is a one bank holding company with approximately $61 million in assets. Futurus Bank, N.A. primarily operates in north Fulton County, Georgia.

Seasonality; Cycles

The Company does not consider its commercial banking operations to be seasonal in nature.

Competition

The Company’s commercial banking business operates in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers, and insurance companies, locally, regionally and nationally, some of which compete with offerings by mail, telephone, computer and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank.

More specifically, the Bank is aware of the following direct competition in our primary markets:

•	six other commercial banks have offices in the Jasper area of Pickens County, Georgia;

•	thirteen commercial banks and one credit union have offices in Bartow County, Georgia;

•	seventeen commercial banks and two credit unions have offices in Cherokee County, Georgia; and

•	eighteen commercial banks and two credit unions have offices in Forsyth County, Georgia.

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

Employees

At December 31, 2004, the Company had 129 full-time and 15 part-time employees related to continuing operations from the commercial banking business. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

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

Bank Holding Company Regulation

As a bank holding company registered with the Federal Reserve under the BHC Act and the Georgia Department of Banking and Finance under the Financial Institutions Code of Georgia, the Company is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department. Prior approval by the Federal Reserve and the Georgia Department is required for many transactions, including, without limitation, acquisitions. The Company is required to file periodic reports and other information with the Federal Reserve. The Federal Reserve examines the Company, and may examine its subsidiaries.

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

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries, including CMS. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for transactions with unaffiliated companies.

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

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, that have and maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and that meet certain other conditions may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and the related Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of holding the investment for a limited term, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, it may do so in the future.

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

Various statutes and contracts limit the Bank’s ability to pay dividends, extend credit or otherwise supply funds to the Company and its subsidiaries. Dividends from the Bank are expected to constitute the Company’s major source of funds for servicing Company debt and paying cash dividends on the Company’s stock. Under Georgia law, the Bank may not pay any dividends unless its paid-in capital and appropriated retained earnings, together, are equal to at least 20% of its capital stock. In addition, the Georgia Department’s approval of a dividend by the Bank generally is required if: (i) total classified assets at the most recent examination of the Bank exceed 80% of Tier 1 Capital plus the allowance for loan losses as reflected at such examination; (ii) the aggregate amount of dividends to be paid in the calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous calendar year; and (iii) the ratio of the Bank’s Tier 1 capital to its adjusted total assets is less than 6%. The FDIC and the Georgia Department also have the general authority to limit the dividends paid by insured banks, if such payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Furthermore, the FDIC has the right to prevent or remedy unsafe or unsound banking practices or other violations of law.

The FDIC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. These ratings reflect an increased emphasis on the quality of risk management practices and the addition of a sixth component of sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rate. When regulators evaluate this component, consideration is expected to be given to management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies.

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and state banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off- balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and intangibles. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”).

In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0% if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.

The Federal Reserve recently adopted amendments to its capital adequacy rules that explicitly deduct goodwill and intangibles from equity in determining the amount of trust preferred securities and other “restricted core capital elements” that can be included in Tier 1 Capital.

The Federal Deposit Insurance Corporation Improvement Act of 1992 (“FDICIA”) requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The capital measures used by the federal banking regulators are the Total Capital ratio, Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and does not qualify as well capitalized, (iii) undercapitalized if it has a Total Capital ratio of less than 8%, or a Tier 1 Capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances), (iv) significantly undercapitalized if it has a Total Capital ratio of less than 6%, or a Tier 1 Capital ratio of less than 3% or a leverage ratio of less than 3% or (v) critically undercapitalized if its ratio of tangible equity to total assets is equal to or less than 2%.

As of December 31, 2004, the Company had Tier 1 Capital and total capital of approximately 11.32% and 12.55%, respectively, of risk-weighted assets, and the Bank had Tier 1 Capital and total capital of approximately 10.68% and 11.94%, respectively, of risk-weighted assets. As of December 31, 2004, the Company had a leverage ratio of Tier 1 Capital to total average assets of approximately 10.72% and the Bank had a leverage ratio of Tier 1 Capital to total average assets of approximately 10.27%.

The Federal Reserve and the FDIC have not advised the Company or the Bank of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio applicable to them. However, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At December 31, 2004, the Bank’s leverage ratio was 10.27%.

The Georgia Department also expects bank holding companies and banks to maintain minimum levels of primary capital and adjusted primary capital on a consolidated basis. The Georgia Department has adopted generally the same definitions for capital adequacy as the Federal Reserve and the FDIC. Under Georgia Department policies, Georgia state banks must maintain not less than 4.5% Tier 1 capital, and generally most institutions will be required to have at least 5.5% Tier 1 capital. Additional capital may be required based on the Georgia Department’s consideration of the quality, type and diversification of assets, current and historical earnings, provisions for liquidity with particular emphasis on asset/liability mismatches and sensitivity to market risks in the asset portfolios, the quality of management, and the existence of other activities that may expose the institution to risk, including the degree of leverage and risk undertaken by any parent company or affiliates. Further, the Georgia Department’s policies generally require that Georgia bank holding companies maintain a Tier 1 capital ratio of 4.0%, although higher ratios are required for holding companies experiencing or anticipating higher growth, and for those companies with significant financial or operational weaknesses, or higher risk profiles.

The following table sets forth certain capital information of the Company and Bank as of December 31, 2004:

	Company		Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Leverage Ratio:
Actual	$53,309	10.72%	$49,547	10.27%
Minimum Federal Requirement (1)	19,898	4.00%	19,292	8.00	%(2)
Risk-Based Capital:
Tier 1 Capital
Actual	53,309	11.32%	49,547	10.68%
Minimum Federal Requirement	18,835	4.00%	18,549	4.00%
Total Risk-Based Capital:
Actual	59,110	12.55%	55,348	11.94%
Minimum Federal Requirement	37,671	8.00%	37,097	8.00	%(2)

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.
(2)	Results from an agreement with the Georgia Department.

We believe our outstanding trust preferred securities presently qualify as Tier 1 regulatory capital under the Federal Reserve’s former and newly adopted capital rules.

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

FDIC Insurance Assessments

The Bank’s deposits are primarily insured by BIF, and the Bank is subject to FDIC insurance assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups - “well capitalized,” “adequately capitalized” or “undercapitalized”—and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 2004, the Bank paid $44,785 in deposit insurance premiums.

The FDIC’s Board of Directors has continued the 2004 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2005. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized the Financing Corporation (“FICO”) to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rate has been equal for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.68 basis points for BIF and SAIF in the first quarter of 2003 to 1.52 basis points in the last quarter of 2003 and from 1.54 basis points in the first quarter of 2004 to 1.46 basis points in the last quarter of 2004. The FICO assessment rate for the first quarter of 2005 is 1.44 basis points.

The Bank paid $0, $41,036 and $66,744 in FDIC insurance premiums and $44,785, $43,664 and $38,863 in FICO assessments in 2004, 2003 and 2002, respectively.

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank’s primary federal regulator, using a lending test, an investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The federal bank regulators recently proposed changes to their CRA regulations.

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

The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies. See the discussion regarding the GLB Act in “Bank Holding Company Regulation” above.

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with this Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps –

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

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs, and sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the GLB Act, as discussed above.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we will be required to include management and auditor reports on internal controls over financial reporting as part of our annual report for the year ended December 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to spend significant amounts of time and money on compliance with these rules. We may not be able to complete our assessment of our internal controls in a timely manner. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the value of our securities.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans and securities holdings constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Bank cannot be predicted. In 2004 the Federal Reserve raised the targeted federal funds rate and the discount rate five times for a total of 1.25%. In February and March 2005, the Federal Reserve raised these rates by a total of 0.50% and indicated that further increases were likely in the future.

Legislative and Regulatory Changes

Legislative and regulatory proposals regarding changes in banking laws and the regulation of banks, bank holding companies, thrifts and other financial institutions are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. The FDIC has proposed a restructuring of the federal deposit insurance system, including provisions to better measure and price deposit insurance, to merge BIF and SAIF and to increase deposit insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, permit the Federal Reserve to pay interest on deposits, and permit interstate branching on a de novo basis. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of such government sponsored enterprise’s services. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its subsidiaries.

The Commission and the bank regulatory agencies have been more actively exercising their enforcement powers in light of restatements of financial reports and controls deficiencies. It is unknown what, if any, actions may be taken by such agencies in light of the Company’s restatements occurring in calendar 2002.

Discontinued Operations – Mortgage Banking Business

Prior to the sale of our mortgage operations on December 31, 2003, the Company originated, sold and serviced mortgage loans through its subsidiary, CMS. The Company incorporated CMS as a separate subsidiary in October 1994 and it served as an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and private investors. CMS offered wholesale mortgage banking services and provided servicing for residential mortgage loans.

In 2004, the Company conducted nearly all of its business through the Bank and will continue to do so in 2005. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial and its subsidiary CMC. In connection with the sale, Carolina Financial and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans, and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets. The assets were sold at their book value or carrying value. Carolina Financial offered jobs to all CMS employees at their current locations, and senior management of CMS continues to manage the business for Carolina Financial. Pursuant to the terms of the sale, the Company was to be paid 100% of the profits of the mortgage pipeline during the first 60 days following December 31, 2003, as well as 30% of the pre-tax income of the business for the nine months following the first 60-day period. During the first 60 days following closing, Carolina Financial’s mortgage subsidiary experienced a net loss, and therefore, the Company received no profits from the mortgage pipeline sold at December 31, 2003. During the nine months following the first 60-day period, Carolina Financial’s mortgage subsidiary experienced a cumulative net loss, and therefore the Company received no profits during the earn-out period. The Company retained its mortgage servicing portfolio, which was approximately $284 million at December 31, 2004, at CMS. In connection with the transaction, the Company agreed to refrain from engaging in the wholesale residential mortgage business in competition with Carolina Financial for one year following the closing.

The sale of the wholesale residential mortgage business simplified the Company’s business model and allowed us to focus on our core community banking business. The Bank currently operates in some of the fastest growing counties in the United States and the reinvestment of the capital previously invested in CMS, instead of the Bank, coupled with the proceeds from the sale of the mortgage operation, will be available to support expansion through internal growth and strategic acquisitions. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will be substantially different from the historical statements presented herein.

For the year ended December 31, 2004, the Company had revenues from discontinued operations of its mortgage banking business of approximately $439,000 and pretax losses from its mortgage banking business of approximately $(3.6) million. During the fiscal years 2003, 2002 and 2001, the Company had revenues from its mortgage banking business of approximately $53.5 million, $39.2 million and $31.9 million, respectively, and pretax income from its mortgage banking business of approximately $24.7 million, $16.8 million and $11.5 million, representing approximately 88.0%, 90.9% and 97.2% of the Company’s total pretax income, respectively. At each of December 31, 2004, 2003 and 2002, the Company’s total assets from its mortgage banking business were none, $3.1 million and $289.2 million, respectively.

ITEM 2. PROPERTIES

During 2004, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, six teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine (“ATM”) with 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space and we added 5,000 square feet of administrative office space in 1999. The facility is considered in good condition. The Bank also owns the full service branch on Joe Frank Harris Parkway in Cartersville, Georgia. This branch was built in 2001 and 2002 and opened for business on June 24, 2002. The Cartersville building contains approximately 5,400 square feet of finished space used for offices and storage, five teller windows and the Bank lobby. The Cartersville building has three drive-up teller windows and an ATM with 24 hour-a-day access. The Bank also owns the full service branch on Towne Lake Parkway in Woodstock, Georgia. The Towne Lake building contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby. The Towne Lake building has two drive-up teller windows and an ATM with 24 hour-a-day access. The Bank also owns a 3,055 square foot building in Forsyth County in Alpharetta, Georgia, which was purchased in December of 2003 and which opened for business on April 1, 2004. The building has two drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank also owns a 3,600 square foot building in Bartow County in Cartersville, Georgia, which houses a branch office that opened in August of 2004. The building has three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank is also currently constructing a branch office on a tract of land located in Woodstock, Georgia, that it purchased in 2004, and expects to open this branch office in November of 2005.

In addition, the Bank leases approximately 1,000 square feet for its branch office located in Marble Hill, Georgia with a lease expiration date of August 31, 2006. The Bank leases 3,200 square feet in Canton, Georgia for a full-service branch with a lease expiration date of January 31, 2006. During the first quarter of 2005, the Bank purchased a tract of land and plans on constructing a new full-service branch to replace this leased branch facility by the expiration of the current lease. The Bank is also leasing 3,000 square feet in Cumming, Georgia for its branch office with a lease expiration date of March 31, 2005. During 2004, the Bank purchased a tract of land and plans on constructing a new full-service branch to replace this leased branch facility during 2005. The owner of the property is going to let the Bank lease this space month to month until the new branch facility is complete. During 2004, the Bank entered into a new lease agreement with an expiration date of January 28, 2006 for 1,160 square feet of office space in Canton, Georgia, for a Cherokee County loan production office. Also, during 2004, the Bank entered into a new lease agreement with an expiration date of May 31, 2009 for 1,400 square feet of office space in Adairsville, Georgia for a loan production office. The Bank is currently constructing a branch office on a tract of land located in Adairsville, Georgia, that it purchased in 2003, and expects to open this branch office in July of 2005. At that point the Bank will close the loan production office. Also, during 2004, the Bank entered into a new lease agreement with an expiration date of September 30, 2005 for 13,500 square feet of office space in Jasper, Georgia for executive and administrative offices of the Company. The Bank has a one year option to renew this lease until September 30, 2006.

The Bank also leases a site for an ATM in the Big Canoe, Georgia community. The lease agreement will expire on October 31, 2011. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 12, 1999, the Company’s Common Stock began trading on the Nasdaq SmallCap Market under the symbol “CSNT” at a price of $13.00 per share. On March 18, 2005, the price of the Company’s Common Stock, as quoted on the Nasdaq SmallCap Market, was $26.37. The following table sets forth the high and low sales price of the Company’s Common Stock on the Nasdaq SmallCap Market for the indicated periods.

Period	Sales Price per share of the Company’s Common Stock
	High	Low
2004
Fourth Quarter	$27.26	$25.05
Third Quarter	$25.85	$22.09
Second Quarter	$27.00	$23.05
First Quarter	$31.78	$24.66

2003
Fourth Quarter	$33.00	$27.05
Third Quarter	$32.88	$26.18
Second Quarter	$26.18	$16.80
First Quarter	$17.35	$12.91

Holders

As of March 18, 2005, there were approximately 2,499,735 shares of the Company’s Common Stock outstanding held by approximately 1,509 record holders. Of this number, the Company held 16,668 shares as treasury stock.

Dividends

Cash dividends on the Bank’s common stock may only be declared and paid out of its retained earnings, and dividends may not be declared at any time at which the Bank’s paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank’s ratio of Tier 1 Capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank’s loans classified as adverse as to repayment or recovery by the Georgia Department at the most recent regulatory examination of the Bank exceeds 80% of the Bank’s Tier 1 Capital plus the allowance for loan losses as reflected at such examination.

On March 3, 2005, the Company declared a quarterly dividend of $0.085 per share, which will be paid on April 20, 2005 to shareholders of record on April 8, 2005, its thirty-fourth consecutive quarterly dividend.

The following table sets forth, for the Company’s last two fiscal years, the dividends per share declared and paid by the Company:

Period	Dividend Per Share
2004
Fourth Quarter	$.0850
Third Quarter	$.0800
Second Quarter	$.0800
First Quarter	$.0800

2003
Fourth Quarter	$.0800
Third Quarter	$.0800
Second Quarter	$.0775
First Quarter	$.0775

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	166,334 shares	$19.19	262,548 options
Equity compensation plans not approved by security holders	0 shares	$0.00	0 options
Total	166,334 shares	$19.19	262,548 options

Recent Sales of Unregistered Securities

The Company sold no securities in 2004 that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of the Company’s common stock by either the Company or any affiliated purchaser during the fourth fiscal quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

Please refer to that section of the Company’s Annual Report entitled “Financial Overview – Selected Financial Data,” which is incorporated herein by reference. A complete copy of the Company’s Annual Report is included with this report as Exhibit 13.1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please refer to that section of the Company’s Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The certified public accounting firm of Dixon Hughes PLLC, was the independent auditor for the Company during the years ended December 31, 2003 and 2004. The Board of Directors, upon the recommendation of the Audit Committee, has appointed Dixon Hughes as independent auditors for the Company and its subsidiaries for the current fiscal year ending December 31, 2005.

Dixon Hughes became the independent auditors for the Company on May 1, 2003 following the dismissal of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC (“Mauldin & Jenkins”). The decision to replace Mauldin & Jenkins with Dixon Hughes was made by the Company’s Board of Directors, upon the recommendation of the Audit Committee, and was not based upon or connected with any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Mauldin & Jenkins, would have caused Mauldin & Jenkins to make reference to the subject matter thereof in connection with its report on our consolidated financial statements.

Dixon Hughes’s reports on the Company’s financial statements for the fiscal years ended December 31, 2003 and 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2003 and 2004, there was no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Dixon Hughes, would have caused Dixon Hughes to make reference to the subject matter thereof in connection with its report on our consolidated financial statements. Representatives of Dixon Hughes are expected to be present at the Annual Meeting and will have the opportunity to make a statement if they desire to do so and to respond to any appropriate questions from shareholders.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding the Company’s directors and executive officers required by this Item 10 is contained in the Company’s Proxy Statement under the captions “Proposal One—General,” “—Election of Directors,” “—Information Relating to Directors, Executive Officers and Nominees,” “Additional Information Concerning the Board of Directors and Committees—Committees of the Board of Directors,” “—Independent Directors,” “—Compensation of Directors,” “—Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners,” “Executive Compensation—Compensation Committee Interlocks,” “—Executive Compensation Summary,” and “—Change of Control Employment Agreements” and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company’s Board of Directors. The term “executive officer,” as used herein, means any officer who has major policy-making functions with respect to the Company, the Bank or CMS.

Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Board of Directors has adopted a Code of Conduct and Ethics applicable to all directors, officers and employees, with special provisions applicable to the Company’s Chief Executive Officer and its financial officers. A copy of the Code of Conduct and Ethics will be provided free of charge upon request to our Secretary, Crescent Banking Company, P.O. Box 668, Jasper, Georgia 30143. The Code of Conduct and Ethics complies with applicable Nasdaq and Commission requirements.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of the Company’s executive officers is contained in the Proxy Statement under the captions “Executive Compensation—Report of the Compensation Committee,” “—Executive Compensation Summary,” “—Option/SAR Grants in Last Fiscal Year,” “—Aggregated Option/SAR Exercises in 2004 and 2004 Year-End Option/SAR Values,” “—Executive Employment Agreements,” “—Change of Control Employment Agreements” and “—Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption “Executive Compensation—Certain Relationships and Related Transactions” and is incorporated herein by reference.

With the exception of the above disclosures, and other than in the ordinary course of business, there were no transactions during 2004, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid by the Company to, and related disclosures about, its principal accountants is contained in the Proxy Statement under the caption “Information Concerning the Company’s Independent Auditor” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission).

PLEASE NOTE: It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

Exhibit Number		Description
2.1		Agreement and Plan of Reorganization, dated as of August 19, 2004 (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 23, 2004, File No. 000-20251).

3.1		Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, Securities and Exchange Commission (the “Commission”) File No. 33-45254 (the “Form S-4”)).

3.2		Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3		Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	*	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2	*	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3	*	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4	*	Crescent Banking Company 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Form S-2).

10.5	*	Crescent Banking Company 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.6 to the Form S-2).

10.6		Warehouse Line of Credit, dated July 26, 1996, by and between Crescent Bank & Trust Company and Federal Home Loan Bank of Atlanta, including related documents (Incorporated by reference from Exhibit 10.11 to the Form S-2).

10.7		Amended and Restated Trust Agreement, dated as of November 9, 2001, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.12 to the Form S-2).

10.8		Junior Subordinated Indenture, dated as of November 9, 2001, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.13 to the Form S-2).

10.9		Guarantee Agreement, dated as of November 9, 2001, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.14 to the Form S-2).

10.10		Loan and Stock Pledge Agreement, dated as of July 28, 1999, and related Promissory Note, by and between the Company and The Bankers Bank (including amendments and restatements) (Incorporated by reference from Exhibit 10.15 to the Form S-2).

Exhibit Number		Description
10.11	*	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and J. Donald Boggus, Jr. (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12	*	Change of Control Employment Agreement, dated as of March 17, 2004, by and between Crescent Banking Company and Leland W. Brantley, Jr. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2005).

10.13	*	Change of Control Employment Agreement, dated as of January 20, 2004, by and between Crescent Banking Company and Anthony N. Stancil.

10.14	*	Change of Control Employment Agreement, dated as of February 20, 2003 by and between Crescent Banking Company and A. Bradley Rutledge, Sr.

10.15	*	Description of Director Compensation.

10.16	*	Description of Named Executive Officer Compensation.

10.17	*	Form of Non-Qualified Stock Option Agreement under the Crescent Banking Company 2001 Non-Employee Director Stock Option Plan.

10.18	*	Form of Incentive Stock Option Agreement under the Crescent Banking Company 2001 Long-Term Incentive Plan.

10.19	*	Form of Director Supplemental Retirement Plan Agreement.

10.20	*	Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement.

10.21	*	Form of Executive Supplemental Retirement Plan Agreement.

10.22	*	Form of Executive Life Insurance Endorsement Method Split Dollar Plan Agreement.

11.1		Statement Regarding Computation of Per Share Earnings.

13.1		Crescent Banking Company 2004 Annual Report to Shareholders for the fiscal year ended December 31, 2004. With the exception of information expressly incorporated herein, the 2004 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

16.1		Letter of Mauldin & Jenkins LLC, dated as of May 20, 2003, regarding its agreement with the registrant’s statements concerning the dismissal as principal accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed May 21, 2003).

21.1		Subsidiaries of Crescent Banking Company.

23.1		Consent of Mauldin & Jenkins LLC.

23.2		Consent of Dixon Hughes PLLC.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ J. Donald Boggus, Jr. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Leland W. Brantley, Jr. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ John S. Dean, Sr. John S. Dean, Jr.	Chairman of the Board of Directors	March 31, 2005

/s/ Charles R. Fendley Charles R. Fendley	Director	March 31, 2005

/s/ Charles Gehrmann Charles Gehrmann	Director	March 31, 2005

/s/ Michael W. Lowe Michael W. Lowe	Director	March 31, 2005

/s/ Cecil Pruett Cecil Pruett	Director	March 31, 2005

/s/ Janie Whitfield Janie Whitfield	Director	March 31, 2005

EXHIBIT INDEX

Exhibit Number	Description
10.13	Change of Control Employment Agreement, dated as of January 20, 2004, by and between Crescent Banking Company and Anthony N. Stancil.

10.14	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and A. Bradley Rutledge, Sr.

10.15	Description of Director Compensation.

10.16	Description of Named Executive Officer Compensation.

10.17	Form of Non-Qualified Stock Option Agreement under the Crescent Banking Company 2001 Non-Employee Director Stock Option Plan.

10.18	Form of Incentive Stock Option Agreement under the Crescent Banking Company 2001 Long-Term Incentive Plan.

10.19	Form of Director Supplemental Retirement Plan Agreement.

10.20	Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement.

10.21	Form of Executive Supplemental Retirement Plan Agreement.

10.22	Form of Executive Life Insurance Endorsement Method Split Dollar Plan Agreement.

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2004 Annual Report to Shareholders for the fiscal year ended December 31, 2004. With the exception of information expressly incorporated herein, the 2004 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Mauldin & Jenkins LLC.

23.2	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.