Form 10-Q
period 2005-03-31
CRESCENT BANKING CO
filed 2005-05-13
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-20251

Crescent Banking Company

(Exact Name of Registrant as Specified in its Charter)

Georgia	58-1968323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7 Caring Way, Jasper, GA	30143
(Address of Principal Executive Offices)	(Zip Code)

(678) 454-2266

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

As of May 13, 2005, Crescent Banking Company had 2,573,741 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$6,832,847	$11,672,894
Interest-bearing deposits in banks	4,699,343	8,991,796
Federal funds sold	27,239,000	13,210,000
Investment securities available-for-sale	14,388,563	13,993,047
Investment securities held-to-maturity, at cost (fair value approximates $2,058,000 and $2,978,000, respectively)	2,069,361	2,725,220
Restricted equity securities	2,933,975	2,601,775
Mortgage loans held for sale	963,375	2,002,958
Loans	462,686,899	433,356,643
Less allowance for loan losses	(5,966,983)	(5,828,027)

Loans, net	456,719,917	427,528,616
Premises and equipment	12,945,332	11,507,789
Other real estate owned	1,653,793	2,366,955
Mortgage servicing rights	1,431,088	1,505,528
Cash surrender value of life insurance	6,324,951	6,270,456
Deposit intangible	315,042	333,574
Deferred tax asset	3,220,038	3,152,968
Accounts receivable-brokers and escrow agents	354,006	448,429
Other assets	6,209,291	5,051,097

Total Assets	$548,299,921	$513,363,102

Liabilities
Deposits
Noninterest-bearing	$33,385,309	$35,333,077
Interest-bearing	410,292,222	374,753,387

Total deposits	443,677,531	410,086,464
Short-term borrowings	17,460,000	13,460,000
Long-term borrowings	28,825,000	32,825,000
Accrued interest and other liabilities	3,893,921	3,133,434
Liabilities related to discontinued operations	3,396,544	3,727,635

Total liabilities	497,252,996	463,232,533
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,499,735 and 2,499,735 issued, respectively	2,499,735	2,499,735
Capital surplus	17,029,652	17,029,652
Retained earnings	31,925,926	30,908,966
Treasury stock, 16,668 shares	(296,091)	(296,091)
Accumulated other comprehensive loss	(112,297)	(11,693)

Total shareholders’ equity	51,046,925	50,130,569

Total liabilities and shareholders’ equity	$548,299,921	$513,363,102

See notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended March 31,
	2005	2004
Interest income
Loans	$6,934,399	$4,284,745
Mortgage loans held for sale	46,035	17,363
Taxable securities	189,036	250,452
Deposits in banks	38,690	1,808
Federal funds sold	121,911	40,209

Total interest income	7,330,071	4,594,577

Interest expense
Deposits	2,926,860	1,614,525
Short-term borrowings	107,874	21,974
Long-term borrowings	270,798	123,342

Total interest expense	3,305,532	1,759,841

Net interest income	4,024,539	2,834,736
Provision for loan losses	388,000	517,000

Net interest income after provision for loan losses	3,636,539	2,317,736

Non-interest income
Service charges on deposit accounts	214,179	235,770
Mortgage servicing fee income	212,327	520,805
Gains on call of investment securities	259,248	3,008
Gains on sales of SBA loans	178,467	13,602
Other operating income	370,366	299,960

Total non-interest income	1,234,587	1,073,145

Non-interest expenses
Salaries and employee benefits	2,054,395	1,609,609
Capitalized loan origination costs	(469,516)	(412,559)
Occupancy and equipment	277,758	229,473
Supplies, postage, and telephone	214,183	177,411
Advertising	105,629	99,409
Insurance expense	43,655	45,200
Depreciation and amortization	311,484	368,090
Legal and professional	282,260	168,489
Director fees	42,900	58,050
Mortgage subservicing expense	101,193	229,612
Foreclosed asset expense, net	61,960	64,506
Other operating expenses	192,303	196,961

Total non-interest expenses	3,218,204	2,834,251

Income from continuing operations before income taxes	1,652,922	556,630
Applicable income taxes	635,962	217,498

Income from continuing operations	1,016,960	339,132
Loss from operations of discontinued mortgage subsidiary, net of tax benefit of $(94,359)	—	(147,127)

Net income	1,016,960	192,005
Other comprehensive income
Unrealized gains (losses) on securities available for sale arising during period, net of tax	(100,604)	140,057

Comprehensive income	$916,354	$332,062

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

	For the three months ended March 31,
	2005	2004
Earnings per share
Basic earnings per share	$0.41	$0.08
Diluted earnings per share	$0.40	$0.08

Earnings per share from continuing operations
Basic earnings per share from continuing operations	$0.41	$0.14
Diluted earnings per share from continuing operations	$0.40	$0.13

Earnings (loss) per share from discontinued operations
Basic earnings (loss) per share from discontinued operations	$—	$(0.06)
Diluted earnings (loss) per share from discontinued operations	$—	$(0.06)

Cash dividends per share of common stock	$0.085	$0.080

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2005	2004
Operating Activities
Net income	$1,016,960	$192,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	147,127
Accretion of discount on securities	4,722	(104,038)
Amortization of deposit intangible	18,532	18,532
Net gain on call of investment securities	(259,248)	(3,007)
Net (gain) loss on sale of other real estate owned	28,179	(50,422)
Net gain on sale of premises and equipment	(2,100)	—
Amortization of mortgage servicing rights	74,440	172,527
Provision for loan losses	388,000	517,000
Depreciation	218,512	177,031
Net decrease in mortgage loans held for sale	1,039,583	103,715
Acquisition of mortgage servicing rights	—	(1,447)
Income on life insurance policies	(54,495)	(54,752)
Decrease in deferred income taxes	—	(18,070)
Increase in interest receivable	(363,703)	(146,228)
Decrease in accounts receivable – brokers and escrow agents	94,423	2,079,967
Increase (Decrease) in interest payable	170,438	(12,326)
Net cash used in discontinued operations	(331,091)	(8,067,847)
Net change in other assets, liabilities and other operating activities	65,536	2,857,650

Net cash provided by (used in) operating activities	2,108,688	(2,192,583)

Investing Activities

Net (increase) decrease in interest-bearing deposits in banks	4,292,453	(757,712)
Purchase of securities available-for-sale	(1,036,114)	(2,025,374)
Proceeds from maturities/calls of securities available-for-sale	468,634	1,022,037
Proceeds from maturities/calls of securities held-to-maturity	914,675	1,416,334
(Purchase) sale of other securities	(332,200)	75,200
Sale of premise and equipment	2,100	—
Proceeds from the sale of other real estate owned	715,006	588,623
Net increase in federal funds sold	(14,029,000)	(5,207,000)
Net increase in loans	(29,879,301)	(38,803,832)
Purchase of premises and equipment	(1,656,055)	(394,194)

Net cash used in investing activities	(40,539,802)	(44,085,918)

Financing Activities

Net increase in deposits	33,591,067	23,212,411
Net increase in other borrowings	—	16,000,000
Purchase of treasury stock	—	(260,000)
Proceeds from exercise of stock options	—	262,471
Dividends paid	—	(197,684)
Net cash used by discontinued operations	—	(567,891)

Net cash provided by financing activities	33,591,067	38,449,307

Net decrease in cash and due from banks	(4,840,047)	(7,829,194)
Cash and due from banks at beginning of year	11,672,894	16,850,685

Cash and due from banks at end of period	$6,832,847	$9,021,491

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-(continued)

	For the three months ended March 31,
	2005	2004
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	3,135,094	1,939,440
Income taxes	80,135	498,992
Principal balances of loans transferred to other real estate owned	300,000	128,413
Unrealized gain (loss) on securities available for sale, net	(100,604)	140,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2004 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim periods.

Certain reclassifications have been made to 2004 consolidated financial information to conform to the presentation of 2005 information. Such reclassifications had no effect on previously reported consolidated net income or consolidated shareholders’ equity.

NOTE 2—DISCONTINUED OPERATIONS

On November 4, 2003, the Company entered into a definitive agreement with Carolina Financial Corporation (“Carolina”) to sell the wholesale residential mortgage business conducted by its subsidiary, CMS. The transaction closed December 31, 2003. Under the definitive agreement, Carolina purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their carrying value. The Company was to be paid 100% of the profits from the mortgage pipeline during the first 60 days following closing as well as 30% of the pre-tax income of the business for the nine months following the first 60-day period. The Company received no payments from Carolina from either period due to the losses experienced by Carolina’s mortgage subsidiary. The Company retained the mortgage servicing portfolio, which was approximately $263 million at March 31, 2005.

Summarized information for the operations of the discontinued mortgage subsidiary is as follows:

	For the three months ended March 31,
	2005	2004
Revenues	$—	$193,419
Expenses	—	434,905

Pretax loss from operations of discontinued mortgage subsidiary	$—	$(241,486)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

The consolidated balance sheets at March 31, 2005 and December 31, 2004 include no assets and include liabilities of $3,396,544 and $3,727,635, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans along with reliance on the quality control department to randomly test loans that had been sold. Purchasers of loans typically conducted their own review of the loans, and the Company regularly made representations and warranties to purchasers of mortgage loans that, if breached, would require the Company to indemnify the purchaser for losses or to repurchase the loans. At March 31, 2005 and December 31, 2004, the Company had approximately $7.6 million and $8.0 million of mortgage loans, respectively, for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has set up a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at March 31, 2005 and December 31, 2004 for future losses was $3.4 million and $3.7 million, respectively, and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The table below shows the changes in the allowance for recourse obligation from December 31, 2004 to March 31, 2005.

Changes in the allowance for recourse obligation are as follows:

2005
Balance at December 31, 2004	$3,727,635
Provisions for recourse obligations	—
Losses indemnified	(331,091)

Balance at March 31, 2005	$3,396,544

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 2005, December 31, 2004 and March 31, 2004, the Company provided servicing to a portfolio of loans with principal balances totaling $263.1 million, $284.3 million and $696.3 million, respectively. These servicing rights were retained following the sale of the wholesale retail mortgage operations previously conducted by CMS.

NOTE 5—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

	Three Months Ended March 31, 2005
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,016,960	2,483,067	$0.41
Effect of dilutive securities (stock options)		71,994
Diluted earnings per share	$1,016,960	2,555,061	$0.40

Continuing Operations
Basic earnings per share	$1,016,960	2,483,067	$0.41
Effect of dilutive securities (stock options)		71,994
Diluted earnings per share	$1,016,960	2,555,061	$0.40

	Three Months Ended March 31, 2004
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$192,005	2,465,817	$0.08
Effect of dilutive securities (stock options)		47,577
Diluted earnings per share	$192,005	2,513,394	$0.08

Continuing Operations
Basic earnings per share	$339,132	2,465,817	$0.14
Effect of dilutive securities (stock options)		47,577
Diluted earnings per share	$339,132	2,513,394	$0.13

Discontinued Operations
Basic earnings (loss) per share	$(147,127)	2,465,817	$(0.06)
Effect of dilutive securities (stock options)		47,577
Diluted earnings (loss) per share	$(147,127)	2,513,394	$(0.06)

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

The Company evaluates performances based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment revenues and expenses at current market prices as if the revenue/expense transactions were conducted with third parties.

The Company’s reportable segments are strategic business units that each offers different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	For the three Months Ended March 31, 2005
	Commercial Banking	Mortgage Banking	Eliminations	Total
Interest income	$7,330,071	$—	—	$7,330,071
Interest expense	$3,305,532	$—	—	$3,305,532

Net interest income	$4,024,539	$—	—	$4,024,539
Provision for loan loss	$388,000	—	—	$388,000
Other revenue from external customers	$1,234,587	$—	—	$1,234,587
Other expenses	$3,218,204	$—	—	$3,218,204
Segment pre-tax earnings	$1,652,922	$—	—	$1,652,922
Segment assets	$548,299,921	$—	—	$548,299,921

	For the three Months Ended March 31, 2004
	Commercial Banking	Mortgage Banking	Eliminations	Total
Interest income	$4,594,577	$56,040	—	$4,650,617
Interest expense	$1,759,841	$82,310	—	$1,842,151

Net interest income (expense)	$2,834,736	$(26,270)	—	$2,808,466
Provision for loan loss	$517,000	—	—	$517,000
Other revenue from external customers	$1,073,145	$137,378	—	$1,260,945
Other expenses	$2,834,251	$352,594	—	$3,237,266
Segment pre-tax earnings/(loss)	$556,630	$(241,486)	—	$315,145
Segment assets	$392,473,259	$314,013	—	$392,787,272

NOTE 7—Stock Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. As prescribed by Opinion No. 25, no compensation cost is recognized for stock options issued under the Company’s stock option plans that have no intrinsic value at grant date. Compensation cost is recognized ratably over the vesting period for stock options which do have intrinsic value at the grant date. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Note 7—Stock Compensation Plans (Continued)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the three months ended March 31,
	2005	2004
Net income, as reported	$1,016,960	$192,005
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,653	7,320

Pro forma net income	$1,001,307	$184,685

Consolidated earnings per share:
Basic – as reported	$0.41	$0.08
Basic – pro forma	$0.40	$0.07
Diluted – as reported	$0.40	$0.08
Diluted – pro forma	$0.39	$0.07

NOTE 8—BUSINESS COMBINATION

On August 19, 2004, the Company and the Bank signed a definitive Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, the Bank, Futurus Financial Services, Inc., a bank holding company incorporated in Georgia and headquartered in Alpharetta, Georgia (“Futurus Financial”) and Futurus Bank, N.A., a wholly owned subsidiary of Futurus Financial. On April 1, 2005, the Company and the Bank completed the acquisition of Futurus Financial and Futurus Bank, N.A. Pursuant to the Merger Agreement, in a series of sequential mergers, Crescent Interim Corporation (“Crescent Interim”), a Georgia corporation and a newly formed, wholly owned subsidiary of the Bank, merged with and into Futurus Financial, immediately followed by the merger of Futurus Financial with and into the Bank, which was immediately followed by the merger of Futurus Bank, N.A. with and into the Bank. At the effective time of the mergers, which occurred simultaneously on the same day, but in the sequence provided for in the preceding sentence, the outstanding shares of Futurus Financial common stock were cancelled and in consideration therefor Futurus Financial shareholders received $10.00 per share in cash, aggregating approximately $8,166,000, and four holders of such outstanding Futurus Financial shares received restricted shares of the Company’s common stock as provided in the Merger Agreement, aggregating stock consideration of $1,957,000. The Bank continues to conduct the business and operations of Futurus Bank.

Shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received, for each share of Futurus Financial common stock, a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $10.00 by (y) the average daily closing price of the Company’s common stock for the 15 consecutive trading days prior to the closing of the transaction. At April 1, 2005, the average daily closing price of the Company’s common stock was $26.45 which created a quotient of 0.3681. The shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received 74,006 shares in the aggregate. Shareholders of Futurus Financial receiving cash in the transaction received $10.00 in cash for each share of Futurus Financial common stock cancelled in the transaction.

The purchase consideration was approximately $10,210,000, including $8,166,000 in cash, $1,957,000 in common stock and $87,000 in stock options. The purchase price resulted in approximately $3,045,000 in goodwill and $336,000 in core deposit and customer relationship intangible. The intangible asset will be amortized over six years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Any future write-down of goodwill and amortization of the intangible asset are not deductible for income tax purposes.

Note 8—BUSINESS COMBINATION (Continued)

The following table summarizes the fair value of assets acquired and liabilities assumed from the acquisition on April 1, 2005.

Assets:
Cash and due from banks	$1,297,000
Federal funds sold	195,000
Securities available-for-sale	1,267,000
Loans, net	50,099,000
Premises and equipment, net	1,864,000
Cash surrender value of life insurance	1,428,000
Goodwill	3,045,000
Premium on deposits purchased	336,000
Deferred tax receivable	1,598,000
Other assets	361,000

Total assets acquired	61,490,000

Liabilities:
Deposits	50,847,000
Accrued interest and other liabilities	433,000

Total liabilities assumed	51,280,000

Net assets acquired	$10,210,000

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2005 and 2004. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of continuing operations as they would have been had the transactions been effected on the assumed dates.

	2005	2004
	(in thousands, except per share amounts)

Net interest income from continuing operations	$4,542	$3,385
Net income from continuing operations	$912	$133

Basic earnings per share from continuing operations	$0.36	$0.05

Diluted earnings per share from continuing operations	$0.35	$0.05

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

All statements other than statements of historical fact are statements that may be forward-looking statements. Readers can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local regional national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures (including the sale to Carolina of the wholesale residential mortgage business conducted by CMS and the merger with Futurus Financial), including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

For purposes of the following discussion, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank and CMS. The words “Crescent,” “Crescent Bank” or the “Bank,” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively. The Company’s principal executive offices are located at 7 Caring Way, Jasper, Georgia 30143, and the telephone number at that address is (678) 454-2266. The Company maintains an Internet website at www.crescentbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

As of March 31, 2005, the Company had total consolidated assets of approximately $548.3 million, total deposits of approximately $443.7 million, total consolidated liabilities, including deposits, of $497.3 million and consolidated shareholders’ equity of approximately $51.0 million. The Company’s continuing operations in the commercial banking segment and discontinued operations in the residential mortgage wholesale banking segment are discussed in the “Results of Operations” section of this discussion and analysis.

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”) and its deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”). The Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Fulton and Cherokee Counties, Georgia and nearby Dawson, Cobb and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 90% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. The Company does not consider its commercial banking operations to be seasonal in nature.

Continued Expansion

Consistent with the Company’s efforts to better service its market, the Company has engaged in recent expansion of its business. In 2003, the Bank purchased a tract of land in Bartow County for a future branch site in Adairsville, Georgia. Prior to construction of this branch, we opened a loan production office near our future branch site in May of 2004. We began construction on our new Adairsville, Georgia branch office in the first quarter of 2005, and we expect to open the branch in June 2005, at which point we will concurrently close the loan production office in Adairsville, Georgia. With the completion of the construction of the new Adairsville branch, the Bank will have three full service branches in Bartow County, Georgia and will be able to better serve the needs of many local residents. In the second quarter of 2004, the Bank also purchased a tract of land in Forsyth County near our current branch in Cumming, Georgia, which is being operated out of leased space in a shopping center. We intend to begin construction on a full service branch to replace our current branch location in the second quarter of 2005. In the fourth quarter of 2004, the Bank also purchased a tract of land in south Cherokee County on which it expects to begin construction on a new full service branch in the second quarter of 2005. In the first quarter of 2005, the Bank also purchased a tract of land in Cherokee County near our current branch in Canton, Georgia which is currently being operated out of leased space. We intend to begin construction on new full service branch in the second quarter of 2005 to replace our current branch location in Canton, Georgia. With the completion of these two branches, the Bank will have three full service branches and a loan production office in Cherokee County, Georgia, which is also one of the fastest growing counties in Georgia. In addition, on April 1, 2005, the Bank opened a loan production office in Cobb County, Georgia.

On August 19, 2004, the Company and the Bank signed a definitive Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, the Bank, Futurus Financial Services, Inc., a bank holding company incorporated in Georgia and headquartered in Alpharetta, Georgia (“Futurus Financial”) and Futurus Bank, N.A., a wholly owned subsidiary of Futurus Financial. On April 1, 2005, the Company and the Bank completed the acquisition of Futurus Financial and Futurus Bank, N.A. Pursuant to the Merger Agreement, in a series of sequential mergers, Crescent Interim Corporation (“Crescent Interim”), a Georgia corporation and a newly formed, wholly owned subsidiary of the Bank, merged with and into Futurus Financial, immediately followed by the merger of Futurus Financial with and into the Bank, which was immediately followed by the merger of Futurus Bank, N.A. with and into the Bank. At the effective time of the mergers, which occurred simultaneously on the same day, but in the sequence provided for in the preceding sentence, the outstanding shares of Futurus Financial common stock were cancelled and in consideration therefor Futurus Financial shareholders received $10.00 per share in cash, aggregating approximately $8,166,000, and four holders of such outstanding Futurus Financial shares received restricted shares of the Company’s common stock as provided in the Merger Agreement, aggregating stock consideration of $1,957,000. The Bank continues to conduct the business and operations of Futurus Bank.

Shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received, for each share of Futurus Financial common stock, a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $10.00 by (y) the average daily closing price of the Company’s common stock for the 15 consecutive trading days prior to the closing of the transaction. At April 1, 2005, the average daily closing price of the Company’s common stock was $26.45 which created a quotient of 0.3681. The shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received 74,006 shares in the aggregate. Shareholders of Futurus Financial receiving cash in the transaction received $10.00 in cash for each share of Futurus Financial common stock cancelled in the transaction.

This transaction gives the Company a presence in north Fulton County, Georgia, the area primarily served by Futurus Bank, N.A.

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of revenue is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not properly managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates will continue to slowly rise in 2005. During the 0-90 day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if rates rise, our net interest margin will improve.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers, and insurance companies, locally, regionally and nationally, some of which compete with offerings by mail, telephone, computer and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s market area. Virtually every type of competitor for customers of the type served by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic technology than the Company. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth and sustain our operations. Due to the projected high volume of loan growth for 2005 and future years and the competitive pricing by competitors in several of our market areas, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out of market deposits to supplement deposit growth in our market areas and can borrow an additional $21.0 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 58% during 2004 and 27% (annualized) during the first quarter of 2005, and the Bank expects this growth to continue during the remainder 2005. Also, during 2004, the Bank added approximately 10 new loan officers which were mainly related to the addition of two new full service branches and two new loan production offices. With the current focus on growth, the Bank must put into place the proper procedures to be able to monitor the loan growth including the quality of the loan growth. If the credit quality of the Bank’s loan portfolio declines, then the Bank’s ability to raise capital and expand could be limited.

Sale of the Mortgage Banking Business

Prior to the sale of our mortgage operations on December 31, 2003, the Company originated, sold and serviced mortgage loans through its subsidiary, CMS. The Company incorporated CMS as a separate subsidiary in October 1994 and it served as an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and private investors. CMS offered wholesale mortgage banking services and provided servicing for residential mortgage loans. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by its subsidiary, CMS, to Carolina Financial Corporation (“Carolina”) and its subsidiary Crescent Mortgage Corporation (“CMC”). The Company retained the mortgage servicing portfolio, which was approximately $263 million at March 31, 2005.

The sale of the wholesale residential mortgage business simplified the Company’s business model and allowed us to focus on our core community banking business. The Bank currently operates in some of the fastest growing counties in the United States and the reinvestment of the capital previously invested in CMS, instead of the Bank, coupled with the net proceeds from the sale of the mortgage operation, will be available to support expansion through internal growth and strategic acquisitions.

Recent Accounting Developments

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Public entities, other than small business issuers, were required to apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The Company adopted both FIN 46 and FIN 46R in 2004. This resulted in the deconsolidation of the Company’s statutory business trust subsidiary that issued trust preferred securities and holds the Company’s related junior subordinated debentures issued to such trust. As a result of these transactions and FIN 46R, the Company has a long term liability of $3,605,000 related to the junior subordinated debentures issued by the Company to the trust and an increase in other assets of $105,000 related to the Company’s purchase of the common stock of the trust. We believe the trust preferred securities qualify as Tier 1 regulatory capital under the Federal Reserve’s former and newly adopted capital rules.

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2004, the FASB issued SFAS No.123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) established standards for the accounting for transaction in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $74,000, $41,00 and $44,000, respectively, and our net income for the three months ended March 31, 2005 and March 31, 2004 would have decreased by approximately $16,000 and $7,000, respectively.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments, involving significant estimates and assumptions, in the application of certain of its accounting policies about the effects of matters that are inherently uncertain. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in subsequent financial statements as a result of the use of revised estimates and assumptions. Certain accounting policies, by their nature, have a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported. Based on the sensitivity of financial statement amounts to the policies, estimates and assumptions underlying reported amounts, the relatively more significant accounting policies applied by the Company have been identified by management as:

•	the allowance for loan losses;

•	the recourse obligation reserve; and

•	the value of mortgage servicing rights;

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

Allowance for Loan Losses

The establishment of our allowance for loan losses is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, economic conditions and issues with respect to individual borrowers. Evaluation of these factors involves subjective estimates and judgments that may change.

Recourse Obligation Reserve

In the wholesale mortgage business that we formerly operated, we regularly made representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. The establishment of the recourse obligation reserve is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, industry trends and economic conditions. The Company established this recourse obligation reserve during 2003 with the increase in the number of loans indemnified and the increase in the occurrence of losses from these loans. The trend of such losses experienced in 2003 continued in 2004 and the first quarter of 2005 and we expect this trend may continue. Before 2002, the Bank’s history of losses was minimal. Therefore, with the limited amount of history, the evaluation of these factors involves subjective estimates and judgments that may change.

Mortgage Servicing Rights

Mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are amortized over a life of approximately 5 years. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At March 31, 2005, no valuation allowances were required for our mortgage servicing rights.

Results of Operations

General Discussion of Our Results

A principal source of our revenue comes from net interest income, which is the difference between:

•	income we receive on our interest-earning assets, such as investment securities and loans; and

•	money we pay on our interest-bearing sources of funds, such as deposits and borrowings.

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

In 2003, our other principal source of revenue were the fees and income we earned from the origination, holding, servicing and sale of residential first mortgage loans and mortgage servicing rights from our discontinued mortgage banking operations. In 2004 and the first quarter of 2005, we continued to earn fees and income, and expect to continue to earn fees and income, from the servicing and sale of mortgage servicing rights which were retained in the sale of our wholesale mortgage business.

Continuing Operations

Through Crescent Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, Crescent Bank focuses on Pickens, Bartow, Forsyth, Fulton and Cherokee Counties, Georgia and nearby Dawson, Cobb and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The sale of the Company’s wholesale residential mortgage business made available $27 million in capital that we are using to expand our commercial banking business through ongoing branching initiatives. In 2003, the Bank purchased a tract of land in Bartow County for a future branch site in Adairsville, Georgia. Prior to construction of this branch, we opened a loan production office near our future branch site in May of 2004. We began construction on our new Adairsville, Georgia branch office in the first quarter of 2005, and we expect to open the branch in June 2005, at which point we will close the loan production office in Adairsville, Georgia. With the completion of the construction of the new Adairsville branch, the Bank will have three full service branches in Bartow County, Georgia and will be able to better serve the needs of many local residents. In the second quarter of 2004, the Bank also purchased a tract of land in Forsyth County near our current branch in Cumming, Georgia, which is being operated out of leased space in a shopping center. We intend to begin construction on a full service branch to replace our current branch location in the second quarter of 2005. In the fourth quarter of 2004, the Bank also purchased a tract of land in south Cherokee County on which it expects to begin construction on a new full service branch in the second quarter of 2005. In the first quarter of 2005, the Bank also purchased a tract of land in Cherokee County near our current branch in Canton, Georgia which is currently being operated out of leased space. We intend to begin construction on new full service branch in the second quarter of 2005 to replace our current branch location in Canton, Georgia. With the completion of these two branches, the Bank will have three full service branches and a loan production office in Cherokee County, Georgia, which is also one of the fastest growing counties in Georgia. In addition, on April 1, 2005, the Bank opened a loan production office in Cobb County, Georgia.

During 2004 and the first quarter of 2005, the Bank has seen a significant increase in non-interest expenses related to its expansion efforts. The costs associated with the expansion and the costs associated with carrying unleveraged capital have placed a strain on earnings from the commercial banking business. See further discussion below under “- Results of Our Commercial Banking Business.”

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking increased 60% to $7.3 million for the three months ended March 31, 2005 from $4.6 million for the three months ended March 31, 2004. The increase in 2004 in interest income was the result of both a higher volume of average commercial banking loans and a higher yield from commercial banking loans. Average commercial banking loans increased $156.5 million, or 53%, to $450.0 million for the three months ended March 31, 2005 from $293.5 million for the three months ended March 31, 2004. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of Crescent Bank’s operations in 2004 and 2005 in each of Bartow, Cherokee and Forsyth Counties, Georgia. The yield from commercial banking loans increased from 5.87% for the three months ended March 31, 2004 to 6.20% for the three months ended March 31, 2005. The increase in the yield from commercial banking loans during the first quarter of 2005 compared to the first quarter of 2004 was mainly the result of the repricing of the commercial banking loan portfolio as the Federal Reserve increased interest rates 175 basis points during 2004 and the first quarter of 2005.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended March 31, 2005 amounted to $3.3 million, compared to $1.8 million for the three months ended March 31, 2004. Interest expense related to commercial banking deposits for the three months ended March 31, 2005 was $2.9 million, compared to $1.6 million for the three months ended March 31, 2004. The increase in interest expense from interest-bearing deposits from the three months ended March 31, 2004 to the three months ended March 31, 2005 resulted from both the increase in the average balance of interest-bearing deposits and the increase in the cost of funds of interest-bearing deposits. Average interest-bearing deposits increased approximately $132.4 million, or 51% from $261.1 million for the three months ended March 31, 2004 to $393.5 million for the three months ended March 31, 2005. During 2004 and the first quarter of 2005, the Bank ran several deposit promotions, including a high yield money market account and several certificate of deposit specials, in order to fund the high level of loan growth the Bank has experienced. The Bank’s out-of market certificates of deposit also increased from approximately $33.3 million at March 31, 2004 to $53.7 million at March 31, 2005. The cost of funds from commercial banking deposits increased from 2.49% for the three months ended March 31, 2004 to 3.02% for the three months ended March 31, 2005. This increase in the cost of deposits was primarily due to the Bank’s promotion of its money market account, the average cost of which increased from 0.87% in the first quarter of 2004 to 2.79% in the first quarter of 2005. The cost of deposits was also affected by the repricing of time deposits, the average cost of which increased from 2.99% to 3.29%. The Bank has run deposit specials involving increased interest expense in the last six months of 2004 and the first quarter of 2005 due to strong competition in its market area for local deposits. The increase in interest expense from the first quarter of 2004 to the first quarter of 2005 was also attributable to an increase in average borrowings. Average borrowings increased approximately $25.4 million from 2004 to 2005. This was primarily attributable to the Bank borrowing an additional $18.0 million in Federal Home Loan Bank advances during the last three quarters in 2004. In the first three months of 2005 and 2004, interest expense accounted for 49% and 34% of our total commercial banking business expenses, respectively. The increase in this percentage resulted from an increase in interest expense due to an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2005 were $4.0 million, 3.21% and 2.86%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2004 were $2.8 million, 3.41% and 3.02%, respectively. The increase in net interest income from 2004 to 2005 was due to an increase of 53% in average commercial banking loans. With this loan growth, the Bank’s average loans to total funding ratio increased from 91% at March 31, 2004 to 94% at March 31, 2005. The decrease in net interest margin and interest spread during the three months ended March 31, 2005 compared to the same period in 2004 was due to the increase in yield on the Bank’s interest earning assets being lower than the increase in cost on the Bank’s interest bearing liabilities. In comparing the first quarter of 2005 with the first quarter of 2004, the yield on the Bank’s interest-earning assets increased 38 basis points while the cost on the Bank’s interest bearing liabilities increased 53 basis points. The Bank ran several deposit promotions during the first quarter of 2005, including a high yield money market account and several certificate of deposit specials, which caused the Bank’s cost of funds from commercial banking deposits to increase significantly. The Bank has run these deposit specials in the last six months of 2004 and the first quarter of 2005 due to strong competition in its market area for local deposits and in order to fund its high level of loan growth.

Loan Loss Provisions

For the three months ended March 31, 2005, we made a provision for loan losses of $388,000 and incurred net charge-offs of $249,044 of commercial banking loans. For the three months ended March 31, 2004, we made a provision for loan losses of $517,000 and incurred net charge-offs of $100,883 of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 0.22% (annualized) for the three months ended March 31, 2005, 0.17% for the year ended December 31, 2004 and 0.14% (annualized) for the three months ended March 31, 2004. The Bank’s charge-offs in the first three months of 2005 consisted of one residential real estate loan charge-off of $103,705, two residential construction loan charge-offs of $66,851 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2004 mainly consisted of one commercial real estate loan charge-off of $65,508 and various installment and other consumer loans charge-offs. The decrease in the amount of the provision for loan losses for the three months ended March 31, 2005 from three months ended March 31, 2004 mainly related to the decrease in the growth of the loan portfolio in first quarter of 2005 compared to the first quarter of 2004. In first quarter of 2005, the loan portfolio grew $29.3 million while in the first quarter of 2004 the loan portfolio grew $38.6 million. As a result of changes in our commercial loan portfolio, we adjusted our allowance for loan losses to account for our historical experience with various borrowers. The allowance for loan losses as a percentage of total commercial banking loans was 1.29%, 1.34% and 1.17% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Non-interest Income

Our non-interest income related to our commercial banking business was $1.2 million in the first three months of 2005 compared to $1.1 million in the first three months of 2004. In the first quarter of 2005, the Bank had gains on calls of investment securities of approximately $259,000 compared to approximately $3,000 in the first quarter of 2004. Gains on sales of SBA loans also increased from the first quarter of 2004 to the first quarter of 2005. During the first quarter of 2005, the Bank sold six loans for a total gain of approximately $178,000 while during the first quarter of 2004 the Bank sold two loans for a total gain of approximately $14,000. These increases in non-interest income were substantially offset by a decrease in mortgage servicing fee income. Mortgage servicing fee income for the first quarter of 2005 was approximately $212,000 compared to approximately $521,000 for the first quarter of 2004. The decrease in mortgage servicing fee income was due to the Bank carrying a smaller servicing portfolio in 2005 compared to 2004. The decrease in the Bank’s servicing portfolio was primarily due to pay downs of loans and the sale of servicing rights with respect to approximately $275.9 million of loans in 2004. At March 31, 2005 the mortgage servicing portfolio was $263 million compared to $284.3 million at December 31, 2004 and $696 million at March 31, 2004.

Non-interest Expense

Our non-interest expenses related to our commercial banking business (other than income tax expenses) were $3.2 million for the three months ended March 31, 2005, compared to $2.8 million for the three months ended March 31, 2004. The increase in non-interest expense in 2005 was attributable to an increase in salaries and benefits of approximately $445,000, occupancy and equipment expense of $48,000, and legal and professional fees of approximately $114,000. These increases were offset by a decrease in our mortgage subservicing expense of $128,000. The increase in salaries and other payroll expenses in 2004 and the first quarter of 2005 were due to the addition of thirty-three new employees, including ten new banking officers, to our commercial banking staff since March 31, 2004 and due to regular annual raises. This increase in employees is mainly due to the Bank opening two new full service branches and two new loan production offices since March 31, 2004. The increase in occupancy and equipment expense for the quarter ended March 31, 2005 compared to the same period in 2004 was also mainly attributable the Bank’s expansion efforts in 2004 and 2005 and the related increases in its lease expense, depreciation expense, maintenance expense and utility costs. The increase in legal and professional fees for the quarter ended March 31, 2005 compared to the same period in 2004 was also a result of the growth and expansion of our commercial banking business, including expenses related to employee search firms, third-party loan review fees and architectural fees. Mortgage subservicing expense decreased for the three months ended March 31, 2005 compared to the same period in 2004. The reason for the decrease in mortgage subservicing expense is due to the Bank carrying a smaller servicing portfolio in 2005 compared to 2004. At March 31, 2005 the mortgage servicing portfolio was $263 million compared to $696 million at March 31, 2004.

In the first quarter of 2005, non-interest expenses were decreased by an increase in the amount of commercial banking costs netted against commercial banking loan origination fees. Loan origination fees and certain direct costs of loans are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases.” The costs are netted against the fees and recognized in income either over the life of the loans or when the loans are sold. The costs that are netted against the fees are reported as a reduction of non-interest expenses in the statement of income. For the three months ended March 31, 2005, the amount of commercial banking costs netted against commercial banking loan origination fees totaled $469,516, compared to $412,559 for the three months ended March 31, 2004.

Pretax Net Income

In the first three months of 2005, our commercial banking pre-tax income was $1.7 million compared to pre-tax income of approximately $557,000 for the three months ending March 31, 2004. Pretax income for the three months ended March 31, 2005 increased approximately $1.1 million, or 197%, compared to the three months ended March 31, 2004. An increase in net interest income of approximately $1.2 million was the main reason for the increase in pretax income during the first quarter of 2005. The increase in net interest income was mainly due to an increase of 53% in average commercial banking loans over the three months ended March 31, 2004. See further discussion above under “-Results of Operations-Results of Our Commercial Banking Business-Net Interest Income.”

Income Taxes

The effective income tax rate for our commercial banking business for the three months ended March 31, 2005 and March 31, 2004 was 38.48% and 39.07%, respectively. The commercial banking business had larger permanent income tax differences in the first quarter of 2005 compared to the first quarter of 2004 due to state income tax credits paid which reduced the effective tax rate in the first quarter of 2005.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS, to Carolina and its subsidiary CMC. In connection with the sale, Carolina and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans, and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets.

Following the completion of the sale of assets, the Company and Carolina operated under the terms of a transition services agreement pursuant to which we continued to provide certain mortgage loan origination services and various other services to Carolina while Carolina obtained the requisite state and government-sponsored entity licenses and approvals necessary to operate the business. The transition services agreement contemplated us originating mortgage loans in the name of CMS and then immediately selling those loans to Carolina or one of its affiliates. These loans were funded through warehouse facilities maintained by Carolina. Our obligation to provide services to Carolina under the transition services agreement terminated on July 31, 2004, although Carolina remains obligated to provide certain services to us.

Although the Company will continue to offer retail mortgage products through the Bank, the sale of the wholesale mortgage operations will enhance the stability of the Company’s earnings as interest rate changes will have a much smaller impact on the Company’s overall operations. The sale of the Company’s wholesale residential mortgage business has also made available $27 million in capital that we had previously been required to maintain in CMS in order to meet certain financial ratios that were conditions of our warehouse credit facilities. We are using this additional available capital to expand our commercial banking business through our ongoing branching initiatives.

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

Results of Our Mortgage Banking Business

Following the sale of our wholesale residential mortgage business, our mortgage banking business operations during the first quarter of 2004 mainly consisted of activity and costs associated with winding down the wholesale mortgage business. During the first quarter of 2005, the Company had no results of operations related to the mortgage banking business.

For the three months ended March 31, 2005, the Company had no revenues or expenses related to the wholesale mortgage banking business. For the three months ended March 31, 2004, the revenues and net loss from the wholesale mortgage banking business were approximately $193,000 and $147,000. Revenues for the first quarter of 2004 mainly consisted of $71,000 in the recovery of mortgage servicing receivables, $39,000 in mortgage fee income and $56,000 in interest income on repurchased mortgage loans. The expenses mainly consist of professional fees related to the completion of the sale of the mortgage banking business of approximately $140,000 and bonuses paid to the former mortgage executives for the collection of mortgage servicing receivables along with their employer payroll taxes for the payment of salary and bonus of approximately $168,000.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

During the first quarter of 2005, our total assets increased $34.9 million, or 7%, to $548.3 million from $513.4 million as of December 31, 2004. The increase in total assets from December 31, 2004 was mainly comprised of a $29.3 million, or 7%, increase in the Bank’s commercial loans. Our increase in total assets corresponded with a $33.6 million, or 8%, increase in deposits from December 31, 2004. At March 31, 2004, we had total assets of $392.9 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At March 31, 2005, interest-earning assets totaled $515.0 million and represented 94% of total assets. This represents a $38.1 million, or 8%, increase from December 31, 2004, when interest-earning assets totaled $476.9 million, or 93%, of total assets. This increase was mainly related to increases of $29.3 million in the Bank’s commercial banking loan portfolio and $9.7 million in the Bank’s interest-bearing deposits with other banks and federal funds sold from December 31, 2004. See “—Financial Condition—Financial Condition of Our Commercial Banking Business” below. At March 31, 2004, our interest-earning assets totaled $356.6 million and represented 91% of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio only, as detailed below under “—Financial Condition—Financial Condition of Our Commercial Banking Business.”

Premises and Equipment

We had premises and equipment of $12.9 million at March 31, 2005, compared to $11.5 million at December 31, 2004 and $8.4 million at March 31, 2004. The increase in premises and equipment from December 31, 2004 to March 31, 2005 was primarily due to the purchase of a parcel of land in Cherokee County for approximately $1.1 million for a future branch site in Canton, Georgia, and expenses related to the construction of a full service branch in Adairsville, Georgia in Bartow County to replace the current loan production office. The increase of $4.5 million from March 31, 2004 to March 31, 2005 was attributable to the Bank purchasing two parcels of land in Cherokee County for a total cost of approximately $2.5 million for two future branch sites, purchasing one parcel of land in Forsyth County for a total of approximately $444,000 for a future branch site that will replace our current leased office in Cumming, Georgia, constructing of a full service branch in Cartersville, Georgia in Bartow County that was completed in 2004 with a total cost of approximately $990,000 and construction of a full service branch in Adairsville, Georgia in Bartow County that will replace the current loan production office.

Cash Surrender Value of Life Insurance

In 1999, Crescent Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At March 31, 2005, the total cash value of life insurance was $6.3 million. At December 31, 2004 and March 31, 2004, the total cash value of the life insurance was $6.3 million and $5.6 million, respectively. The increase of $0.7 million from March 31, 2004 to March 31, 2005 was due to policy earnings and the purchase of additional life insurance with the addition of one new officer to the supplemental retirement plan.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first three months of 2005, our average commercial banking loans were $450.0 million. These loans constituted 91% of our average consolidated earning assets and 83% of our average consolidated total assets. For the first three months of 2004, we had average commercial banking loans of $293.5 million, or 88% of our average consolidated earning assets and 77% of our average consolidated total assets. For the twelve month period ended December 31, 2004, we had average commercial banking loans of $351.9 million, or 90% of our average consolidated earning assets and 80% of our average consolidated total assets. Commercial banking loans at March 31, 2005, December 31, 2004 and March 31, 2004 were $462.7 million, $433.4 million and $313.1 million, respectively. The 53% increase in average commercial banking loans during the three month period ending March 31, 2005 compared to the same period in 2004 was the result of higher loan demand in the Bank’s service area, as well as the expansion of the Bank’s operations in each of Bartow, Cherokee, and Forsyth Counties, Georgia.

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

The Bank’s grading system is similar to the grading systems used by bank regulators in analyzing loans. To grade a loan the Bank considers:

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

The general component of the methodology involves an analysis of actual loan loss experience, a comparison of the actual loss experience of banks in the Bank’s peer group, and carefully developed assumptions about the economy generally. We also consider the regulatory guidance provided by the Federal Financial Institution Examination Council’s Interagency Policy Statement on Allowance for Loan Losses Methodologies, as well as other widely accepted guidance for banks and savings institutions generally.

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

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation, or the “FDIC,” and the Georgia Department of Banking and Finance, or the “Georgia Department,” may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

While it is the Bank’s policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of loss that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The allowance for loan losses totaled $6.0 million, or 1.29% of total commercial banking loans, at March 31, 2005, $5.8 million, or 1.34% of total loans at December 31, 2004, and $3.7 million, or 1.17% of total commercial banking loans at March 31, 2004. During the first three months of 2005, we made a provision for loan losses of $388,000, which was primarily due to the $29.3 million increase we experienced in commercial banking loans during that period. Net charge-offs for the three months ended March 31, 2005 were $249,044, or 0.22% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2004 were $607,150, or 0.17% of average loans outstanding, and for the three months ended March 31, 2004 were $100,883, or 0.14% (annualized) of average outstanding loans. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at March 31, 2005 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and the uncertainties in the economy created by the war against terrorism, additions to the allowances and charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at such time.

Total Non-Performing Commercial Banking Assets

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. Crescent Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. We recognize interest on these non-accrual loans only when we receive the interest. Crescent Bank had approximately $155,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of March 31, 2005 compared to approximately $397,000 and $1.6 million, respectively, as of December 31, 2004 and March 31, 2004. Our non-performing commercial banking loans at March 31, 2005 amounted to $2.7 million compared to $1.4 million at December 31, 2004 and $571,000 at March 31, 2004. Crescent Bank had no renegotiated commercial banking loans at March 31, 2005, December 31, 2004 or March 31, 2004. The increase in non-performing commercial banking loans from December 31, 2004 to March 31, 2005 was mainly related to one loan relationship. This loan relationship totaling approximately $1.0 million is secured by commercial farming equipment, a residential home and mobile homes with land lots; however, during the first quarter of 2005 the Bank discovered problems with the title to the mobile homes and land lots that may result in this loan being less well-secured than the Bank had originally determined in granting the loan.

The Bank experienced a slight deterioration in the loan portfolio in 2004 and 2005. This deterioration was mainly attributable to the slow down in the economy over the past year, and the related credit and repayment risks created by that slow down. The Bank has evaluated these loan relationships and foreclosed properties, and, based on available information, presently feels that it is in a well-secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

Total non-performing commercial assets totaled $4.4 million at March 31, 2005. This compares to total non-performing commercial assets of approximately $3.7 million at December 31, 2004 and $5.6 million at March 31, 2004. The Bank foreclosed upon two commercial banking loans totaling approximately $300,000 during the first three months of 2005. Both properties are residential homes under construction. During the first three months of 2005, the Bank sold two properties totaling approximately $74,000 that were foreclosed upon in 2003 and two properties totaling approximately $396,000 that were foreclosed upon in 2004. The Bank sold one residential home for a loss of approximately $21,000 and three properties consisting of vacant residential home lots for a net loss of $7,000. The Bank also had one loan of approximately $243,000 on a residential home that had been foreclosed upon in 2004 pay-off in full during the first quarter of 2005. Of the Bank’s $1.6 million in foreclosed properties that have not been sold, $1.0 million are related to three loan relationships. One of the properties totaling approximately $215,000 is a residential home located in Pickens County, Georgia. During the fourth quarter of 2004, the Bank wrote down this property by approximately $35,000 based upon new appraisals and evaluations of the market for the property. The second of the properties totaling approximately $481,000 is a residential subdivision development in Dalton, Georgia, which was originally foreclosed on in 2003 and recorded at a value of approximately $990,000. The Bank sold 17 lots of the residential subdivision development for approximately $509,000 during 2004 and the first quarter of 2005 and owns an additional 18 lots in the subdivision. The other property totaling approximately $300,000 consists of two residential homes under construction that were foreclosed on from a residential home builder in the first quarter of 2005. Of the remaining $629,000 in foreclosed properties, approximately $336,000 is residential homes, $250,000 is mobile homes with land lots and $43,000 is vacant land lots. Crescent Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

The following table shows Crescent Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, other than the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $206,000 from December 31, 2004 to March 31, 2005. The increase in potential problem commercial loans from December 31, 2004 to March 31, 2005 was mainly related to one loan relationship with a residential home builder totaling approximately $975,000. The loan relationship is secured by three residential homes under construction and the entire loan relationship was placed on non-accrual status in April 2005. This increase in potential problem loans in the first quarter of 2005 was offset by the foreclosure on a potential problem loan relationship totaling approximately $380,000 and by a charge-off of a potential problem loan relationship of approximately $121,000. Management feels that the loans categorized as potential problem loans at March 31, 2005 are adequately collateralized and believes that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

	March 31, 2005	December 31, 2004	March 31, 2004
Non-performing loans (1)	$2,721,437	$1,367,757	$571,469
Foreclosed properties	1,653,793	2,366,955	5,021,104

Total non-performing assets	$4,375,230	$3,734,712	$5,592,573

Loans 90 days or more past due on accrual status	$155,290	$396,726	$1,578,339
Potential problem loans (2)	$5,251,208	$5,044,911	$1,989,021
Potential problem loans/total loans	1.13%	1.16%	0.64%
Non-performing assets/total loans and foreclosed properties	0.94%	0.86%	1.76%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	0.98%	0.95%	2.25%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $51.3 million at March 31, 2005, compared to $41.5 million at December 31, 2004 and $40.9 million at March 31, 2004. At March 31, 2005, the Bank had federal funds sold and interest-bearing deposits with other banks of $31.9 million, compared to $22.2 million at December 31, 2004 and $19.2 million at March 31, 2004. The increase in federal funds sold and interest-bearing deposits with other banks of $9.7 million from December 31, 2004 was due to the Bank increasing its local deposits in order to fund the purchase of Futurus Financial Services, Inc. on April 1, 2005. Investment securities and restricted equity securities totaled $19.4 million at March 31, 2005, compared to $19.3 million at December 31, 2004 and $21.7 million at March 31, 2004. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $2.8 million and shares held in The Bankers Bank in the amount of $165,975 at March 31, 2005.

Unrealized gains (losses) on securities amounted to $(187,162) at March 31, 2005, $278,603 at March 31, 2004 and $(19,488) at December 31, 2004. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. Management of the Bank believes all unrealized losses as of March 31, 2005 represent temporary impairment resulting from temporary changes in the interest rate market and not as a result of credit deterioration. Total impairment represents less than 2% of amortized cost. All bonds held at March 31, 2005 that have unrealized losses are rated AAA by Moody’s and AAA by Standard and Poor’s rating agencies. In addition, all of the securities are backed by the U.S. Government or one of its agencies or quasi-agencies.

Total Commercial Bank Deposits

Crescent Bank’s commercial deposits totaled $443.7 million, $410.1 million and $307.8 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively, representing an increase of 8.2% over the year ended December 31, 2004 and 44% over the three-month period ended March 31, 2004. Commercial deposits averaged $432.1 million during the three-month period ended March 31, 2005, $346.4 million during the twelve-month period ended December 31, 2004 and $301.2 million during the three-month period ended March 31, 2004. The increase in deposits from December 31, 2004 to March 31, 2005 is due to the Bank running several deposit promotions during the first quarter of 2005, including a high yield money market account and several certificate of deposit specials. Certificates of deposit within the Bank’s market area have increased approximately $24.8 million and money market accounts have increased approximately $12.4 million since December 31, 2004. The Bank has run deposit specials involving increased interest expense in the last six months of 2004 and in the first quarter of 2005 due to the strong competition in its market area for local deposits, and in order to fund the high level of loan growth that the Bank has experienced. Interest-bearing deposits represented 92% of total deposits at March 31, 2005, compared to 91% at December 31, 2004 and 89% at March 31, 2004. Certificates of deposits comprised 74% of total interest-bearing deposits for March 31, 2005, compared to 74% at December 31, 2004 and 78% at March 31, 2004. The composition of these deposits is indicative of the interest rate-conscious market in which Crescent Bank operates. We cannot provide any assurance that the Bank will be able to maintain or increase its market share of deposits in its highly competitive service area. We attempt to offset potential decreases in our share of local deposits by accepting out of market and brokered deposits. The Bank had $53.7 million of out of market and brokered deposits as of March 31, 2005, compared to $56.7 million and $33.3 million at December 31, 2004 and March 31, 2004, respectively. The cost of brokered deposits has generally been approximately 10 to 15 basis points lower than the costs of deposits of similar maturity in the local market. However, in the fourth quarter of 2004 and in the first quarter of 2005, the cost of out of market and brokered deposits has increased to levels equal to or in excess of that in our local market. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely.

Total Commercial Bank Borrowings

At March 31, 2005, the Bank had borrowed $39.0 million in Federal Home Loan Bank advances at maturity terms ranging from six months to ten years and with an average rate of 2.87%. In the first quarter of 2005, Crescent Bank has not borrowed any additional funds from the Federal Home Loan Bank. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, a lien on the commercial bank’s commercial real estate loans, its investment securities and Federal Home Loan Bank stock. The Bank had borrowed $21.0 million in Federal Home Loan Bank advances at March 31, 2004.

Financial Condition of Our Mortgage Banking Business

At March 31, 2005 and December 31, 2004, the Company had no assets and liabilities of $3,396,544 and $3,727,635, respectively, related to discontinued operations. These liabilities consisted of the allowance for the recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans along with reliance on the quality control department to randomly test loans that had been sold. Purchasers of loans typically conducted their own review of the loans, and the Company regularly made representations and warranties to purchasers of mortgage loans that, if breached, would require the Company to indemnify the purchaser for losses or to repurchase the loans. At March 31, 2005 and December 31, 2004, the Company had approximately $7.6 million and $8.0 million of mortgage loans, respectively, for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has set up a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at March 31, 2005 and December 31, 2004 for future losses was $3.4 million and $3.7 million, respectively, and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. During the first quarter of 2005, the Company’s allowance for recourse liability was reduced by $331,091 paid to third party purchasers of certain mortgage loans indemnified by the Company.

At March 31, 2005, we carried $1.4 million of mortgage servicing rights on our balance sheet, compared to $1.5 million at December 31, 2004 and $3.3 million at March 31, 2004. We held servicing rights with respect to loans with unpaid principal balances totaling $263 million at March 31, 2005, compared to $284 million at December 31, 2004 and $696 million at March 31, 2004. The decrease in the Bank’s servicing portfolio was primarily due to pay downs of loans and the sale of servicing rights with respect to approximately $275.9 million of loans in 2004.

The market value of our servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. According to an independent valuation, the estimated fair value of our mortgage servicing rights at March 31, 2005 was approximately $2.7 million, compared to the carrying value of $1.4 million. We cannot provide assurance that we will continue to experience a market value of our servicing portfolio in excess of the cost to acquire the servicing rights, nor can we provide assurance as to the expected life of our servicing portfolio, or as to the timing or amount of any sales of our retained servicing rights.

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

Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and requires us to cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital also may be required, depending upon the organization’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. The Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%.

At March 31, 2005, Crescent Bank’s leverage ratio was 9.65% compared to 10.27% at December 31, 2004 and 13.45% at March 31, 2004. In first quarter of 2004, following the sale of its wholesale residential mortgage business, CMS contributed $20.75 million in available capital to the Company, and subsequently, the Company contributed $17.0 million of the $20.75 million to the Bank.

At March 31, 2005, our total consolidated shareholders’ equity was $51.0 million, or 9.31% of total consolidated assets, compared to $50.1 million, or 9.77% of total consolidated assets, at December 31, 2004 and $51.8 million, or 13.20% of total consolidated assets, at March 31, 2004. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first three months of 2005 was the result of the increase in the Bank’s total consolidated assets, particularly commercial banking loans, which increased by approximately $29.3 million, or 7%, during this period.

At March 31, 2005, our ratio of total consolidated capital to risk-adjusted assets was 11.95%, 10.77% of which consisted of tangible common shareholders’ equity. A quarterly dividend of $0.085 was declared in March 2005 and was paid on April 20, 2005. As of December 31, 2004, total consolidated capital to risk-adjusted assets was 12.55%, 11.32% of which consisted of tangible common shareholders’ equity, and as of March 31, 2004, our ratio of total consolidated capital to risk-adjusted assets was 16.33%, 15.30% of which consisted of tangible common shareholders’ equity,.

In connection with the completion of our offering and sale of $3.5 million of trust preferred securities on November 9, 2001, we repaid a portion of our outstanding loan from The Bankers Bank and replaced the remaining $2.6 million that we had outstanding under that loan with a new $2.6 million line of credit with The Bankers Bank. In June of 2003, the Bank increased its line of credit with The Bankers Bank from $2.6 million to $4.6 million. With this increase, we agreed to increase our minimum capital level from $13 million to $20 million and to maintain a Tier 1 Leverage Ratio of 7.0% rather than 7.50%. Our borrowings under this line of credit accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, less 0.50%. Under the terms of the line of credit, we are required to make payments of interest only for 12 months, due on a quarterly basis, followed by ten equal principal payments over 10 years, with interest due quarterly. We were in compliance with all the covenants of this line of credit at March 31, 2005. We currently have borrowed the full amount available under this line of credit. Our line of credit with The Bankers Bank is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event of an uncured default under this line of credit, The Bankers Bank could foreclose upon the common stock of the Bank and deprive the Company of one of its principal sources of income.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities and securities held for sale. These average liquid assets totaled $52.8 million, $46.9 million and $44.4 million during the three month period ended March 31, 2005, the three month period ended March 31, 2004, and the twelve month period ended December 31, 2004, representing 12%, 16% and 11% of average deposits for those periods, respectively. Average liquid assets increased by approximately $5.9 million from December 31, 2004 to March 31, 2005 and as a percentage of average deposits decreased only slightly from December 31, 2004 to March 31, 2005. The Bank on average held a higher balance of federal funds sold and interest-bearing deposits at other banks during the first quarter of 2005 in preparation for the purchase of Futurus Financial Services, Inc. on April 1, 2005. Average net commercial banking loans were 96%, 93% and 95% of average commercial bank deposits and borrowings during the three month periods ended March 31, 2005 and March 31, 2004, and the twelve month period ended December 31, 2004, respectively. Average interest-earning assets were 105%, 106% and 106% of average commercial banking deposits and borrowings during the three month periods ended March 31, 2005 and March 31, 2004, and the twelve month period ended December 31, 2004, respectively. The ratio of average net commercial banking loans to average commercial banking deposits and borrowings increased slightly during the three month period ended March 31, 2005 indicating that the Bank’s liquidity is tightening. The increase in this percentage is mainly due to the growth in the Bank’s commercial loan production of approximately $29 million in the first quarter of 2005. In response to this loan growth, the Bank has run deposit specials involving increased interest expenses in the first quarter of 2005 due to the strong competition in its market area for local deposits, and in order to fund the high level of loan growth that the Bank has experienced.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $18.5 million and maintains a line of credit up to approximately $47.4 million at the Federal Home Loan Bank secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans. At March 31, 2005 we had $39.0 million in the Federal Home Loan Bank Advances outstanding and no amounts outstanding on our federal funds lines of credit. For the quarter ended March 31, 2005, the average balance in Federal Home Loan Bank advances was approximately $39.0 million. Of the $39.0 million in advances outstanding, all of the advances are secured by a lien on the Bank’s 1 -4 family first lien mortgage loans, a lien on commercial real estate loans, its investment securities and Federal Home Loan Bank stock. The Bank currently is holding approximately $12.0 million in unpledged investment securities and has approximately $8.0 million excess borrowing capacity on its 1 – 4 family first lien mortgage and commercial real estate lines of credit, which gives the Bank the ability to borrow an additional $20 million in Federal Home Loan Bank advances at March 31, 2005. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In 2004, the Bank had used out-of market and brokered deposits to provide liquidity in order to fund loan growth in that out-of market and brokered deposits were usually approximately 10 to 15 basis points lower than the cost of deposits of similar maturity in the local market. However, in the fourth quarter of 2004 and in the first quarter of 2005, the cost of out of market and brokered deposits increased to levels equal to or even in excess of that in our local market. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did in the first quarter of 2005, if its liquidity position remains under pressure. In the first quarter of 2005, the Bank ran several deposit promotions, including a high yield money market account and several certificate of deposit specials, in order to fund the high level of loan growth experienced during this period. Certificates of deposit within the Bank’s market area increased approximately $24.8 million and money market accounts increased approximately $12.4 million since December 31, 2004. The cost of funds of interest-bearing deposits increased from 2.83% in the fourth quarter of 2004 to 3.02% in the first quarter of 2005. As seen in the first quarter of 2005, an increase in deposit rates can adversely affect our net interest margin and net income.

Commercial Commitments

The following table presents our other commercial commitments at March 31, 2005. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$83,261	$55,262	$24,094	$57	$3,848
Letters of Credit (2)	2,431	2,278	153	—	—

Total commercial commitments	$85,692	$57,540	$24,247	$57	$3,848

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

At March 31, 2005, the Company has no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and thereby achieve reasonably stable earnings and preserve the value of our equity. Changes in interest rates affect our volume of mortgage production and the value and retention of mortgage servicing rights. Changes in interest rates also affect our net interest margin and net interest income because such changes affect the amount of interest we receive on interest-bearing assets and the amount of interest we pay on interest-bearing liabilities.

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at March 31, 2005. Approximately 73% of earning assets and 65% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year cumulative time period, was $75.8 million, or 13.8% of total assets.

Interest Rate Sensitivity Gaps

As of March 31, 2005

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$301,597	$38,713	$96,744	$25,633	$462,687
Investment securities	209	655	7,406	11,122	19,392
Mortgage loans held for sale	963	—	—	—	963
Federal funds sold	27,239	—	—	—	27,239
Interest-bearing deposits in other banks	4,699	—	—	—	4,699

Total interest-earning assets	$334,707	$39,368	$104,150	$36,755	$514,980

Interest-bearing liabilities
Interest-bearing demand deposits	$108,286	—	—	—	$108,286
Time deposits	56,280	115,556	130,170	—	302,006
Other borrowings	—	17,460	23,380	5,445	46,285

Total interest-bearing liabilities	$164,566	$133,016	$153,550	$5,445	$456,577

Interest sensitivity gap	$170,141	$(93,648)	$(49,400)	$31,310	$58,403
Interest sensitivity gap – cumulative	$170,141	$76,493	$27,093	$58,403	$58,403

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented in the preceding table. This means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. At March 31, 2005, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the shock test. The shock test projects the effect of an interest rate increase and decrease of 100 and 200 basis points on our rate sensitive assets and liabilities, mortgage servicing rights and mortgage production.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates while high inflation generally has resulted in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which reflected that interest rates remained fairly steady in 2002 and 2003, only dropping 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation slowly started to increase with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. In February and March 2005, the Federal Reserve raised these rates by a total of 50 basis points and indicated that further increases were likely in the future.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our shareholders’ equity. The value of mortgage servicing rights is also affected by changes in, and expectations of changes in, interest rates and prepayment rates on mortgage loans. Generally, if interest rates increase, the value of mortgage servicing rights increases, and if prepayment rates increase, the value of mortgage servicing rights decreases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of Shareholders of the Company was held on April 21, 2005, at which time the following matters were brought before and voted upon by the shareholders:

The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

Name	Term expiring	For	Withhold Authority or Against	Abstentions and Broker Non-Votes
J. Donald Boggus, Jr., Class II Director	2008	2,026,656	243	0
Charles Gehrmann, Class II Director	2008	2,026,656	243	0

The following directors’ terms of office continued after the Annual Meeting of Shareholders: Michael W. Lowe (Class III Director), Janie Whitfield (Class III Director), Cecil Pruett (Class III Director), John S. Dean, Sr. (Class I Director) and Charles R. Fendley (Class I Director).

Item 5. Other Information—None

Item 6. Exhibits

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

CRESCENT BANKING COMPANY
(Registrant)

Date: May 13, 2005	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: May 13, 2005	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.