Form 10-Q
period 2005-06-30
CRESCENT BANKING CO
filed 2005-08-12
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 12, 2005, Crescent Banking Company had 2,579,264 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$14,516,027	$11,672,894
Interest-bearing deposits in banks	488,683	8,991,796
Federal fund sold	20,489,000	13,210,000
Investment securities available-for-sale	14,686,583	13,993,047
Investment securities held-to-maturity, at cost (fair value approximates $2,061,000 and $2,978,000, respectively)	2,068,929	2,725,220
Restricted equity securities	3,383,975	2,601,775
Mortgage loans held for sale	739,467	2,002,958
Loans	571,725,572	433,356,643
Less allowance for loan losses	(7,450,201)	(5,828,027)

Loans, net	564,275,371	427,528,616
Premises and equipment	15,421,513	11,507,789
Other real estate owned	1,610,793	2,366,955
Mortgage servicing rights	1,357,066	1,505,528
Cash surrender value of life insurance	7,822,091	6,270,456
Goodwill	3,427,702	—
Deposit intangible	619,159	333,574
Deferred tax asset	4,812,705	3,152,968
Accounts receivable-brokers and escrow agents	283,834	448,429
Other assets	5,493,929	5,051,097

Total Assets	$661,496,827	$513,363,102

Liabilities
Deposits
Noninterest-bearing	$40,160,190	$35,333,077
Interest-bearing	504,179,059	374,753,387

Total deposits	544,339,249	410,086,464
Short-term borrowings	17,460,000	13,460,000
Long-term borrowings	38,825,000	32,825,000
Accrued interest and other liabilities	3,933,236	3,133,434
Liabilities related to discontinued operations	3,367,087	3,727,635

Total liabilities	607,924,572	463,232,533
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,579,264 and 2,499,735 issued, respectively	2,579,264	2,499,735
Capital surplus	18,996,453	17,029,652
Retained earnings	32,397,618	30,908,966
Treasury stock, 16,668 shares	(296,091)	(296,091)
Accumulated other comprehensive loss	(104,989)	(11,693)

Total shareholders’ equity	53,572,255	50,130,569

Total liabilities and shareholders’ equity	$661,496,827	$513,363,102

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$8,958,169	$4,796,467	$15,892,569	$9,081,212
Mortgage loans held for sale	13,242	20,838	59,277	38,201
Taxable securities	211,004	200,622	400,040	451,074
Deposits in banks	18,348	2,892	57,039	4,700
Federal funds sold	121,383	33,688	243,293	73,897

Total interest income	9,322,146	5,054,507	16,652,218	9,649,084
Interest expense
Deposits	3,792,782	1,775,951	6,719,642	3,390,476
Short-term borrowings	104,653	36,779	206,878	58,773
Long-term borrowings	328,189	140,916	604,636	264,238

Total interest expense	4,225,624	1,953,646	7,531,156	3,713,487
Net interest income	5,096,522	3,100,861	9,121,062	5,935,597
Provision for loan losses	760,000	500,000	1,148,000	1,017,000

Net interest income after provision for loan losses	4,336,522	2,600,861	7,973,062	4,918,597
Non-interest income
Service charges on deposit accounts	228,574	246,259	442,753	482,029
Mortgage servicing fee income	189,851	480,707	402,178	1,001,512
Gains on call of investment securities	65,628	13,654	324,875	16,662
Gains on sales of SBA loans	246,880	275,885	425,347	289,488
Other operating income	351,204	277,883	721,570	577,842

Total non-interest income	1,082,137	1,294,388	2,316,723	2,367,533
Non-interest expenses
Salaries and employee benefits	1,898,446	1,246,786	3,483,324	2,443,836
Occupancy and equipment	395,036	220,012	672,795	449,485
Supplies, postage, and telephone	267,351	192,590	481,534	370,001
Advertising	145,638	105,762	251,266	205,171
Insurance expense	56,156	49,639	99,812	94,839
Depreciation and amortization	376,227	369,705	687,710	737,795
Legal and professional	376,371	234,112	658,630	402,602
Director fees	76,200	52,300	119,100	110,350
Mortgage subservicing expense	100,503	173,839	201,695	403,451
Foreclosed asset expense, net	17,960	49,188	79,920	113,694
Other operating expenses	265,865	179,080	458,171	376,039

Total non-interest expenses	3,975,753	2,873,013	7,193,957	5,707,263
Income from continuing operations before income taxes	1,442,906	1,022,236	3,095,828	1,578,867
Applicable income taxes	543,154	380,553	1,179,116	598,052

Income from continuing operations	899,752	641,683	1,916,712	980,815
Loss from operations of discontinued mortgage subsidiary, net of tax benefit of $0 and $(14,682) for the three months ended and $0 and $(109,041) for the six months ended	—	(31,701)	—	(178,829)

Net income	899,752	609,982	1,916,712	801,986
Other comprehensive income
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	7,309	(388,552)	(93,296)	(248,495)

Comprehensive income	$907,061	$221,430	$1,823,416	$553,491

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Earnings per share
Basic earnings per share	$0.36	$0.25	$0.77	$0.32
Diluted earnings per share	$0.35	$0.24	$0.75	$0.32

Earnings per share from continuing operations
Basic earnings per share from continuing operations	$0.36	$0.26	$0.77	$0.40
Diluted earnings per share from continuing operations	$0.35	$0.26	$0.75	$0.39

Loss per share from discontinued operations
Basic loss per share from discontinued operations	$—	$(0.01)	$—	$(0.07)
Diluted loss per share from discontinued operations	$—	$(0.01)	$—	$(0.07)

Cash dividends per share of common stock	$0.085	$0.08	$0.17	$0.16

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2005	2004
Operating Activities
Net income	$1,916,712	$801,986
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	178,829
Amortization (accretion) of discount on securities	14,503	(129,032)
Amortization of deposit intangible	49,970	37,064
Net gain on call of investment securities	(324,875)	(16,662)
Net (gain) loss on sale of other real estate owned	32,380	(23,318)
Net loss on sale/disposal of premises and equipment	21,087	—
Amortization of mortgage servicing rights	148,462	336,593
Provision for loan losses	1,148,000	1,017,000
Depreciation	489,279	364,138
Net decrease in mortgage loans held for sale	1,263,491	77,371
Acquisition of mortgage servicing rights	—	(1,447)
Income on life insurance policies	(123,552)	(115,077)
Increase in deferred income taxes	—	(18,070)
Increase in interest receivable	(910,020)	(189,499)
Decrease in accounts receivable – brokers and escrow agents	164,595	2,747,786
Increase in interest payable	236,107	12,730
Net cash used in discontinued operations	(360,548)	(8,379,093)
Net other operating activities	426,634	4,035,481

Net cash provided by operating activities	4,192,225	736,780

Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	8,503,113	(668,299)
Purchase of securities available-for-sale	(1,036,114)	(10,449,739)
Proceeds from sales of securities available-for-sale	—	6,677,499
Proceeds from maturities/calls of securities available-for-sale	1,343,664	4,388,317
Proceeds from maturities/calls of securities held-to-maturity	914,675	1,761,703
(Purchase) sale of other securities	(619,400)	75,200
Purchase of life insurance policies	—	(490,000)
Net cash paid in acquisition	(6,501,151)	—
Proceeds from sale of other real estate owned	753,805	1,254,027
Sale of premises and equipment	2,100	—
Net increase in federal funds sold	(7,083,989)	(1,425,000)
Net increase in loans	(88,095,994)	(78,213,708)
Purchase of premises and equipment	(2,562,195)	(1,522,918)
Net cash used in discontinued operations	—	108,128

Net cash used in investing activities	(94,381,486)	(78,504,790)

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the six months ended June 30,
	2005	2004
Financing Activities
Net increase in deposits	83,405,454	54,643,282
Net increase in borrowings	10,000,000	16,105,000
Proceeds from the exercise of stock options	55,000	262,471
Purchase of treasury stock	—	(260,000)
Dividends paid	(428,060)	(395,744)
Net cash used in discontinued operations	—	(567,891)

Net cash provided by financing activities	93,032,394	69,787,118

Net increase (decrease) in cash and due from banks	2,843,133	(7,980,892)
Cash and due from banks at beginning of year	11,672,894	16,850,685

Cash and due from banks at end of period	$14,516,027	$8,869,793

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$7,233,761	$3,868,031
Cash paid during period for taxes	1,669,180	669,017
Principal balances of loans transferred to other real estate owned	300,000	169,695
Unrealized loss on securities available for sale, net	(93,296)	(248,495)
Fair value of assets acquired	61,435,402	—
Fair value of liabilities assumed	51,279,848	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2004 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim periods.

Certain reclassifications have been made to 2004 consolidated financial information to conform to the presentation of 2005 information. Such reclassifications had no effect on previously reported consolidated net income or consolidated shareholders’ equity.

NOTE 2—DISCONTINUED OPERATIONS

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Under the definitive agreement, Carolina purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their carrying value. The Company was to be paid 100% of the pre-tax income of the divested mortgage business during the first 60 days following closing as well as 30% of the pre-tax income of the divested mortgage business for the nine months following the first 60-day period. The Company received no payments from Carolina Financial from either period due to the losses experienced by Carolina Financial’s mortgage subsidiary. The Company retained the mortgage servicing portfolio, which was approximately $240 million at June 30, 2005.

Summarized information for the operations of the discontinued wholesale mortgage business is as follows. Because the Company had no revenues from or expenses related to the discontinued wholesale mortgage business for the three or six month periods ending June 30, 2005, no information is presented for those periods:

For the three months ended June 30, 2004
Revenues	$176,586
Expenses	222,969

Pretax loss from operations of discontinued mortgage subsidiary	$(46,383)

For the six months ended June 30, 2004
Revenues	$370,004
Expenses	657,874

Pretax loss from operations of discontinued mortgage subsidiary	$(287,870)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

The consolidated balance sheets at June 30, 2005 and December 31, 2004 include no assets and include liabilities of $3,367,087 and $3,727,635, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. Purchasers of loans typically conducted their own review of the loans, and the Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans along with reliance on the quality control department to randomly test loans that had been sold. At June 30, 2005 and December 31, 2004, the Company had approximately $7.6 million and $8.0 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at June 30, 2005 and December 31, 2004 for future losses was $3.4 million and $3.7 million, respectively, and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The table below shows the changes in the allowance for recourse obligation from December 31, 2004 to June 30, 2005.

Changes in the allowance for recourse obligation are as follows:

2005
Balance at December 31, 2004	$3,727,635
Provisions for recourse obligations	—
Refund from mortgage insurance company	35,000
Losses indemnified	(395,548)

Balance at June 30, 2005	$3,367,087

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2005, the Company was servicing loans for others with principal balances totaling $240 million.

NOTE 5—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended June 30, 2005
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$899,752	2,519,543	$0.36
Effect of dilutive securities (stock options)		68,472
Diluted earnings per share	$899,752	2,588,015	$0.35

Continuing Operations
Basic earnings per share	$899,752	2,519,543	$0.36
Effect of dilutive securities (stock options)		68,472
Diluted earnings per share	$899,752	2,588,015	$0.35

	Three Months Ended June 30, 2004
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$609,982	2,475,467	$0.25
Effect of dilutive securities (stock options)		30,154
Diluted earnings per share	$609,982	2,505,621	$0.24

Continuing Operations
Basic earnings per share	$641,683	2,475,467	$0.26
Effect of dilutive securities (stock options)		30,154
Diluted earnings per share	$641,683	2,505,621	$0.26

Discontinued Operations
Basic earnings (loss) per share	$(31,701)	2,475,467	$(0.01)
Effect of dilutive securities (stock options)		—
Diluted earnings (loss) per share	$(31,701)	2,475,467	$(0.01)

NOTE 5—EARNINGS (LOSS) PER SHARE (Continued)

	Six Months Ended June 30, 2005
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,916,712	2,501,406	$0.77
Effect of dilutive securities (stock options)		66,716
Diluted earnings per share	$1,916,712	2,568,122	$0.75

Continuing Operations
Basic earnings per share	$1,916,712	2,501,406	$0.77
Effect of dilutive securities (stock options)		66,716
Diluted earnings per share	$1,916,712	2,568,122	$0.75

	Six Months Ended June 30, 2004
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$801,986	2,470,642	$0.32
Effect of dilutive securities (stock options)		39,490
Diluted earnings per share	$801,986	2,510,132	$0.32

Continuing Operations
Basic earnings per share	$980,815	2,470,642	$0.40
Effect of dilutive securities (stock options)		39,490
Diluted earnings per share	$980,815	2,510,132	$0.39

Discontinued Operations
Basic earnings (loss) per share	$(178,829)	2,470,642	$(0.07)
Effect of dilutive securities (stock options)		—
Diluted earnings (loss) per share	$(178,829)	2,470,642	$(0.07)

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION

Prior to December 31, 2003, the Company had two reportable segments: (1) commercial banking, and (2) wholesale mortgage banking. The commercial banking segment provides traditional banking services (including retail mortgage loan originations) offered through Crescent Bank & Trust Company, the Company’s wholly-owned commercial banking subsidiary (the “Bank”). The wholesale mortgage banking segment provided wholesale mortgage loan origination and servicing offered through Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”). The Company discontinued its wholesale mortgage operations in connection with the sale of its wholesale mortgage business conducted by CMS effective December 31, 2003 (See Note 2—Discontinued Operations).

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

	For the Three Months Ended June 30, 2005			Total
	Commercial Banking	Wholesale Mortgage Banking	Eliminations
Interest income	$9,322,146	$—	—	$9,322,146
Interest expense	$4,225,624	$—	—	$4,225,624

Net interest income	$5,096,522	$—	—	$5,096,522
Provision for loan loss	$760,000	—	—	$760,000
Other revenue from external customers	$1,082,137	$—	—	$1,082,137
Other expenses	$3,975,753	$—	—	$3,975,753
Segment pre-tax earnings	$1,442,906	$—	—	$1,442,906
Segment assets	$661,496,827	$—	—	$661,496,827

	For the Three Months Ended June 30, 2004			Total
	Commercial Banking	Wholesale Mortgage Banking	Eliminations
Interest income	$5,054,507	$16,228	—	$5,070,735
Interest expense	$1,953,646	$—	—	$1,953,646

Net interest income	$3,100,861	$16,228	—	$3,117,089
Provision for loan loss	$500,000	—	—	$500,000
Other revenue from external customers	$1,294,388	$160,358	—	$1,454,746
Other expenses	$2,873,013	$222,969	—	$3,095,982
Segment pre-tax earnings/(loss)	$1,022,236	$(46,383)	—	$975,853
Segment assets	$424,590,241	$309,498	—	$424,899,739

	For the Six Months Ended June 30, 2005			Total
	Commercial Banking	Wholesale Mortgage Banking	Eliminations
Interest income	$16,652,218	$—	—	$16,652,218
Interest expense	$7,531,156	$—	—	$7,531,156

Net interest income	$9,121,062	$—	—	$9,121,062
Provision for loan loss	$1,148,000	—	—	$1,148,000
Other revenue from external customers	$2,316,723	$—	—	$2,316,723
Other expenses	$7,193,957	$—	—	$7,193,957
Segment pre-tax earnings	$3,095,828	$—	—	$3,095,828

NOTE 6—SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2004			Total
	Commercial Banking	Wholesale Mortgage Banking	Eliminations
Interest income	$9,649,084	$72,268	—	$9,721,352
Interest expense	$3,713,487	$82,311	—	$3,795,798

Net interest income	$5,935,597	$(10,043)	—	$5,925,554
Provision for loan loss	$1,017,000	—	—	$1,017,000
Other revenue from external customers	$2,367,533	$297,736	—	$2,665,269
Other expenses	$5,707,263	$575,563	—	$6,282,826
Segment pre-tax earnings/(loss)	$1,578,867	$(287,870)	—	$1,290,997

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$899,752	$609,982	$1,916,712	$801,986

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	133,872	36,264	149,561	47,350

Pro forma net income	$765,880	$573,718	$1,767,151	$754,636

Consolidated earnings per share:
Basic – as reported	$0.36	$0.25	$0.77	$0.32

Basic – pro forma	$0.30	$0.23	$0.71	$0.31

Diluted – as reported	$0.35	$0.24	$0.75	$0.32

Diluted – pro forma	$0.30	$0.23	$0.69	$0.30

NOTE 8—BUSINESS COMBINATION

On August 19, 2004, the Company and the Bank signed a definitive Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, the Bank, Futurus Financial Services, Inc., a bank holding company incorporated in Georgia and headquartered in Alpharetta, Georgia (“Futurus Financial”) and Futurus Bank, N.A., a wholly owned subsidiary of Futurus Financial. Futurus Financial was a one bank holding company with approximately $56 million in assets. Futurus Bank, N.A. primarily operated in north Fulton County, Georgia. On April 1, 2005, the Company and the Bank completed the merger with Futurus Financial and Futurus Bank, N.A. Pursuant to the Merger Agreement, in a series of sequential mergers, Crescent Interim Corporation (“Crescent Interim”), a Georgia corporation and a newly formed, wholly owned subsidiary of the Bank, merged with and into Futurus Financial, immediately followed by the merger of Futurus Financial with and into the Bank, which was immediately followed by the merger of Futurus Bank, N.A. with and into the Bank. At the effective time of the mergers, which occurred simultaneously on the same day, but in the sequence provided for in the preceding sentence, the outstanding shares of Futurus Financial common stock were cancelled and in consideration therefor Futurus Financial shareholders received $10.00 per share in cash, and four holders of such outstanding Futurus Financial shares received a combination of cash and restricted shares of the Company’s common stock as provided in the Merger Agreement, aggregating consideration of $1,958,069. The Bank continues to conduct the business and operations of Futurus Bank as part of Crescent Bank.

Shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received, for each share of Futurus Financial common stock, a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $10.00 by (y) the average daily closing price of the Company’s common stock for the 15 consecutive trading days prior to the closing of the transaction. At April 1, 2005, the average daily closing price of the Company’s common stock was $26.45, which created a quotient of 0.3681. The shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received an aggregate of 74,029 shares. Shareholders of Futurus Financial receiving cash in the transaction received $10.00 in cash for each share of Futurus Financial common stock cancelled in the transaction.

The aggregate purchase consideration was approximately $10,155,554, including $8,164,224 in cash, $1,958,069 in common stock and $33,261 in stock options. The purchase price resulted in approximately $2,990,487 in goodwill and $335,555 in core deposit and customer relationship intangible. The intangible asset will be amortized over six years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Any future write-down of goodwill and amortization of the intangible asset are not deductible for income tax purposes.

The following table summarizes the fair value of assets acquired and liabilities assumed from the acquisition on April 1, 2005.

Assets:
Cash and due from banks	$1,296,771
Federal funds sold	195,011
Securities available-for-sale	1,267,392
Loans, net	50,098,761
Premises and equipment, net	1,863,995
Cash surrender value of life insurance	1,428,083
Goodwill	2,990,487
Premium on deposits purchased	335,555
Deferred income taxes	1,597,540
Other assets	361,807

Total assets acquired	61,435,402

Liabilities:
Deposits	50,847,331
Accrued interest and other liabilities	432,517

Total liabilities assumed	51,279,848

Net assets acquired	$10,155,554

NOTE 8—BUSINESS COMBINATION (Continued)

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2005 and 2004. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, merger expenses arising from the transaction, interest expense on deposits assumed, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of continuing operations as they would have been had the transactions been effected on the assumed dates.

For the three months ended June 30,	2005	2004
Net interest income from continuing operations	$5,096,522	$3,643,953
Net income from continuing operations	$899,752	$702,718

Basic earnings per share from continuing operations	$0.35	$0.28

Diluted earnings per share from continuing operations	$0.34	$0.27

For the six months ended June 30,	2005	2004
Net interest income from continuing operations	$9,638,083	$7,028,487
Net income from continuing operations	$1,810,571	$830,415

Basic earnings per share from continuing operations	$0.70	$0.33

Diluted earnings per share from continuing operations	$0.68	$0.32

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

All statements other than statements of historical fact are statements that may be forward-looking statements. Readers can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local regional national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures (including the sale to Carolina Financial Corporation of the wholesale residential mortgage business conducted by CMS and the merger with Futurus Financial Services, Inc.), including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

As of June 30, 2005, the Company had total consolidated assets of approximately $661.5 million, total deposits of approximately $544.3 million, total consolidated liabilities, including deposits, of $607.9 million and consolidated shareholders’ equity of approximately $53.6 million. The Company’s continued operations in the commercial banking segment and discontinued operations in the residential mortgage wholesale banking segment are discussed in the “Results of Operations” section of this discussion and analysis.

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, north Fulton and Cherokee Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 90% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. Also, the Company does not consider its commercial banking operations to be seasonal in nature.

Continued Expansion

Consistent with the Company’s efforts to better service its market, the Company has engaged in recent expansion of its business. We completed construction of our new Adairsville, Georgia branch office in June of 2005 and we concurrently closed the loan production office in Adairsville, Georgia that we had opened in May of 2004 to serve the needs of this community during construction of the branch. With the opening of the new Adairsville branch, the Bank has three full service branches in Bartow County, Georgia and is able to better serve the needs of many local residents. We began construction in the second quarter of 2005 on a new full service branch in Cumming, Georgia to replace our current branch location, which is being operated out of leased space in a shopping center. In the third quarter of 2005, we expect to begin construction on two new full service branches in Cherokee County, one located in south Cherokee County near Woodstock, Georgia and one located in Canton, Georgia. With the completion of these two branches, the Bank will have four full service branches in Cherokee County, which is one of the fastest growing counties in Georgia. In the second quarter of 2005, the Bank also opened a loan production office in Cobb County, Georgia.

On April 1, 2005, the Company and the Bank completed a merger with Futurus Financial Services, Inc. (“Futurus Financial”) and Futurus Bank, N.A., a wholly owned subsidiary of Futurus Financial. In a series of sequential mergers, Crescent Interim Corporation (“Crescent Interim”), a Georgia corporation and a newly formed, wholly owned subsidiary of the Bank, merged with and into Futurus Financial, immediately followed by the merger of Futurus Financial with and into the Bank, which was immediately followed by the merger of Futurus Bank, N.A. with and into the Bank. At the effective time of the mergers, which occurred simultaneously on the same day, but in the sequence provided for in the preceding sentence, the outstanding shares of Futurus Financial common stock were cancelled and in consideration therefor Futurus Financial shareholders received $10.00 per share in cash, and four holders of such outstanding Futurus Financial shares received a combination of cash and restricted shares of the Company’s common stock as provided in the Merger Agreement. The Bank continues to conduct the business and operations of Futurus Bank as part of Crescent Bank.

Shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received, for each share of Futurus Financial common stock, a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $10.00 by (y) the average daily closing price of the Company’s common stock for the 15 consecutive trading days prior to the closing of the transaction. At April 1, 2005, the average daily closing price of the Company’s common stock was $26.45, which created a quotient of 0.3681. The shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received an aggregate of 74,029 shares. Shareholders of Futurus Financial receiving cash in the transaction received $10.00 in cash for each share of Futurus Financial common stock cancelled in the transaction. The aggregate purchase consideration was approximately $10,155,554, including $8,164,224 in cash, $1,958,069 in common stock and $33,261 in stock options.

Futurus Financial was a one bank holding company with approximately $56 million in assets. Futurus Bank, N.A. primarily operated in north Fulton County, Georgia. The merger with Futurus Financial gave us a presence in the dynamic market of north Fulton County, as well as Walton and Cobb Counties, which is an excellent complement to our existing locations in the high growth markets of Forsyth, Cherokee, Bartow and Pickens Counties.

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

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth and sustain our operations. Due to the projected high volume of loan growth for 2005 and future years and the competitive pricing by competitors in several of our market areas, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out of market deposits to supplement deposit growth in our market areas and can borrow an additional $15.0 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 58% during 2004 and 32% during the first six months of 2005. Also, during the second half of 2004 and the first half of 2005, the Bank added approximately 15 new loan officers which were mainly related to the addition of three new full service branches and two new loan production offices. With the current focus on growth, the Bank must put into place the proper procedures to be able to monitor the loan growth including the quality of the loan growth. If the credit quality of the Bank’s loan portfolio declines, then the Bank’s ability to raise capital and expand could be limited.

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

In 2004 and the first six months of 2005, the Company conducted nearly all of its business through the Bank and will continue to do so. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Under the definitive agreement, Carolina Financial purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their carrying value. The Company was to be paid 100% of the pre-tax income of the divested mortgage business during the first 60 days following closing as well as 30% of the pre-tax income of the divested mortgage business for the nine months following the first 60-day period. The Company received no payments from Carolina Financial for either period due to the losses experienced by Carolina Financial’s mortgage subsidiary. The Company retained the mortgage servicing portfolio, which was approximately $240 million at June 30, 2005.

The sale of the wholesale residential mortgage business simplified the Company’s business model and allowed us to focus on our core community banking business. The Bank currently operates in some of the fastest growing counties in the United States and the reinvestment of the capital previously invested in CMS, instead of the Bank, coupled with the net proceeds from the sale of the mortgage operation, will be available to support expansion through internal growth and strategic acquisitions. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will be substantially different from the operations and financial results reported prior to 2004.

Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $74,000, $41,000, and $44,000, respectively. Our net income for the three and six months ended June 30, 2005 and June 30, 2004 would have decreased by approximately $134,000 and $150,000, respectively, and $36,000 and $47,000, respectively.

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

Recourse Obligation Reserve

In the wholesale mortgage business that we formerly operated, we regularly made representations and warranties to purchasers of our mortgage loans that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. The establishment of the recourse obligation reserve is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, industry trends and economic conditions. Before 2002, the Bank’s history of losses in connection with mortgage loans sold into the secondary market was minimal. The Company established this recourse obligation reserve initially during 2003 with the increase in the number of loans indemnified and the increase in the occurrence of losses from these loans. The trend of such losses experienced in 2003 increased in 2004 and we added an additional $2.9 million to the recourse obligation reserve. Given the limited historical information available to management with respect to the Company’s potential obligations to make indemnification payments, the evaluation of these factors involves subjective estimates and judgments that may change.

Mortgage Servicing Rights

Mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are amortized over a life of approximately 5 years. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At June 30, 2005, no valuation allowances were required for our mortgage servicing rights.

Results of Operations

General Discussion of Our Results

A principal source of our revenue comes from net interest income, which is the difference between:

•	income we receive on our interest-earning assets, such as investment securities and loans; and

•	monies we pay on our interest-bearing sources of funds, such as deposits and borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

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

In 2003, our other principal source of revenue were the fees and income we earned from the origination, holding, servicing and sale of residential first mortgage loans and mortgage servicing rights from our discontinued mortgage banking operations. Due to the sale of our wholesale residential mortgage business on December 31, 2003, we no longer earn fees and income from the origination, holding or sale of residential first mortgage loans. Because we retained the servicing rights with respect to certain mortgage loans, however, we continue to earn fees and income from the servicing of these mortgage loans and the sale of mortgage servicing rights. Revenues from the servicing of mortgage loans and the sale of mortgage servicing rights may vary significantly due to, among other things:

•	changes in the economy, generally, but particularly changes in interest rates on mortgage loans;

•	the spread we earn on the sale of mortgage servicing rights, which fluctuates with the level of interest rates and anticipated changes in rates.

Continuing Operations

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, north Fulton and Cherokee Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The sale of the Company’s wholesale residential mortgage business made available $27 million in capital that we are using to expand our commercial banking business through our ongoing branching initiatives. We completed construction of our new Adairsville, Georgia branch office in June of 2005 and we concurrently closed the loan production office in Adairsville that we had opened in May of 2004 to serve the needs of this community during the construction of our branch office. With the opening of the new Adairsville branch, the Bank has three full service branches in Bartow County, Georgia and is able to better serve the needs of many local residents. We began construction in the second quarter of 2005 on a new full service branch in Cumming, Georgia to replace our current branch location, which is being operated out of leased space in a shopping center. In the third quarter of 2005, we expect to begin construction on two new full service branches in Cherokee County, one located in south

Cherokee County near Woodstock, Georgia and one located in Canton, Georgia. With the completion of these two branches, the Bank will have four full service branches in Cherokee County, which is also one of the fastest growing counties in Georgia. The Bank also opened a loan production office in Cobb County, Georgia in the second quarter of 2005.

During 2004 and in the first half of 2005, the Bank saw a significant increase in non-interest expenses related to its expansion efforts. The costs associated with the expansion and the costs associated with carrying unleveraged capital have placed a strain on earnings from the commercial banking business. See further discussion below under “- Results of Our Commercial Banking Business.”

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking increased 84% to $9.3 million for the three months ended June 30, 2005 from $5.1 million for the three months ended June 30, 2004. Our interest income related to commercial banking increased 73% to $16.7 million for the six months ended June 30, 2005 from $9.6 million for the six months ended June 30, 2004. The increase in 2005 in interest income was the result of both a higher volume of average commercial banking loans and a higher yield from commercial banking loans. Average commercial banking loans increased $211.9 million, or 64%, for the quarter ended June 30, 2005 and $185.0 million, or 59%, for the six months ended June 30, 2005 over the same periods for 2004. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. As a result of the merger with Futurus Financial, the Bank acquired a loan portfolio of approximately $51.0 million in the second quarter of 2005. The yield from commercial banking loans increased from 5.83% and 5.84% for the three and six months ended June 30, 2004 to 6.68% and 6.44% for the three and six months ended June 30, 2005. The increase in the yield from commercial banking loans during 2005 compared to 2004 was mainly the result of the repricing of the commercial banking loan portfolio as the Federal Reserve increased interest rates 225 basis points during 2004 and the first half of 2005.

Interest Expense

Our interest expense related to the commercial banking business for the three and six months ended June 30, 2005 amounted to $4.2 million and $7.5 million, respectively, compared to $2.0 million and $3.7 million for the three and six months ended June 30, 2004. Interest expense related to commercial banking deposits for the three and six months ended June 30, 2005 was $3.8 million and $6.7 million, respectively, compared to $1.8 million and $3.4 million for the three and six months ended June 30, 2004. The increase in interest expense from interest-bearing deposits resulted from both the increase in the average balance of interest-bearing deposits and the increase in the cost of funds of interest-bearing deposits. Average interest-bearing deposits increased approximately $190.3 million, or 67%, from $284.3 million for the three months ended June 30, 2004 to $474.6 million for the three months ended June 30, 2005. Average interest-bearing deposits increased approximately $161.5 million, or 59%, from $272.7 million for the six months ended June 30, 2004 to $434.3 million for the six months ended June 30, 2005. During the first half of 2005, the Bank ran several deposit promotions, including a high yield money market account and several certificate of deposit specials, in order to fund the high level of loan growth the Bank has experienced. Also, as a result of the merger with Futurus Financial, the Bank acquired approximately $47.8 million in interest-bearing deposits. The cost of funds from commercial banking deposits increased from 2.51% and 2.50%, respectively, for the three and six months ended June 30, 2004 to 3.21% and 3.12% for the three and six months ended June 30, 2005. This increase in the cost of deposits was primarily due to the Bank’s promotion of its money market account, the average cost of which increased by approximately 177 and 179 basis points, respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004. The cost of deposits was also affected by the repricing of time deposits, whose average cost increased 50 and 41 basis points, respectively for the three and six months ended June 30, 2005 compared to the same periods in 2004. The Bank has had to run higher costing deposit specials in the last six months of 2004 and in the first half of 2005 due to strong competition in its market area for local deposits. The increase in interest expense from 2004 to 2005 was also attributable to an increase in average borrowings. Average borrowings increased approximately $21.8 million and $23.8 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. This was primarily attributable to the Bank borrowing an additional $23.0 million in Federal Home Loan Bank advances during the last two quarters in 2004 and the first quarter of 2005. In the second quarter of 2005 and 2004, interest expense accounted for 47% and 37%, respectively, of our total commercial banking business expenses. In the first six months of 2005 and 2004 interest expense accounted for 47% and 36%, respectively, of our total commercial banking business expenses. The increase in this percentage in both 2005 and 2004 resulted from an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2005 were $5.1 million, 3.55% and 3.24% and $9.1 million, 3.38% and 3.04%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2004 were $3.1 million, 3.39% and 3.01% and $5.9 million, 3.39% and 3.00%, respectively. The increase in net interest income from 2004 to 2005 was mainly due to increases of 64% and 59%, respectively, in average commercial banking loans for the three and six months ended June 30, 2005 compared to the same periods in 2004. With this loan growth, the Bank’s average loans to total funding ratio increased from 94% and 93% for the three and six months ended June 30, 2004 to 95% for both the three and six months ended June 30, 2005. The increase in net interest margin and interest spread during the three months ended June 30, 2005 compared to the same period in 2004 was due to the increase of 95 basis points in yield on the Bank’s interest earning assets being greater than the increase of 73 basis points in cost on the Bank’s interest bearing liabilities. The increase in the yield on the Bank’s interest-earning assets was mainly related to the repricing of the commercial banking loan portfolio. Approximately 65% percent of the commercial banking loan portfolio is floating rate and tied to changes in prime rate, and during the last half of 2004 and the first half of 2005, the federal reserve has increased interest rates 225 basis points causing prime rate to also increase by 225 basis points. Strong pressure on the cost of deposits resulting from competition in our market area has partially offset the increase in the yield on the Bank’s interest-earning assets and the effects of the Bank maintaining an asset sensitive position.

Loan Loss Provisions

For the three and six months ended June 30, 2005, we made a provision for loan losses of $760,000 and $1,148,000, respectively, and incurred net charge-offs of $137,488 and $386,532, respectively, of commercial banking loans. For the three and six months ended June 30, 2004, we made a provision for loan losses of $500,000 and $1,017,000 and incurred net recoveries of $(177,306) and $(76,423) of commercial banking loans. The ratios of net charge-offs (recoveries) to average commercial banking loans outstanding during the year were 0.16% (annualized) for the six months ended June 30, 2005, 0.17% for the year ended December 31, 2004 and (0.04)% (annualized) for the six months ended June 30, 2004. During the second quarter of 2004, the Bank had a recovery of $316,833 from a commercial loan charged-off in 1991. The recovery of the charge-off came from the payout on a life insurance policy that the Bank held as collateral on the borrower. If this recovery was not included in the totals for the three and six months ended June 30, 2004, the Bank would have incurred net charge-offs of $139,527 and $240,410, respectively, for those periods, and the ratio of net charge-offs to average commercial banking loans outstanding during the year would have been 0.15% (annualized) for the six months ended June 30, 2004. If this recovery was not included for the year ended December 31, 2004, the ratio of net charge-offs to average commercial banking loans outstanding would have been 0.26% for this period. The Bank’s charge-offs in the first six months of 2005 consisted of three residential real estate loan charge-offs of $156,785, two residential construction loan charge-offs of $66,851 and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2004 mainly consisted of one commercial real estate loan charge-off of $65,508 and various installment and other consumer loans charge-offs. The increases in the amount of the provision for loan losses for the three and six months ended June 30, 2005 from three and six months ended June 30, 2004 mainly related to the increase in the growth of the loan portfolio in 2005 compared to 2004. During 2005, the loan portfolio grew $138.4 million, of which $51.0 million is attributable to the merger with Futurus Financial and $87.4 million is attributable to internal loan growth. During 2004 the loan portfolio grew $78.1 million, all of which is attributable to internal loan growth. As a result of changes in our commercial loan portfolio, we adjusted our allowance for loan losses to account for our historical experience with various borrowers. The allowance for loan losses as a percentage of total commercial banking loans was 1.30%, 1.34% and 1.23% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Non-interest Income

Our non-interest income related to our commercial banking business was $1.1 million and $2.3 million during the three and six months ended June 30, 2005, respectively, compared to $1.3 million and $2.4 million during the three and six months ended June 30, 2004. The decrease in non-interest income for the three and six month periods ending June 30, 2005 was primarily due to the decrease in mortgage servicing fee income. Mortgage servicing fee income was approximately $190,000 and $402,000 during the three and six months ended June 30, 2005, respectively, compared to $481,000 and $1,002,000 during the three and six months ended June 30, 2004. The decrease in the mortgage servicing fee income was due to a decrease in the size of the servicing portfolio from $634 million at June 30, 2004 to $240 million at June 30, 2005. The decrease in non-interest income related to the mortgage servicing fees income was partially offset by an increase in gains on calls of investment securities from approximately $17,000 in the first half of 2004 to approximately $325,000 in the first half of 2005 and an increase in gains on sales of SBA loans from approximately $289,000 on 10 loans during the first half of 2004 to approximately $425,000 on 16 loans during the first half of 2005.

Non-interest Expense

Our non-interest expenses related to our commercial banking business (other than income tax expenses) were $4.0 million and $7.2 million for the three and six months ended June 30, 2005, respectively, compared to $2.9 million and $5.7 million, respectively, for the three and six months ended June 30, 2004. The increase in non-interest expense for both the three and six month periods ended June 30, 2005 compared to the same periods in 2004 was attributable to an increase in salaries and benefits of approximately $652,000 and $1,039,000, respectively, for the three and six months ended June 30, 2005, an increase in occupancy and equipment expense of $175,000 for and $223,000, respectively, for the three and six months ended June 30, 2005, and an increase in legal and professional fees of $142,000 and $256,000, respectively, for the three and six months ended June 30, 2005. These increases were offset by a decrease in our mortgage subservicing expense of $73,000 and $202,000, respectively, for the three and six months ended June 30, 2005. The increase in salaries and other payroll expenses in 2005 are due to the addition of fifty-two new employees, including twenty-one new banking officers, to our commercial banking staff since June 30, 2004 and due to regular annual raises. This increase in employees is due to the Bank opening three new full service branches and two new loan production offices since June 30, 2004, including the full service branch in North Fulton and the loan production office in Walton County acquired in the merger with Futurus Financial. The increase in occupancy and equipment expense in 2005 compared to 2004 was also mainly attributable the Bank’s expansion efforts in 2004 and 2005. With the Bank’s expansion efforts, its lease expense, depreciation expense, maintenance expense and utility costs have all increased. The increase in legal and professional fees for 2005 compared to the same period in 2004 was also a result from the growth and expansion of our commercial banking business including expenses related to employee search firms, third-party loan review fees, architectural fees, and conversion cost related to the Futurus Financial merger. Mortgage subservicing expense decreased in 2005 compared to 2004 due to a decrease in the Bank’s servicing portfolio from $634 million at June 30, 2004 to $240 million at June 30, 2005.

Pretax Net Income

In the three and six months ended June 30, 2005, our commercial banking pre-tax income was $1.4 million and $3.1 million, respectively, compared to pre-tax income of approximately $1.0 million and $1.6 million for the three and six months ending June 30, 2004. Pretax income for the three months ended June 30, 2005 increased approximately $0.4 million, or 41% compared to the three months ended June 30, 2004. Pretax income for the six months ended June 30, 2005 increased approximately $1.5 million, or 96%, compared to the six months ended June 30, 2004. Increases in net interest income of approximately $2.0 million and $3.2 million, respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004 were the main reason for the increase in pretax income. The increase in net interest income was mainly due to increases of 64% and 59%, respectively, in average commercial banking loans over the three and six months ended June 30, 2004 compared to the same periods in 2005. See further discussion above under “—Results of Operations-Results of Our Commercial Banking Business-Net Interest Income.”

Income Taxes

The effective income tax rate for our commercial banking business for the three and six months ended June 30, 2005 and 2004 was 37.64% and 38.09%, respectively compared to 37.23% and 37.88% for the same respective periods in 2004.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial and its subsidiary CMC. Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. In connection with the sale, Carolina Financial and CMC purchased substantially all of CMS’ mortgage loans, pipeline mortgage loans, and premises and equipment and assumed responsibility for all leases and liabilities related to the transferred assets.

Although the Company continues to offer retail mortgage products through the Bank, the sale of the wholesale mortgage operations has enhanced the stability of the Company’s earnings as interest rate changes now have a much smaller impact on the Company’s overall operations. The sale of the Company’s wholesale residential mortgage business has also made available $27 million in capital that we had previously been required to maintain in CMS in order to meet certain financial ratios that were conditions of our warehouse credit facilities. We are using this additional capital to expand our commercial banking business through our ongoing branching initiatives.

In addition to making additional capital available to our commercial banking business, the sale of the Company’s wholesale residential mortgage business also resulted in a reduction in the Company’s leverage, as it is no longer required to maintain the $290 million in warehouse borrowing capacity which had previously been required to fund our wholesale mortgage loan originations.

Results of Our Mortgage Banking Business

During the first half of 2005, the Company had no revenues or expenses related to the wholesale mortgage banking business. During the first half of 2004, our mortgage banking operations consisted mainly of activities associated with the winding down of the wholesale mortgage business, and revenues and net loss from the wholesale mortgage banking business were approximately $370,000 and $179,000, respectively. Revenues for the first half of 2004 mainly consisted of $125,000 in the recovery of mortgage servicing receivables, $122,000 of mortgage fee income and $72,000 in interest income on repurchased mortgage loans. The expenses mainly consist of professional fees related to the completion of the sale of the mortgage banking business of approximately $160,000 and bonuses paid to the former mortgage executives for the collection of mortgage servicing receivables along with their employer payroll taxes for the payment of salary and bonus of approximately $330,000.

Financial Condition

General Discussion of Our Financial Condition

Total Assets

Our total assets increased $148.1 million, or 29%, during the first half of 2005 from $513.4 million as of December 31, 2004 to $661.5 million as of June 30, 2005. The increase in total assets mainly comprised of a $138.4 million, or 32%, increase in the Bank’s commercial loans and a $3.9 million, or 34%, increase in premises and equipment. The growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and expansion into new markets through the merger with Futurus Financial. As a result of the merger with Futurus Financial, the Bank acquired approximately $56.0 million in total assets, including a loan portfolio of approximately $51.0 million. Our increase in total assets corresponded with a $134.3 million, or 33%, increase in deposits and a $10.0 million, or 22%, increase in borrowings. At June 30, 2004, we had total assets of $424.9 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2005, interest-earning assets totaled $613.6 million and represented 93% of total assets. This represents a $136.7 million, or 29%, increase from December 31, 2004, when interest-earning assets totaled $476.9 million, or 93%, of total assets. This increase was mainly related to a $138.4 million increase in the Bank’s commercial banking loan portfolio. See “—Financial Condition—Financial Condition of Our Commercial Banking Business” below. At June 30, 2004, our interest-earning assets totaled $389.7 million and represented 92% of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Financial Condition—Financial Condition of Our Commercial Banking Business.”

Premises and Equipment

We had premises and equipment of $15.4 million at June 30, 2005, compared to $11.5 million at December 31, 2004 and $9.3 million at June 30, 2004. The increase in premises and equipment from June 30, 2004 was primarily due to the purchase of a parcel of land in Cherokee County for approximately $1.1 million, the acquisition of approximately $1.9 million of premises and equipment from Futurus Financial, the construction of a full service branch in Adairsville, Georgia at a total cost of approximately $672,000, the purchase of two parcels of land in Cherokee County for a total cost of approximately $2.5 million and the purchase of a parcel of land in Forsyth County for a total cost of approximately $444,000.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At June 30, 2005, the total cash value of life insurance was $7.8 million. At December 31, 2004 and June 30, 2004, the total cash value of the life insurance was $6.3 million and $6.2 million, respectively. The increase of $1.5 million from June 30, 2004 to June 30, 2005 was due to policy earnings and the purchase of additional life insurance with a total cash value of $1.4 million related to the merger with Futurus Financial.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first six months of 2005, our average commercial banking loans were $497.8 million. These loans constituted 92% of our average consolidated earning assets and 84% of our average consolidated total assets. For the first six months of 2004, we had average commercial banking loans of $312.8 million, or 89% of our average consolidated earning assets and 79% of our average consolidated total assets. For the twelve month period ended December 31, 2004, we had average commercial banking loans of $351.9 million, or 90% of our average consolidated earning assets and 80% of our average consolidated total assets. Commercial banking loans at the periods ending June 30, 2005, December 31, 2004 and June 30, 2004 were $571.7 million, $433.4 million and $352.7 million, respectively. The 59% increase in average commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. As a result of the merger with Futurus Financial, the Bank acquired a loan portfolio of approximately $51.0 million in the second quarter of 2005.

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

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation, or the “FDIC,” and the Georgia Department of Banking and Finance, or the “Georgia Department,” may require a bank to make additional provisions to its allowance for loan losses when, in their opinion, their credit evaluations and allowance for loan loss methodology differ materially from ours.

While it is the Bank’s policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of loss that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy and other factors over which management has no control and which management cannot accurately predict, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The allowance for loan losses totaled $7.5 million, or 1.30% of total commercial banking loans, at June 30, 2005, $4.3 million, or 1.23% of total commercial banking loans at June 30, 2004, and $5.8 million, or 1.34% of total loans at December 31, 2004. During the first six months of 2005, we made a provision for loan losses of $1,148,000, which was primarily due to the $138.4 million increase we experienced in commercial banking loans during that period. Of this increase, approximately $51.0 million was acquired in the merger with Futurus Financial, along with the associated allowance for loan losses of approximately $869,000. Net charge-offs for the six months ended June 30, 2005 were $386,532, or 0.16% (annualized) of average loans outstanding. Net charge-offs (recoveries) for the year ended December 31, 2004 were $607,150, or 0.17% of average loans outstanding and for the six months ended June 30, 2004 were $(76,423), or (0.04)% (annualized) of average outstanding loans. During the second quarter of 2004, the Bank had a recovery of $316,833 from a commercial loan charged-off in 1991. The recovery of the charge-off came from the payout on a life insurance policy that the Bank held as collateral on the borrower. If this recovery was not included in the totals for the three and six months ended June 30, 2004, the Bank would have incurred net charge-offs of $139,527 and $240,410, respectively, for these periods and the ratio of net charge-offs to average commercial banking loans outstanding would have been 0.15% (annualized) for the six months ended June 30, 2004. If this recovery was not included for the year ended December 31, 2004, the ratio of net charge-offs to average commercial banking loans outstanding would have been 0.26%. The Bank’s charge-offs in the first six months of 2005 consisted of three residential real estate loan charge-offs of $156,785, two residential construction loan charge-offs of $66,851 and various installment and other consumer loan charge-offs, while the charge-offs in the first six months of 2004 mainly consisted of one commercial real estate loan charge-off of $65,508 and various installment and other consumer loan charge-offs.

The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at June 30, 2005 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and the uncertainties in the economy created by the war against terrorism, additions to the allowances and charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at such time.

Total Non-Performing Commercial Banking Assets

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. The Bank had approximately $499,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of June 30, 2005 compared to approximately $397,000 and $338,000, respectively, as of December 31, 2004 and June 30, 2004. Our non-performing commercial banking loans at June 30, 2005 amounted to $3.7 million compared to $1.4 million at December 31, 2004 and $1.7 million at June 30, 2004. We recognize interest on these non-accrual loans only when we receive the interest. The Bank had no renegotiated commercial banking loans at June 30, 2005, December 31, 2004 or June 30, 2004. The increase in non-performing commercial banking loans from December 31, 2004 to June 30, 2005 was mainly related to two loan relationships. One of the loan relationships totaling approximately $1.0 million is secured by commercial farming equipment, a residential home and mobile homes with land lots. The Bank discovered in the first quarter of 2005 that it has title problems with the mobile homes and land lots. The other loan relationship totaling approximately $400,000 is secured by a land lot and a piece of agricultural property. The Bank discovered in the second quarter of 2005 that it has title problems with the agricultural property. The remaining increase in non-performing commercial banking loans from December 31, 2004 to June 30, 2005 was related to smaller consumer and residential real estate loans. The Bank experienced a slight deterioration in the loan portfolio in 2004. This deterioration was mainly attributable to the slow down in the economy in 2003 and 2004, and the related credit and repayment risks created by that slow down. We have evaluated these loan relationships and foreclosed properties, and, based on available information, we presently feel that the Bank is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. As of June 30, 2005, loan loss allowance reserves related to non-performing commercial banking loans totaled $1.3 million.

Total non-performing commercial assets totaled $5.1 million at June 30, 2005. This compares to total non-performing commercial assets of approximately $3.7 million at December 31, 2004 and $6.1 million at June 30, 2004. The Bank foreclosed upon two commercial banking loans totaling approximately $300,000 during the first six months of 2005. Both properties are residential homes under construction. During the first six months of 2005, the Bank sold three properties totaling approximately $89,000 that were foreclosed upon in 2003 and two properties totaling approximately $396,000 that were foreclosed upon in 2004. The Bank sold one residential home for a loss of approximately $21,000 and four properties consisting of vacant residential home lots for a net loss of $16,000. The Bank also had one residential home that had been foreclosed upon in 2004 pay off in full in 2005 in the amount of approximately $243,000. Of the Bank’s $1.6 million in foreclosed properties that have not been sold, $1.0 million are related to three loan relationships. One of the properties totaling approximately $215,000 is a residential home located in Pickens County, Georgia. During the fourth quarter of 2004, the Bank wrote down this property by approximately $35,000 based upon new appraisals and evaluations of the market for the property. The second of the properties totaling approximately $481,000 is a residential subdivision development in Dalton, Georgia, which was originally foreclosed on in 2003 and recorded at a value of approximately $990,000. The Bank has sold 17 lots of the residential subdivision development for approximately $509,000 and owns an additional 18 lots in the subdivision. The other property totaling approximately $300,000 is two residential homes under construction that was foreclosed on from a residential home builder in the first quarter of 2005. The Bank sold one of these residential homes in the third quarter of 2005 for a loss of approximately $15,000. Of the remaining $614,000 in foreclosed properties, approximately $336,000 is residential homes, $250,000 is mobile homes with land lots and $43,000 is vacant land lots. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans. Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $793,000 from December 31, 2004 to June 30, 2005. The increase in potential problem commercial loans from December 31, 2004 to June 30, 2005 was mainly related to four loan relationships. One of the loan relationships is with a residential home builder totaling approximately $319,000. This loan is secured by a residential home under construction that the Bank will most likely foreclose upon in the third quarter of 2005. The other three loan relationships totaling approximately $1.3 million were acquired in the merger with Futurus Financial. One of these loan relationships totaling approximately $378,000 is related to a residential home builder whose business has slowed creating cash flow problems. This loan is secured by 8 residential home lots. Another of these relationships totaling approximately $606,000 is also with a residential home builder. These loans are secured by several residential home lots and one residential home that has been completed. The last of these three relationships totaling approximately $314,000 is secured by a commercial real estate building. The increase in potential problem loans in the first half of 2005 was offset by the foreclosure on a potential problem loan relationship totaling approximately $380,000 and by a charge-off of a potential problem loan relationship of approximately $121,000. Management feels that the loans categorized as potential problem loans at June 30, 2005 are adequately collateralized and believes that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

	June 30, 2005	December 31, 2004	June 30, 2004
Non-performing loans (1)	$3,469,017	$1,367,757	$1,663,463
Foreclosed properties	1,610,793	2,366,955	4,399,383

Total non-performing assets	$5,079,810	$3,734,712	$6,062,846

Loans 90 days or more past due on accrual status	$498,620	$396,726	$337,541
Potential problem loans (2)	$5,840,224	$5,044,911	$2,135,913
Potential problem loans/total loans	1.02%	1.16%	0.61%
Non-performing assets/total loans and foreclosed properties	0.88%	0.86%	1.70%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	0.97%	0.95%	1.79%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $41.1 million at June 30, 2005, compared to $41.5 million at December 31, 2004 and $34.5 million at June 30, 2004. At June 30, 2005, the Bank had federal funds sold and interest-bearing deposits with other banks of $21.0 million, compared to $22.2 million at December 31, 2004 and $15.4 million at June 30, 2004. The increase in federal funds sold and interest-bearing deposits with other banks of $6.6 million from June 30, 2004 was due to the Bank increasing its local deposits in order to fund the high level of loan growth that the Bank is experiencing. Investment securities and restricted equity securities totaled $20.1 million at June 30, 2005, compared to $19.3 million at December 31, 2004 and $19.1 million at June 30, 2004. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.2 million and shares held in The Bankers Bank in the amount of $165,975 at June 30, 2005.

Unrealized losses on securities amounted to $174,981 at June 30, 2005, and $368,983 and $19,488 at June 30, 2004 and December 31, 2004, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. Management of the Bank believes all unrealized losses as of June 30, 2005 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents less than 2% of amortized cost. All bonds held at June 30, 2005 that have unrealized losses are rated AAA by Moodys and AAA by Standard and Poors rating agencies. In addition, all of the securities are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $544.3 million, $410.1 million and $339.2 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively, representing an increase of 60% and 33%, respectively, over June 30, 2004 and December 31, 2004. Commercial deposits averaged $476.6 million during the six-month period ended June 30, 2005, $311.9 million during the six-month period ended June 30, 2004 and $346.4 million during the twelve-month period ended December 31, 2004. The increase in deposits from December 31, 2004 to June 30, 2005 is due to the Bank running several deposit promotions during the first half of 2005, including a high yield money market account and several certificate of deposit specials, and due to the merger with Futurus Financial in which the Bank acquired approximately $50.8 million in deposits. Certificates of deposit within the Bank’s market area have increased approximately $63.0 million and money market accounts have increased approximately $21.7 million since December 31, 2004. The Bank has had to run higher costing deposit specials in the first half of 2005 due to the strong competition in its market area for local deposits in order to fund the high level of loan growth that it has experienced. Interest-bearing deposits represented 93% of total deposits at June 30, 2005, compared to 91% at December 31, 2004 and 90% at June 30, 2004. Certificate of deposits comprised 69% of total interest-bearing deposits for June 30, 2005, compared to 74% at December 31, 2004 and 71% at June 30, 2004. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area. We attempt to offset potential decreases in our share of local deposits by accepting out of market and brokered deposits. The Bank had $84.2 million of out of market and brokered deposits as of June 30, 2005, compared to $56.7 million and $46.6 million at December 31, 2004 and June 30, 2004, respectively. Of the $84.2 million in out of market deposits at June 30, 2005, $30.1 million was acquired in the merger transaction with Futurus Financial. Out of market deposits actually decreased approximately $2.6 million in the first half of 2005 if the out of market deposits acquired in the Futurus Financial transaction are not included. The cost of brokered deposits has generally been approximately 25 to 35 basis points lower than the costs of deposits of similar maturity in the local market. However, in the first half of 2005, we have seen the cost of out of market and brokered deposits increase to levels equal to or even exceed that in our local market. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely.

Total Commercial Bank Borrowings

At June 30, 2005, the Bank had borrowed $49.0 million, including $10.0 million borrowed in the second quarter of 2005, in Federal Home Loan Bank advances at maturity terms ranging from six months to ten years and with an average rate of 3.09%.

These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1–4 family first lien mortgage loans, a blanket lien on the commercial bank’s commercial real estate loans, investment securities and Federal Home Loan Bank stock. There were $21.0 million and $39.0 million, respectively, in Federal Home Loan Bank advances outstanding for use by the commercial bank at June 30, 2004 and December 31, 2004.

Financial Condition of Our Mortgage Banking Business

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial and its subsidiary CMC. Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Under the definitive agreement, Carolina purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their carrying value. The Company was to be paid 100% of the pre-tax income of the divested mortgage business during the first 60 days following closing as well as 30% of the pre-tax income of the divested mortgage business for the nine months following the first 60-day period. The Company received no payments from Carolina Financial for either period due to the losses experienced by Carolina Financial’s mortgage subsidiary. The Company retained the mortgage servicing portfolio, which was approximately $240 million at June 30, 2005.

When the Company operated its wholesale residential mortgage business, we carried mortgage loans held for sale at the lower of aggregate cost or market price, and therefore we carried no reserve for mortgage loans held for sale. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. Purchasers of loans typically conducted their own review of the loans, and the Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans along with reliance on the quality control department to randomly test loans that had been sold. At June 30, 2005 and December 31, 2004, we had approximately $7.6 million and $8.0 million, respectively, of mortgage loans for which we had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, we will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. We have established a specific allowance for the recourse liability for the loans on which we have already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that we may have to indemnify. The estimated recourse liability at June 30, 2005 and December 31, 2004 for future losses was $3.4 million and $3.7 million, respectively, and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. This reserve remained with the Company after the sale of the wholesale mortgage operation as did the risk and the liability from the indemnified loans. The loans that were indemnified in the first half of 2005 were primarily closed in 2002 and 2003. The Company’s highest levels of mortgage production in its history were in 2002 and 2003, and therefore, we could see an increase in our indemnification liability in 2005. If the balance of indemnified loan increases significantly, then the Company could have to make additional provisions to the recourse liability reserve.

At June 30, 2005, we carried $1.4 million of mortgage servicing rights on our balance sheet, compared to $1.5 million at December 31, 2004 and $3.2 million at June 30, 2004. We held servicing rights with respect to loans with unpaid principal balances totaling $240 million at June 30, 2005, compared to $284 million at December 31, 2004 and $634 million at June 30, 2004. There were no sales of mortgage servicing rights in the first half of 2005.

The market value of our servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. According to an independent valuation, the estimated fair value of our mortgage servicing rights at June 30, 2005 was approximately $2.0 million, compared to the carrying value of $1.4 million. We cannot provide assurance that we will continue to experience a market value of our servicing portfolio in excess of the cost to acquire the servicing rights, nor can we provide assurance as to the expected life of our servicing portfolio, or as to the timing or amount of any sales of our retained servicing rights.

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

At June 30, 2005, the Company’s and Bank’s leverage ratio was 8.37% and 8.21%, respectively, compared to 10.72% and 10.27% at December 31, 2004. With the acquisition of Futurus Financial, $2.0 million in capital was contributed to both the Company and the Bank through the issuance of 74,029 shares of common stock to certain Futurus Financial shareholders. Also, in the second quarter of 2005, CMS contributed $1.0 million in available capital to the Company, and the Company subsequently contributed $1.0 million to the Bank. In the first quarter of 2004, following the sale of its wholesale residential mortgage business to Carolina Financial, CMS contributed $20.75 million in available capital to the Company, and the Company subsequently contributed $17.0 million of the $20.75 million to the Bank.

At June 30, 2005, our total consolidated shareholders’ equity was $53.6 million, or 8.10% of total consolidated assets, compared to $51.9 million, or 12.21% of total consolidated assets at June 30, 2004, and $50.1 million, or 9.77% of total consolidated assets, at December 31, 2004. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first six months of 2005 was the result of the increase in the Bank’s total consolidated assets, particularly commercial banking loans, which grew approximately $138.4 million, or 32%, in the first six months of 2005. The growth in commercial banking loans was a result of higher loan demand in our service area, as well as the expansion of the Bank’s operations and the addition of experienced lenders in its current markets and the expansion into new markets through the merger with Futurus Financial. As a result of the merger with Futurus Financial, the Bank acquired approximately $56.0 million in total assets, including a loan portfolio of approximately $51.0 million.

At June 30, 2005, our ratio of total consolidated capital to risk-adjusted assets was 9.88%, 8.66% of which consisted of tangible common shareholders’ equity. A quarterly dividend of $0.09 per share was declared in July 2005, and is payable on August 31, 2005. As of June 30, 2004, our ratio of total consolidated capital to risk-adjusted assets was 15.39%, 14.27% of which consisted of tangible common shareholders’ equity, and, as of December 31, 2004, total consolidated capital to risk-adjusted assets was 12.55%, 11.21% of which consisted of tangible common shareholders’ equity.

We have a line of credit with The Bankers Bank in the amount of $4.6 million, of which $3.7 million was outstanding at June 30, 2005. In connection with obtaining this line of credit, we agreed to maintain a minimum capital level of $20 million and a Tier 1 Leverage Ratio of 7.0%. Our borrowings under this line of credit accrue interest at the prime rate, as reported in the Money Rates section of The Wall Street Journal, less 0.50%. Under the terms of the line of credit, we are required to make ten equal annual principal payments beginning with November 1, 2003, with interest due quarterly. We were in compliance with all the covenants of this line of credit at June 30, 2005. This line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event of an uncured default under this line of credit, The Bankers Bank could foreclose upon the common stock of the Bank and deprive the Company of its principal source of income.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and investment securities held for sale. These average liquid assets totaled $49.7 million, $45.6 million and $46.5 million, respectively, during the six month period ended June 30, 2005, the six month period ended June 30, 2004, and the twelve month period ended December 31, 2004, representing 10%, 14% and 13% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $3.2 million, or 7.0%, from December 31, 2004 to June 30, 2005 while average liquid assets as a percentage of average deposits and borrowings decreased approximately 3% from December 31, 2004 to June 30, 2005. The Bank, on average, held a higher level of federal funds sold and interest-bearing deposits at other banks during the first six months of 2005 in order to fund the high level of loan growth that the Bank is experiencing and to fund the acquisition of Futurus Financial. However, the increase in the percentage growth of federal funds sold and interest-bearing deposits at other banks was less than the increase in the percentage growth of average deposits and borrowings due to the high level of loan fundings in the first six months of 2005. Therefore, the percentage of average liquid assets to deposits and borrowings decreased approximately 3% in the first six months of 2005. Average net commercial banking loans were 95%, 94% and 95% of average commercial bank deposits and borrowings during the six month periods ended June 30, 2005 and June 30, 2004, and the twelve month period ended December 31, 2004, respectively. Average interest-earning assets were 105%, 107% and 106% of average commercial banking deposits and borrowings during the six month periods ended June 30, 2005 and June 30, 2004, and the twelve month period ended December 31, 2004, respectively. The ratio of average net commercial banking loans to average commercial banking deposits and borrowings increased slightly from June 30, 2004 indicating that the Bank’s liquidity is tightening. The increase in this percentage is mainly due to the growth in the Bank’s commercial loan production of approximately $138 million, including approximately $51.0 million in commercial loans acquired from Futurus Financial in the first half of 2005.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $18.5 million and maintains a line of credit up to approximately $52.3 million at the Federal Home Loan Bank secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans. At June 30, 2005 we had $49.0 million in the Federal Home Loan Bank Advances outstanding and no amounts outstanding on our federal funds lines of credit. For the six months ended June 30, 2005, the average balance in Federal Home Loan Bank advances was approximately $40.9 million. Of the $49.0 million in advances outstanding at June 30, 2005, all of the advances are secured by a lien on the Bank’s 1 -4 family first lien mortgage loans, a lien on commercial real estate loans, its investment securities and Federal Home Loan Bank stock. The Bank currently is holding approximately $12.0 million in unpledged investment securities and has approximately $3.0 million excess borrowing capacity on its 1 – 4 family first lien mortgage and commercial real estate lines of credit, which gives the Bank the ability to borrow an additional $15 million in Federal Home Loan Bank advances at June 30, 2005. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In 2004, the Bank had used out-of market and brokered deposits to provide liquidity in order to fund loan growth in that out-of market and brokered deposits were usually approximately 10 to 15 basis points lower than the cost of deposits of similar maturity in the local market. However, in the fourth quarter of 2004 and in the first half of 2005, we have seen the cost of out of market and brokered deposits increase to levels equal to or even exceed that in our local market. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did in the first half of 2005, if the Bank’s liquidity position remains under pressure. In the first half of 2005, the Bank had to run several deposit promotions, including a high yield money market account and several certificate of deposit specials, due to the strong competition in its market area for local deposits and the high level of loan growth. Certificates of deposit within the Bank’s market area have increased approximately $63.0 million and money market accounts have increased approximately $21.7 million since December 31, 2004. The cost of funds of interest-bearing deposits increased from 2.83% in the fourth quarter of 2004 to 3.21% in the first quarter of 2005. As seen in the first half of 2005, an increase in deposit rates can adversely affect our net interest margin and net income.

Commercial Commitments

The following table presents our other commercial commitments at June 30, 2005. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in thousands)
Commitments to extend credit (1)	$106,658	$76,515	$28,121	$267	$1,755
Letters of Credit (2)	2,954	2,914	40	—	—

Total commercial commitments	$109,612	$79,429	$28,161	$267	$1,755

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at June 30, 2005. Approximately 76% of earning assets and 71% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year cumulative time period, was $63.7 million, or 9.6% of total assets.

Interest Rate Sensitivity Gaps

As of June 30, 2005

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$398,856	$41,834	$103,600	$27,436	$571,726
Investment securities	718	666	8,729	6,642	16,755
Mortgage loans held for sale	739	—	—	—	739
Federal funds sold	20,489	—	—	—	20,489
Interest-bearing deposits in other banks	489	—	—	—	489

Total interest-earning assets	$421,291	$42,500	$112,329	$34,078	$610,198

Interest-bearing liabilities
Interest-bearing demand deposits	$128,159	—	—	—	$128,159
Time deposits	64,100	190,360	121,560	—	376,020
Other borrowings	7,000	10,460	33,840	4,985	56,285

Total interest-bearing liabilities	$199,259	$200,820	$155,400	$4,985	$560,464

Interest sensitivity gap	$222,032	$(158,320)	$(43,071)	$29,093	$49,734
Interest sensitivity gap – cumulative	$222,032	$63,712	$20,641	$49,734	$49,734

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above. This means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. At June 30, 2005, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the shock test. The shock test projects the effect of an interest rate increase and decrease of 100 and 200 basis points on our rate sensitive assets and liabilities, mortgage servicing rights and mortgage production.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates while high inflation generally has resulted in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which reflected that interest rates remained fairly steady in 2002 and 2003, only dropping 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation slowly started to increase with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. During the first six months of 2005, the Federal Reserve raised these rates by a total of 100 basis points and indicated that further increases were likely in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings—Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005, in connection with the acquisition of Futurus and Futurus Bank, Crescent issued 74,030 restricted shares of its common stock. The shares were issued to four of the former shareholders of Futurus, who will serve as directors or officers of Crescent and Crescent Bank, in exchange for all or a portion of their shares of Futurus common stock. Each share of Futurus held by these individuals was exchanged for .3781 shares of Crescent common stock.

The issuance of these shares was made in reliance on exemptions from registration provided by Section 4(2) or Regulation D of the Securities Act, as amended, as transactions by an issuer not involving any public offering. The persons exchanging their shares of Futurus common stock in the transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions, and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about Crescent, through their relationship with Crescent or through information made available to them.

Item 3. Defaults Upon Senior Securities—Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 21, 2005, at which time the following matters were brought before and voted upon by the shareholders:

The election of the following persons to the Board of Directors to serve for a term expiring on the date indicated below of the Annual Meeting of Shareholders:

Name	Term expiring	For	Withhold Authority or Against	Abstentions and Broker Non-Votes
J. Donald Boggus, Jr., Class II Director	2008	2,026,656	243	0
Charles Gehrmann, Class II Director	2008	2,026,656	243	0

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Name	Term expiring
Michael W. Lowe, Class III Director	2006
Janie Whitfield, Class III Director	2006
Cecil Pruett, Class III Director	2006
John S. Dean, Sr., Class I Director	2007
Charles R. Fendley, Class I Director	2007

Item 5. Other Information—None

Item 6. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	Change of Control Employment Agreement, dated as of August 19, 2004, by and between Crescent Bank & Trust Company and William M. Butler (incorporated by reference to the Company’s Current Report on Form 8-K filed April 6, 2005).

10.2	Change of Control Employment Agreement, dated as of August 19, 2004, by and between Crescent Bank & Trust Company and Donald S. Shapleigh, Jr. (incorporated by reference to the Company’s Current Report on Form 8-K filed April 6, 2005).

10.3	Change of Control Employment Agreement, dated as of August 19, 2004, by and between Crescent Bank & Trust Company and Suzanne T. Phipps (incorporated by reference to the Company’s Current Report on Form 8-K filed April 6, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY
(Registrant)

Date: August 12, 2005	/s/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: August 12, 2005	/s/ LELAND W. BRANTLEY, JR.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.