Form 10-K
period 2005-12-31
CRESCENT BANKING CO
filed 2006-03-30
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $1.00 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2005, as reported on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market), was $45.9 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of March 23, 2006 was 2,595,073, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2005 Annual Report to Shareholders for the year ended December 31, 2005 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

Certain portions of Crescent Banking Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic and business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates and the yield curve on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, mortgage and insurance services;

•	the failure of assumptions underlying the establishment of allowances for loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures (including the sale to Carolina Financial of the wholesale residential mortgage business conducted by CMS and the merger with Futurus Financial), including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust I and Crescent Capital Trust II (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the repayment of the trust preferred securities issued by the Trusts. All of the outstanding trust preferred securities currently qualify as tier 1 capital for regulatory capital purposes.

In 2005 and 2004, the Company conducted nearly all of its business through the Bank and will continue to do so. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. In connection with the sale, Carolina Financial purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their carrying value. The Company was to be paid 100% of the pre-tax income of the divested mortgage business during the first 60 days following closing as well as 30% of the pre-tax income of the divested mortgage business for the nine months following the first 60-day period. The Company received no payments from Carolina Financial for either period due to the losses experienced by CMC. The Company retained the mortgage servicing portfolio, which was approximately $25 million at December 31, 2005.

The sale of the wholesale residential mortgage business simplified the Company’s business model and allowed us to focus on our core community banking business. The Bank currently operates in some of the fastest growing counties in the United States. We have reinvested the capital previously invested in CMS in the Bank, and applied the net proceeds from the sale of the mortgage operation to support expansion through internal growth and a strategic acquisition by the Bank. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will continue to be substantially different from our financial position and performance prior to December 31, 2003.

As of December 31, 2005, the Company had total consolidated assets of approximately $704.1 million, total deposits of approximately $580.5 million, total consolidated liabilities, including deposits, of $648.9 million and consolidated shareholders’ equity of approximately $55.2 million. The Company’s continued operations in the commercial banking segment and discontinued operations in the mortgage banking segment are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, north Fulton and Cherokee Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 91% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area.

For the year ended December 31, 2005, the Company had revenues from continued operations from its commercial banking business of approximately $43.2 million and pretax income from continued operations from its commercial banking business of approximately $6.6 million. Pretax income from continuing operations represented 100% of the Company’s total pretax income for the year ended December 31, 2005. During the fiscal years 2004, 2003 and 2002, the Company had revenues from its continued operations in its commercial banking business of approximately $27.1 million, $21.5 million and $19.9 million, respectively, and pretax income from its continued operations in the commercial banking business of approximately $2.0 million, $3.4 million and $1.7 million, respectively. Pretax income from continuing operations represented approximately 1,285.5%, 12.0% and 9.1% of the Company’s total pretax income for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s commercial loan portfolio, which has experienced significant growth since 1998, represents the largest earning asset for the Company’s commercial banking operations. The Company’s portfolio grew 37% in 2003, 58% in 2004 and 37% for the year ended December 31, 2005. At December 31, 2005, the Company had total commercial loans of approximately $593.7 million. At each of December 31, 2005, 2004 and 2003, the Company’s total commercial banking assets from continuing operations were approximately $704.1 million, $513.4 million and $363.4 million, respectively.

Continued Expansion

The Company has continued to expand its business to better service its market. We completed construction of our new Adairsville, Georgia branch office in June 2005 and we concurrently closed the loan production office in Adairsville, Georgia that we had opened in May 2004 to serve this community during construction of the branch. With the opening of the new Adairsville branch, the Bank has three full service branches in Bartow County, Georgia. We completed construction of our new Cumming, Georgia branch office in January 2006 and concurrently closed our existing Cumming branch location that was being operated out of leased space in a shopping center. In the fourth quarter of 2005, we began construction on two new full service branches in Cherokee County, one located in south Cherokee County near Woodstock, Georgia and one located in Canton, Georgia. With the completion of these two branches, the Bank will have four full service branches in Cherokee County, which is one of the fastest growing counties in Georgia. In the second quarter of 2005, the Bank also opened a loan production office in Cobb County, Georgia.

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

Shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received, for each share of Futurus Financial common stock, a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $10.00 by (y) the average daily closing price of the Company’s common stock for the 15 consecutive trading days prior to the closing of the transaction. At April 1, 2005, the average daily closing price of the Company’s common stock was $26.45, which created a quotient of 0.3781. The shareholders of Futurus Financial receiving shares of the Company’s common stock in the transaction received an aggregate of 74,029 shares. Shareholders of Futurus Financial receiving cash in the transaction received $10.00 in cash for each share of Futurus Financial common stock cancelled in the transaction. The aggregate purchase consideration was approximately $10,155,554, including $8,164,224 in cash, $1,958,069 in common stock and $33,261 in stock options.

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

Seasonality; Cycles

The Company does not consider its commercial banking operations to be seasonal in nature. The Bank makes loans to acquire and develop commercial and residential real estate. Real estate activity and values tend to be cyclical and vary over time with interest rates and economic activity.

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

Competition in our primary markets includes:

•	5 commercial banks have offices in Pickens County, Georgia;

•	10 commercial banks have offices in Bartow County, Georgia;

•	15 commercial banks have offices in Cherokee County, Georgia;

•	42 commercial banks have offices in Fulton County, Georgia; and

•	16 commercial banks have offices in Forsyth County, Georgia.

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

Employees

At December 31, 2005, the Company had 177 full-time and 19 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

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

Bank Holding Company Regulation

As a bank holding company registered with the Federal Reserve under the BHC Act, and with the Georgia Department of Banking and Finance under the Financial Institutions Code of Georgia, the Company is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department. Prior approval by the Federal Reserve and the Georgia Department is required for many transactions, including, without limitation, acquisitions. The Company is required to file periodic reports and other information with the Federal Reserve. The Federal Reserve examines the Company, and may examine its subsidiaries.

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

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from their affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for transactions with unaffiliated companies.

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

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, that have and maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and that meet certain other conditions, may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and the related Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of holding the investment for a limited term, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, it may to do so in the future.

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

Various statutes and contracts limit the Bank’s ability to pay dividends, extend credit or otherwise supply funds to the Company and its subsidiaries. Dividends from the Bank are expected to constitute the Company’s major source of funds for servicing Company debt and paying cash dividends on the Company’s stock. Under Georgia law, the Bank may not pay any dividends unless its paid-in capital and appropriated retained earnings, together, are equal to at least 20% of its capital stock. In addition, the Georgia Department’s prior approval of a dividend by the Bank generally is required if: (i) total classified assets at the most recent examination of the Bank exceed 80% of tier 1 capital plus the allowance for loan losses as reflected at such examination; (ii) the aggregate amount of dividends to be paid in the calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous year; and (iii) the ratio of the Bank’s tier 1 capital to its adjusted total assets is less than 6%. The FDIC and the Georgia Department also have the general authority to limit the dividends paid by insured banks, if such payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Furthermore, the FDIC has the right to prevent or remedy unsafe or unsound banking practices or other violations of law. Generally, the FDIC will not permit a bank to pay dividends in excess of the current fiscal year’s net earnings, plus the net earnings from the preceding two years.

The FDIC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. These ratings reflect an increased emphasis on the quality of risk management practices and the addition of a sixth component of sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rate. When regulators evaluate this component, consideration is expected to be given to management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies.

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and state banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off- balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of tier 1 capital, which includes common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, less goodwill and intangibles. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“tier 2 capital” and, together with tier 1 capital, “total capital”).

In addition, the federal bank regulatory agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0% if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company’s or a bank’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.

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

As of December 31, 2005, the Company had total capital and tier 1 capital ratios of approximately 10.81% and 9.77%, respectively, and the Bank had total capital and tier 1 capital ratios of approximately 10.05% and 9.00%, respectively. As of December 31, 2005, the Company had a leverage ratio of tier 1 capital to total average assets of approximately 9.08% and the Bank had a leverage ratio of tier 1 capital to total average assets of approximately 8.38%.

The Federal Reserve and the FDIC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible tier 1 leverage ratio applicable to them. However, the Bank has agreed with the Georgia Department to maintain a leverage ratio of 8.0%. At December 31, 2005, the Bank’s leverage ratio was 8.38%.

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

The following table sets forth certain capital information of the Company and Bank as of December 31, 2005:

	Company		Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Risk-Based Capital:
Total Risk-Based Capital:
Actual	69,632	10.81%	64,213	10.05%
Minimum	51,524	8.00%	51,121	8.00%
Tier 1 Capital
Actual	62,920	9.77%	57,501	9.00%
Minimum Requirement	25,762	4.00%	25,560	4.00%
Leverage Ratio:
Actual	$62,920	9.08%	$57,501	8.38%
Minimum (1)	27,729	4.00%	51,121	8.00	%(2)

(1)	Represents the highest minimum requirement of the federal banking regulators. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.
(2)	Results from an agreement with the Georgia Department.

We believe our outstanding trust preferred securities presently qualify as tier 1 regulatory capital under the Federal Reserve’s capital rules.

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

FDIC Insurance Assessments

The Bank’s deposits are primarily insured by BIF, and the Bank is subject to FDIC insurance assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups—“well capitalized,” “adequately capitalized” or “undercapitalized”—and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. The recently enacted Federal Deposit Insurance Reform Act authorizes the FDIC to revise the manner in which it charges insured depository institutions insurance premiums.

The FDIC’s Board of Directors has continued the 2005 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2006. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized the Financing Corporation (“FICO”) to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rate has been equal for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.54 basis points for BIF and SAIF in the first quarter of 2004 to 1.46 basis points in the last quarter of 2004 and from 1.44 basis points in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005. The FICO assessment rate for the first quarter of 2006 is 1.32 basis points.

The Bank paid $0, $0 and $41,036 in FDIC insurance premiums and $62,322, $44,785 and $43,644 in FICO assessments in 2005, 2004 and 2003, respectively.

Community Reinvestment Act and Other Regulations

The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies’ regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a “financial holding company,” the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following its most recent CRA examination, the Bank received a “satisfactory” CRA rating.

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

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps –

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

Sarbanes-Oxley Act of 2002

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we will be required to include management and auditor reports on internal controls over financial reporting as part of our annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to spend significant amounts of time and money on compliance with these rules. We may not be able to complete our assessment of our internal controls in a timely manner. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans and securities holdings constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Bank cannot be predicted. In 2004 and 2005 the Federal Reserve raised the targeted federal funds rate 13 times for a total of 3.25%. In the first quarter of 2006, the Federal Reserve raised these rates by a total of 0.25%.

Legislative and Regulatory Changes

Congress passed the Federal Deposit Insurance Reform Act in the first quarter of 2006. Among other things, this act will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000, but the maximum amount insured may be adjusted every five years based upon inflation. Retirement accounts will be insured for up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and authorizes the FDIC to revise the risk-based deposit insurance assessment scheme.

On January 10, 2006, the federal bank regulatory agencies released proposed guidance on Concentrations in Commercial Real Estate Lending (the “Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded from the Guidance.

As proposed, the Guidance would be triggered where either:

•	Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or

•	Total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank’s total capital.

The requirements of the Guidance may also be triggered where a bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. If it is adopted, banks that become subject to the Guidance will be required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

If the Guidance is adopted as proposed, the Company believes its CRE lending would trigger the requirements of the Guidance. The Company will monitor developments and requirements as the Guidance is further considered by the regulatory agencies, but will wait until it is adopted in final form, before beginning to take any actions contemplated in the proposal.

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

In 2005 and 2004, the Company conducted nearly all of its business through the Bank and will continue to do so. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial and its subsidiary CMC. Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. In connection with the sale, Carolina Financial purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their carrying value. The Company was to be paid 100% of the pre-tax income of the divested mortgage business during the first 60 days following closing as well as 30% of the pre-tax income of the divested mortgage business for the nine months following the first 60-day period. The Company received no payments from Carolina Financial for either period due to the losses experienced by CMC. The Company retained the mortgage servicing portfolio, which was approximately $25 million at December 31, 2005.

The sale of the wholesale residential mortgage business simplified the Company’s business model and allowed us to focus on our core community banking business. The Bank currently operates in some of the fastest growing counties in the United States. We have reinvested the capital previously invested in CMS in the Bank, and applied the net proceeds from the sale of the mortgage operation to support expansion through internal growth and strategic acquisitions. As a result of the sale of our wholesale mortgage business, we expect that our financial position and performance will continue to be substantially different from the operations and financial results reported prior to 2004.

For the year ended December 31, 2005, the Company had no revenues or expenses from discontinued operations of its mortgage banking business. During the fiscal years 2004, 2003 and 2002, the Company had revenues from its mortgage banking business of approximately $439,000, $53.5 million and $39.2 million, respectively, and pretax income (losses) from its mortgage banking business of approximately $(3.6) million, $24.7 million and $16.8 million, representing approximately (2,285.5)%, 88.0% and 90.9% of the Company’s total pretax income, respectively. At each of December 31, 2005 and 2004 the Company had no assets related to its mortgage banking business. At December 31, 2003, the Company’s total assets from its mortgage banking business were $3.1 million.

ITEM 1A.	RISK FACTORS

General and Local Economic Conditions Strongly Affect Our Business

Crescent Bank is a community bank operating in the market area comprised of Pickens, Bartow, Forsyth, north Fulton, Cherokee, Dawson, Cobb, Walton and Gilmer Counties, Georgia. To a significant extent, our success depends on the economic conditions in these counties and, specifically, in those areas where we operate our offices. Additionally, our ability to diversify and manage economic risks is limited by the performance of these local economies. Any significant downturn in these local economies will likely affect our loan demand as well as the value of the collateral that secures these loans. Our market area is primarily retail-oriented and our operations are dependent upon local individuals and small- to medium-sized businesses. As a result, we may face greater lending and credit risks than financial institutions lending to larger, better-capitalized businesses.

In addition, any economic slowdown or recession over a prolonged period or other similar economic problems in our market area may be accompanied by reduced demand for consumer credit and declining real estate values in these areas, which may in turn result in an increased possibility of loss in the event of default. Any sustained period of decreased economic activity and increased delinquencies, foreclosures or losses could harm our growth and the results of our banking operations.

We Face Credit Risks and Our Allowance for Loan Losses May Be Insufficient

We may suffer losses because borrowers, guarantors and related parties fail to perform their obligations in accordance with the terms of their loans. We also are exposed to risks that the realizable value of collateral securing loans may be insufficient to provide a full recovery in the event a borrower defaults on a loan. A significant portion of our net income is derived from our loan portfolio. Our credit policies and underwriting and credit monitoring procedures may not be adequate and we may be unable to avoid unexpected losses that could materially harm our results of operations and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based upon experience, judgment, estimates and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgments of our regulators. Accordingly, we cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses.

Actual losses may exceed our estimates and we may have to increase the allowance for loan losses. This would cause us to increase our provision for loan losses, which would decrease our net income. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. Regulators, when reviewing our loan portfolio, may require us to increase our allowance for loan losses, which would negatively affect our net income.

During 2005, our loan portfolio has grown by approximately $160 million, or approximately 37%. Continued rapid growth in the loan portfolio of this magnitude has the potential to strain the Bank’s administrative capabilities and may result in losses which are, at present, unidentified. Also, given the relatively young age of a large portion of our loan portfolio, there may be unidentified risk since problems related to loan collections typically do not become evident until some time after the loans are originated.

Because a Significant Portion of Our Loan Portfolio Is Secured By Real Estate, Any Negative Conditions Affecting Real Estate May Harm Our Business

Approximately 91% of our loan portfolio consists of commercial and consumer loans that are secured by various types of real estate, the value and marketability of which are sensitive to economic conditions and interest rates. In addition, these loans are subject to the risk that the local real estate markets will be overbuilt, driving down the value and marketability of the real estate that secures these loans. A decrease in collateral values could increase our costs and time of collection, as well as the amount of potential losses we may incur on loans secured by real estate.

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset. As of December 31, 2005, we had approximately $437.4 million in CRE loans, or approximately 73.7% of our loan portfolio. Our CRE loans have grown by approximately 49.7% since December 31, 2004. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2005, approximately 46% of our total loan portfolio was in acquisition and development and construction loans. In addition to the risk of nonpayment by borrowers, construction lending poses additional risks in that:

•	land values may decline;

•	developers, builders or owners may fail to complete or develop projects;

•	municipalities may place moratoriums on building, utility connections or required certifications;

•	developers may fail to sell the improved real estate;

•	there may be construction delays and cost overruns;

•	collateral may prove insufficient; or

•	permanent financing may not be obtained in a timely manner.

Any of these conditions could negatively affect our net income and our financial condition.

We Occasionally Purchase Non-Recourse Loan Participations From Other Banks Based on Information Provided By the Selling Bank

From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank. This may occur during times when we are experiencing excess liquidity in an effort to improve our profitability. When we purchase loan participations we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards. We are less likely to be familiar with the borrower, and may rely to some extent on information provided to us by the selling bank and on the selling bank’s administration of the loan relationship. We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase.

Changes in Interest Rates May Adversely Affect Our Earnings

As a financial institution, our earnings are significantly dependent on our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest-earning assets and the interest expense we pay on deposits and other interest-bearing liabilities. Therefore, any change in general market interest rates, including changes resulting from changes in fiscal and monetary policies of the Federal Reserve, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

If We Are Unable to Increase Our Share of Deposits in Our Market, We May Accept Out of Market and Brokered Deposits, the Costs of Which May Be Higher than Expected

We can offer no assurance that we can maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2005, we had approximately $85.2 million in out of market deposits, including brokered deposits, which represented approximately 14.7% of our total deposits. Recently, the cost of out of market and brokered deposits has increased to equal or exceed the costs of deposits in our local market. In addition, the costs of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

We Face Strong Competition

The commercial banking business is highly competitive. We compete with a variety of financial institutions, including the following:

•	commercial banks;

•	savings banks;

•	savings and loan associations;

•	credit unions;

•	mortgage companies;

•	mutual funds;

•	insurance companies;

•	brokerage and investment banking firms;

•	securities firms;

•	non-financial entities maintaining credit programs; and

•	government organizations and government sponsored entities.

Many of these competitors have much greater resources and lending limits, more diversified markets and larger branch networks, and are able to offer similar and additional services more efficiently than we can. We compete with these institutions both in attracting deposits and in making loans. We generally have to attract our customer base from other existing financial institutions and from new residents. Several of our competitors are well-established and much larger financial institutions, and we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Many of our non-bank competitors are not subject to the extensive regulations that we are. Any future federal or state legislation could further affect this level of competition.

Our Business Is Highly Regulated

Our success depends not only on competitive factors but also on state and federal regulations affecting financial services companies generally. We operate in a highly regulated environment and are subject to supervision by several governmental regulatory agencies, including the Federal Reserve, the FDIC and the Georgia Department. Regulation of the financial institutions industry has undergone extensive changes in recent years and continues to change. We cannot predict the effects of these changes, and the regulations now affecting us may be modified at any time, and could adversely affect our business. In addition, any burden that may be imposed on us by federal or state regulations may create a relative competitive disadvantage to our less regulated competitors.

We May Need Additional Capital in the Future, Which May Not Be Available to Us on Favorable Terms

Our growth may require significant additional capital in the future to, among other things, fund our operations, expand the range of our services and finance our future growth and capital adequacy. We cannot provide any assurance that, at the time we might need this additional capital, additional financing will be available on terms that are favorable to us, if at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. Our inability to raise capital on favorable terms, if at all, may impede our growth opportunities or may have an adverse effect on our business, financial condition or results of operations.

The Bank’s Ability to Pay Dividends Is Limited

The Company’s only source of funds for the payment of principal of, and interest on, its indebtedness, as well as for the payment of dividends on our common stock, is from dividends paid by the Bank. As a result, our success and ability to pay dividends on our common stock depend upon the earnings and capital position of the Bank. The Bank’s ability to pay dividends is limited by its obligation to maintain sufficient capital and by other general restrictions on its dividends that are applicable to Georgia banks and banks that are regulated by the FDIC. Generally, a bank cannot, without prior regulatory approval, pay more dividends than its earnings for the current year or its retained earnings for the last two years. A Georgia bank may not, without prior regulatory approval, pay dividends of more than 50% of the previous year’s after-tax profits.

We May Face Risks With Respect to Current or Future Acquisitions or Mergers

In addition to our recent acquisition of Futurus Financial, we may engage in acquisitions or mergers in the future. We also from time to time receive inquiries and have discussions with potential acquirers. Any future acquisitions and mergers in which we might engage involve a number of risks to us, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	our ability to finance any acquisition that we may make;

•	possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the assets, operations of personnel of the combining businesses;

•	our entry into new markets, as a result of an acquisition, where we lack experience;

•	the introduction of new products and services into our business;

•	possible adverse effects on our results of operations and capital adequacy;

•	the incurrence and possible write-off of goodwill and intangibles resulting from an acquisition; and

•	the risk of loss of key employees and customers.

There can be no assurance that, following any mergers or acquisitions, whether we acquire someone or are acquired, the integration efforts will be successful.

We Rely on Our Executive Officers Who Would Be Difficult to Replace

Our success depends, and is expected to continue to depend, on our executive officers. In particular, we rely on J. Donald Boggus, Jr., President and Chief Executive Officer of Crescent and the Bank, Leland W. Brantley, Jr., Chief Financial Officer of Crescent and the Bank, Anthony N. Stancil, Executive Vice President and Chief of Loan Production and A. Bradley Rutledge, Sr., Executive Vice President and Chief of Loan Administration. Our growth will continue to place significant demands on our management, and the loss of these executive officers’ services could harm our future operations.

Our Rights to Collect Interest and Take Other Actions May Be Limited by the Servicemembers’ Civil Relief Act of 2003

The United States declared “war” on terrorism and National Guard and reserve forces either have been called up or may be called up for domestic and international service. Under the Servicemembers’ Civil Relief Act of 2003, which amended and expanded the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service is afforded various types of relief under their loans and other obligations, including a maximum annual interest rate of 6% during the period of the borrower’s active duty status. The Act further provides that any interest in excess of 6% may not become due once the servicemember leaves active duty; any accrued interest above 6% is permanently waived. The Relief Act applies to members of the Army, Navy, Air Force, Marines, National Guard, Reserves, Coast Guard and officers of the U.S. Public Health Service assigned to active duty. Because the Relief Act applies to individuals who enter active military service after they enter into their loans, we cannot predict the effect that the Relief Act will have on our mortgage and commercial loans, if any. Under the Relief Act, we may be unable to collect the full amount of interest otherwise due on many of our loans for an indefinite period. Further, we may be unable to foreclose on these loans during, and in some cases after, the borrower’s period of active duty.

We May Incur Obligations Related to Our Discontinued Wholesale Mortgage Banking Operations

Prior to the sale of our wholesale residential mortgage banking business on December 31, 2003, we originated residential mortgage loans through our subsidiary, CMS. When we sold these loans, we made certain representations and warranties to the purchasers and insurers that we had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. In some cases, we indemnified the purchasers for unpaid principal and interest on defaulted loans if we had breached the representations and warranties with respect to the loans that we sold. At December 31, 2005, we have approximately $6.8 million of mortgage loans where we had agreed to indemnify the purchaser against losses it might suffer. While we established a reserve based upon an estimated recourse liability at December 31, 2005 of approximately $2.9 million, this reserve was based upon historical information and certain assumptions by management. Because the Company’s highest levels of mortgage production in its history were in 2002 and 2003, we could experience an increase in our indemnification liability in the future. If the balance of indemnified loan increases significantly, then we could have to make additional provisions to the recourse liability reserve. In addition, if our recourse reserve is less than our actual indemnification obligations, we would be required to pay the indemnification obligations out of earnings, and our results of operations would be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

During 2005, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta, Georgia. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, six teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine (“ATM”) with 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space, and we added 5,000 square feet of administrative office space in 1999. The facility is considered in good condition.

The Bank owns the full service branch on Joe Frank Harris Parkway in Cartersville, Georgia. This branch was built in 2001 and 2002 and opened for business on June 24, 2002. The Cartersville building contains approximately 5,400 square feet of finished space used for offices and storage, five teller windows and the Bank lobby. The Cartersville building has three drive-up teller windows and an ATM with 24 hour-a-day access. The Bank also owns the full service branch on Towne Lake Parkway in Woodstock, Georgia. The Towne Lake building contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby. The Towne Lake building has two drive-up teller windows and an ATM with 24 hour-a-day access.

The Bank also owns a 3,055 square foot building in Forsyth County in Alpharetta, Georgia, which was purchased in December of 2003 and which opened for business on April 1, 2004. The building has two drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank also owns a 3,600 square foot building in Bartow County in Cartersville, Georgia, which houses a branch office that opened in August 2004. The building has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access.

In 2005, the Bank also completed construction of a 3,500 square foot building in Bartow County in Adairsville, Georgia, which houses a branch office that opened in June 2005. This building has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank concurrently closed the loan production office which was housed in leased space in Adairsville Georgia that we had opened in May of 2004 to serve the needs of this community during construction of the branch.

In 2005, the Bank obtained a branch office in Alpharetta, Georgia in Fulton County with the merger with Futurus Financial. This building contains approximately 6,600 square feet of finished space and has four teller windows in the banking lobby, two drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The property on which the bank building is constructed is being leased over a period of twelve years with two additional five year options. The expiration date for the first twelve year lease period is March 9, 2012.

In January 2006, the Bank also completed construction of a 5,500 square foot branch building in Cumming, Forsyth County, Georgia. The building has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank concurrently closed the Cumming branch location that was being operated out of leased space in a shopping center.

In addition, the Bank leases approximately 1,000 square feet for its branch office located in Marble Hill, Georgia with a lease expiration date of August 31, 2006. The Bank leases 3,200 square feet in Canton, Georgia for a full-service branch with a lease expiration date of January 31, 2009. During the first quarter of 2005, the Bank purchased a tract of land and during the fourth quarter of 2005 began construction on a new full-service branch to replace this leased branch facility in 2006. During 2004, the Bank entered into a lease agreement with an expiration date of January 28, 2006 for 2,320 square feet of office space in Canton, Georgia, for a Cherokee County loan production office. This space is currently being leased on a month to month basis until the new Canton office is completed in 2006, and the Bank will then close this loan production office. The Bank is also leasing 3,000 square feet in Cumming, Georgia for its branch office on a month to month basis. During 2005, the Bank constructed a new full-service branch to replace this leased branch facility, and will terminate this lease on March 31, 2006. Also, during 2004, the Bank entered into a lease agreement that expired on September 30, 2005 for 13,500 square feet of office space in Jasper, Georgia for executive and administrative offices. The Bank renewed this lease until January 7, 2007. During 2005, the Bank entered into a lease agreement with an expiration date of January 31, 2007 for 1,500 square feet of office space in Marietta, Georgia for a loan production office. Also, during 2005, the Bank obtained a leased space for a loan production office in Loganville, Georgia with the merger with Futurus Financial. This lease is for 1,100 square feet of office space and expires on September 9, 2006. In January 2006, the Bank entered into a lease agreement with an expiration date of December 31, 2010 for 1,200 square feet of office space in Cartersville, Georgia for a loan production office.

The Bank also leases a site for an ATM in the Big Canoe, Georgia community. The lease agreement will expire on October 31, 2011. The Big Canoe community is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2006.

The Company and the Bank presently expect to renew each of their leases upon their respective expiration dates.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time parties to various legal proceedings arising in the ordinary course of their business. Management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against the Company or its subsidiaries that are likely, individually or in the aggregate, to have a material adverse effect on the consolidated financial condition or results of operations of the Company. However, no assurance can be given with respect to the ultimate outcome of any such proceedings.

We have incurred no penalties for failing to include on our tax returns any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to a “reportable transaction” under the Code and that is require to be reported under Section 6707A(e) of the Code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 12, 1999, the Company’s Common Stock began trading on the Nasdaq SmallCap Market (now called the “Nasdaq Capital Market”) under the symbol “CSNT” at a price of $13.00 per share. On March 16, 2006, the price of the Company’s Common Stock, as quoted on the Nasdaq Capital Market, was $40.50. The following table sets forth the high and low sales price of the Company’s Common Stock on the Nasdaq Capital Market for the indicated periods.

	Sales Price per share of the Company’s Common Stock
Period	High	Low
2005
Fourth Quarter	$36.45	$33.13
Third Quarter	$36.59	$31.10
Second Quarter	$30.69	$26.20
First Quarter	$27.65	$25.26

2004
Fourth Quarter	$27.26	$25.05
Third Quarter	$25.85	$22.09
Second Quarter	$27.00	$23.05
First Quarter	$31.78	$24.66

Holders

As of March 23, 2006, there were approximately 2,595,073 shares of the Company’s Common Stock outstanding held by approximately 1,325 record holders. Of this number, the Company held 16,668 shares as treasury stock at December 31, 2005.

Dividends

Cash dividends on the Bank’s common stock may only be declared and paid out of its retained earnings, and dividends may not be declared at any time at which the Bank’s paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank’s ratio of tier 1 capital to adjusted total assets is less than 8%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank’s loans classified as adverse as to repayment or recovery by the Georgia Department at the most recent regulatory examination of the Bank exceeds 80% of the Bank’s tier 1 capital plus the allowance for loan losses as reflected at such examination.

On February 16, 2006, the Company declared a quarterly dividend of $0.095 per share, which was paid on March 16, 2006 to shareholders of record on March 2, 2006, its thirty-eighth consecutive quarterly dividend.

The following table sets forth, for the Company’s last two fiscal years, the dividends per share declared and paid by the Company:

Period	Dividend Per Share
2005
Fourth Quarter	$.0950
Third Quarter	$.0900
Second Quarter	$.0850
First Quarter	$.0850

2004
Fourth Quarter	$.0850
Third Quarter	$.0800
Second Quarter	$.0800
First Quarter	$.0800

Future dividends on the Common Stock will depend upon the earnings, financial condition and capital adequacy of the Company and its subsidiaries, and their need for funds, and other relevant factors, including applicable restrictions and governmental policies and regulations. The ability of the Company to pay dividends is subject to statutory restrictions on cash dividends applicable to Georgia business corporations, in particular the requirements that, after giving effect to the dividends, the corporation be able to pay its debts as they become due in the usual course of business and that the corporation’s assets not be less than the sum of its total liabilities.

The Company does not expect to have any substantial sources of income other than dividends it may receive from the Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	273,629 shares	$24.29	148,564 options
Equity compensation plans not approved by security holders	0 shares	$0.00	0 options
Total	273,629	$24.29	148,564 options

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, the Company has not sold any of its securities without registering them under the Securities Act, except as follows:

On September 30, 2005, the Company completed an offering of $8.0 million of trust preferred securities. The trust preferred securities were offered and sold to accredited investors pursuant to the exemption from registration provided by Rule 506 under the Securities Act. In that offering:

(1)	the Company organized a Delaware statutory business trust (the “Trust”) called “Crescent Capital Trust II,” which is governed by an Amended and Restated Trust Agreement among the Company, Wilmington Trust Company, as trustee (the “Trustee”), and three of the Company’s employees who are the administrators of the Trust;

(2)	the Company issued and sold to the Trust approximately $8.25 million in aggregate principal amount of its unsecured junior subordinated debentures, which were issued under a Junior Subordinated Indenture between the Company and the Trustee;

(3)	the Trust issued and sold:

(a)	$8.0 million of preferred capital securities with a liquidation amount of $50,000 per security to investors (including $1.0 million of preferred capital securities that were sold to Michael W. Lowe, a director of the Company), and

(b)	$248,000 of its common securities to the Company, making the Company the only holder of the Trust’s common securities and used the proceeds from these sales to purchase the junior subordinated debentures from the Company; and

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

Both the junior subordinated debentures that the Company issued and the preferred capital securities that the Trust issued bear interest at a floating rate equal to the prime rate of interest as announced in the Money Rates section of The Wall Street Journal, payable quarterly on each of the last days of March, June, September and December, with a maturity of December 31, 2035. When the Company makes principal and interest payments to the Trust, as the holder of the junior subordinated debentures, the Trust, in turn, makes payments of principal and interest to holders of the preferred capital securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Please refer to that section of the Company’s Annual Report entitled “Selected Financial Data,” which is incorporated herein by reference. A complete copy of the Company’s Annual Report is included with this report as Exhibit 13.1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please refer to the section of the Company’s Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the section of the Company’s Annual Report entitled “Quantitative and Qualitative Disclosures About Our Market Risk,” which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to the section of the Company’s Annual Report entitled “Consolidated Financial Report,” which is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding the Company’s directors and executive officers required by this Item 10 is contained in the Company’s Proxy Statement under the captions “Proposal One—Election of Directors—General,” “—Election of Directors,” “—Information Relating to Directors, Executive Officers and Nominees,” “Additional Information Concerning the Board of Directors and Committees—Committees of the Board of Directors,” “—Independent Directors,” “—Compensation of Directors,” “Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners,” “Executive Compensation—Compensation Committee Interlocks,” “—Executive Compensation Summary,” and “—Change of Control Employment Agreements” and is incorporated herein by reference. Officers of the Company and the Bank are elected annually by the Company’s Board of Directors. The term “executive officer,” as used herein, means any officer who has major policy-making functions with respect to the Company, the Bank or CMS.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of the Company’s executive officers is contained in the Company’s Proxy Statement under the captions “Executive Compensation—Report of the Compensation Committee,” “—Executive Compensation Summary,” “—Option/SAR Grants in Last Fiscal Year,” “—Aggregated Option/SAR Exercises in 2005 and 2005 Year-End Option/SAR Values,” “—Change of Control Employment Agreements” and “—Certain Relationship and Related Transactions” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained in the Proxy Statement under the caption “Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions involving the Company and its management is contained in the Proxy Statement under the caption “Executive Compensation—Certain Relationships and Related Transactions” and is incorporated herein by reference.

With the exception of the above disclosures, and other than in the ordinary course of business, there were no transactions during 2005, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid by the Company to, and related disclosures about, its principal accountants is contained in the Proxy Statement under the caption “Information Concerning the Company’s Independent Auditor” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements – Please refer to that section of the Company’s Annual Report entitled “Consolidated Financial Report,” which is incorporated herein by reference.

(2)	Financial Statement Schedules – Not applicable.

(3)	Exhibits

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

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated as of August 19, 2004 (Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 23, 2004, File No. 000-20251).

3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, Securities and Exchange Commission (the “Commission”) File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3	Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1*	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2*	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3*	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4*	Crescent Banking Company 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Form S-2).

10.5*	Crescent Banking Company 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.6 to the Form S-2).

10.6	Warehouse Line of Credit, dated July 26, 1996, by and between Crescent Bank & Trust Company and Federal Home Loan Bank of Atlanta, including related documents (Incorporated by reference from Exhibit 10.11 to the Form S-2).

10.7	Amended and Restated Trust Agreement, dated as of November 9, 2001, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.12 to the Form S-2).

10.8	Junior Subordinated Indenture, dated as of November 9, 2001, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.13 to the Form S-2).

10.9	Guarantee Agreement, dated as of November 9, 2001, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.14 to the Form S-2).

Exhibit Number	Description
10.10*	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and J. Donald Boggus, Jr. (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K
for the year ended December 31, 2002).

10.11*	Change of Control Employment Agreement, dated as of March 17, 2005, by and between Crescent Banking Company and Leland W. Brantley, Jr. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2005).

10.12*	Change of Control Employment Agreement, dated as of January 20, 2004, by and between Crescent Banking Company and Anthony N. Stancil (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13*	Change of Control Employment Agreement, dated as of February 20, 2003 by and between Crescent Banking Company and A. Bradley Rutledge, Sr. (Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.14*	Description of Director Compensation (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 2005).

10.15*	Description of Executive Compensation arrangements (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2005).

10.16*	Form of Crescent Banking Company Non-Qualified Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17*	Form of Crescent Banking Company Incentive Stock Option Agreement under the 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.18*	Form of Director Supplemental Retirement Plan Agreement (Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.19*	Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement (Incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.20*	Form of Executive Supplemental Retirement Plan Agreement (Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.21*	Form of Executive Life Insurance Endorsement Method Split Dollar Plan Agreement (Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.22*	Change of Control Employment Agreement, dated as of November 18, 2004, by and between Crescent Banking Company and Bonnie B. Boling.

10.23	Junior Subordinated Indenture, dated as of September 30, 2005, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.24	Amended and Restated Trust Agreement, dated as of September 30, 2005, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.25	Guarantee Agreement, dated as of September 30, 2005, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2005).

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2005 Annual Report to Shareholders for the fiscal year ended December 31, 2005. With the exception of information expressly incorporated herein, the 2005 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

Exhibit Number	Description
23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Donald Boggus, Jr. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ Leland W. Brantley, Jr. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ John S. Dean, Sr. John S. Dean, Sr.	Chairman of the Board of Directors	March 30, 2006

/s/ Charles Fendley Charles Fendley	Director	March 30, 2006

/s/ Charles Gehrmann Charles Gehrmann	Director	March 30, 2006

/s/ Michael W. Lowe Michael W. Lowe	Director	March 30, 2006

/s/ Cecil Pruett Cecil Pruett	Director	March 30, 2006

/s/ Janie Whitfield Janie Whitfield	Director	March 30, 2006

/s/ Nathan E. Hardwick IV Nathan E. Hardwick IV	Director	March 30, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.22	Change of Control Employment Agreement, dated as of November 18, 2004, by and between Crescent Banking Company and Bonnie B. Boling.

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2005 Annual Report to Shareholders for the fiscal year ended December 31, 2005. With the exception of information expressly incorporated herein, the 2005 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.