Form 10-Q
period 2006-03-31
CRESCENT BANKING CO
filed 2006-05-15
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2006, Crescent Banking Company had 2,595,073 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$8,129,471	$12,793,467
Interest-bearing deposits in banks	806,366	146,623
Federal funds sold	38,928,000	40,030,000
Investment securities available-for-sale	18,031,567	14,765,618
Investment securities held-to-maturity, at cost (fair value approximates $2,047,835 and $2,049,030, respectively)	2,067,634	2,068,066
Restricted equity securities	3,680,775	3,473,975
Mortgage loans held for sale	549,508	1,511,535
Loans	611,635,187	593,703,740
Less allowance for loan losses	(7,024,002)	(6,711,974)

Loans, net	604,611,185	586,991,766
Premises and equipment	17,690,505	17,177,662
Other real estate owned	1,006,393	600,135
Mortgage servicing rights	53,353	56,832
Cash surrender value of life insurance	8,034,606	7,964,640
Goodwill	3,442,714	3,442,714
Deposit intangible	524,845	556,283
Deferred tax asset	5,056,474	5,027,783
Accounts receivable-brokers and escrow agents	308,160	334,372
Other assets	6,694,226	7,160,557

Total Assets	$719,615,782	$704,102,028

Liabilities
Deposits
Noninterest-bearing	$37,139,823	$37,367,247
Interest-bearing	558,524,388	543,131,531

Total deposits	595,664,211	580,498,778
Short-term borrowings	12,000,000	16,000,000
Long-term borrowings	46,853,000	44,853,000
Accrued interest and other liabilities	5,623,916	4,701,592
Liabilities related to discontinued operations	2,787,097	2,868,825

Total liabilities	662,928,224	648,922,195
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,595,073 and 2,580,455 issued, respectively	2,595,073	2,580,455
Capital surplus	19,398,550	19,026,514
Retained earnings	35,272,087	34,107,980
Treasury stock, 16,668 shares	(296,091)	(296,091)
Accumulated other comprehensive loss	(282,061)	(239,025)

Total shareholders’ equity	56,687,558	55,179,833

Total liabilities and shareholders’ equity	$719,615,782	$704,102,028

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2006	2005
Interest income
Loans	$11,362,515	$6,934,399
Mortgage loans held for sale	4,835	7,386
Taxable securities	266,021	189,036
Deposits in banks	8,540	38,690
Federal funds sold	474,723	121,911

Total interest income	12,116,634	7,291,422

Interest expense
Deposits	5,320,788	2,926,860
Short-term borrowings	111,616	107,874
Long-term borrowings	551,516	270,798

Total interest expense	5,983,920	3,305,532

Net interest income	6,132,714	3,985,890
Provision for loan losses	470,000	388,000

Net interest income after provision for loan losses	5,662,714	3,597,890

Non interest income
Service charges on deposit accounts	247,365	214,179
Mortgage servicing fee income	18,458	212,327
Gains on call of investment securities	—	259,248
Gains on sales of SBA loans	92,330	178,467
Other operating income	417,386	409,015

Total non interest income	775,539	1,273,236

Non interest expenses
Salaries and employee benefits	2,261,160	1,584,879
Occupancy and equipment	427,234	277,758
Supplies, postage, and telephone	280,423	214,183
Advertising	121,839	105,629
Insurance expense	82,162	43,655
Depreciation and amortization	346,198	311,484
Legal and professional	270,107	282,260
Director fees	86,675	42,900
Mortgage subservicing expense	8,475	101,193
Foreclosed asset (income) expense, net	(7,250)	61,960
Other operating expenses	281,500	192,303

Total non-interest expenses	4,158,523	3,218,204

Income before income taxes	2,279,730	1,652,922
Applicable income taxes	871,019	635,962

Net income	1,408,711	1,016,960

Other comprehensive income
Unrealized losses on securities available-for-sale arising during period, net of tax	(43,036)	(100,605)

Comprehensive income	$1,365,675	$916,355

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(unaudited)

	For the three months ended March 31,
	2006	2005
Earnings per share
Basic earnings per share	$0.55	$0.41
Diluted earnings per share	$0.53	$0.40
Cash dividends per share of common stock	$0.0950	$0.0850

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2006	2005
Operating Activities
Net income	$1,408,711	$1,016,960
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on securities	6,145	4,722
Amortization of deposit intangible	31,438	18,532
Net gain on call of investment securities	—	(259,248)
Net (gain) loss on sale of other real estate owned	(26,227)	28,179
Net (gain) loss on sale/disposal of premises and equipment	37,661	(2,100)
Amortization of mortgage servicing rights	3,480	74,440
Provision for loan losses	470,000	388,000
Depreciation	311,285	218,512
Proceeds from sales of mortgage loans held for sale	11,282,753	14,386,112
Originations of mortgage loans held for sale	(10,320,726)	(13,346,529)
Income on life insurance policies	(69,966)	(54,495)
Increase in deferred income taxes	(5,925)	—
Increase in interest receivable	285,901	(363,703)
Decrease in accounts receivable – brokers and escrow agents	26,212	94,423
Increase in interest payable	299,134	170,438
Stock compensation expense	15,646	—
Net cash used in discontinued operations	(81,728)	(331,091)
Net change in other assets, liabilities and other operating activities	810,044	65,536

Net cash provided by operating activities	4,483,838	2,108,688

Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	(659,743)	4,292,453
Purchase of securities available-for-sale	(3,727,323)	(1,036,114)
Proceeds from maturities/calls of securities available-for-sale	383,932	468,634
Proceeds from maturities/calls of securities held-to-maturity	—	914,675
Purchase of other securities	(206,800)	(332,200)
Proceeds from sale of other real estate owned	350,028	715,006
Sale of premises and equipment	3,000	2,100
Net (increase) decrease in federal funds sold	1,102,000	(14,029,000)
Net increase in loans	(18,819,977)	(29,879,301)
Purchase of premises and equipment	(864,788)	(1,656,055)

Net cash used in investing activities	(22,439,671)	(40,539,802)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the three months ended March 31,
	2006	2005
Financing Activities
Net increase in deposits	15,165,433	33,591,067
Net decrease in borrowings	(2,000,000)	—
Excess tax benefits from share-based payment arrangements	133,352	—
Proceeds from the exercise of stock options	237,656	—
Dividends paid	(244,604)	—

Net cash provided by financing activities	13,291,837	33,591,067

Net decrease in cash and due from banks	(4,663,996)	(4,840,047)
Cash and due from banks at beginning of year	12,793,467	11,672,894

Cash and due from banks at end of period	$8,129,471	$6,832,847

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$5,684,786	$3,135,094
Cash paid during period for taxes	44,000	80,135
Principal balances of loans transferred to other real estate owned	730,558	300,000
Unrealized loss on securities available for sale, net	(43,036)	(100,605)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2005 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at March 31, 2006 and December 31, 2005 include no assets and include liabilities of $2,787,097 and $2,868,825, respectively, related to discontinued wholesale residential mortgage operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. Purchasers of loans typically conducted their own review of the loans, and the Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans along with reliance on the quality control department to randomly test loans that had been sold. At March 31, 2006 and December 31, 2005, the Company had approximately $6.9 million and $6.8 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at March 31, 2006 and December 31, 2005 for future losses was approximately $2.8 million and $2.9 million, respectively, and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The table below shows the changes in the allowance for recourse obligation from December 31, 2005 to March 31, 2006.

Changes in the allowance for recourse obligation are as follows:

2006
Balance at December 31, 2005	$2,868,825
Provisions for recourse obligations	—
Refund from mortgage insurance company	—
Losses indemnified	(81,728)

Balance at March 31, 2006	$2,787,097

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of March 31, 2006, the Company was servicing loans for others with principal balances totaling $21 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended March 31, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,408,711	2,568,724	$0.55
Effect of dilutive securities (stock options)		85,151
Diluted earnings per share	$1,408,711	2,653,875	$0.53

	Three Months Ended March 31, 2005
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,016,960	2,483,067	$0.41
Effect of dilutive securities (stock options)		71,994
Diluted earnings per share	$1,016,960	2,555,061	$0.40

NOTE 6—STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has two share-based compensation plans in effect at March 31, 2006. The compensation cost that has been charged against income for those plans was $15,646 for the three months ended March 31, 2006. The Company recorded no deferred tax benefit in the first quarter of 2006 because all of the compensation cost was related to incentive stock options.

The Company has a qualified stock option plan for key employees (the “employee plan”) and has reserved 300,000 shares of common stock under that plan. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the employee plan expire ten years from the date of grant and the options at December 31, 2005 vest over periods ranging from 12 months to 60 months. At March 31, 2006, 97,056 options were available for grant.

The Company also has non-qualified stock option plans for directors (the “director plans”) and has reserved 198,000 shares of common stock. Options are granted at fair market value of the Company’s common stock on the date of grant, except for certain options that are granted with an exercise price of $8.00 per share. All options under these plans expire ten years from the date of grant and all of the options vest upon grant. At March 31, 2006, 54,008 options were available for grant at fair market value and none were available to grant with an exercise price of $8.00 per share.

NOTE 6—STOCK COMPENSATION PLANS (Continued)

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 500 options for the quarter ended March 31, 2006 with an average fair value of $11.11 per option and granted no options for the quarter ended March 31, 2005.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 2 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarter ended March 31, 2006.

Quarter Ended March 31, 2006
Dividend yield	1.01%
Risk-free interest rate	4.38%
Volatility	24.80%
Expected life	5.75 years

A summary of option activity under the stock option plans as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	273,629	$24.29	—	—

Options Exercised	(14,618)	$16.26	—	—
Options Forfeited	(2,000)	$26.24	—	—
Options Granted	500	$37.75	—	—

Outstanding at March 31, 2006	257,511	$24.75	7.55 Years	$4,179,532

Exerciseable at March 31, 2006	198,177	$23.80	7.39 Years	$3,419,136

For the quarter ended March 31, 2006, the intrinsic value of options exercised was approximately $316,967. There were no shares exercised for the quarter ended March 31, 2005. The fair value of options vested during the periods was approximately $15,646 and $25,720, respectively.

Cash received from option exercise under all share-based payment arrangements for the three month period ended March 31, 2006 was $237,656. The actual tax benefit in stockholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $133,352 for the three months ended March 31, 2006.

As of March 31, 2006, there was $215,899 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2 years.

NOTE 6—STOCK COMPENSATION PLANS (Continued)

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB No. 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

Income before income tax expense	$(15,646)
Net Income	$(15,646)

Cash flow from operating activities	$15,646
Cash flow from financing activities	$133,352

Basic earnings per share	$(0.01)
Diluted earnings per share	$(0.01)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to the quarter ended March 31, 2005:

For the three months ended March 31, 2005
Net income, as reported	$1,016,960

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,689

Pro forma net income	$1,001,271

Consolidated earnings per share:
Basic – as reported	$0.41
Basic – pro forma	$0.40
Diluted – as reported	$0.40
Diluted – pro forma	$0.39

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2006, the Company was a party to interest rate swap contracts under which it pays a fixed rate and receives a variable rate. The notional amount of the interest rate swaps was approximately $2,361,000 with a fair value of approximately $120,000 at March 31, 2006. The Company has an embedded derivative in one loan agreement that relates to the swap agreements. These derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2006. If a counterparty fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

NOTE 8—TRUST PREFERRED SECURITIES

During the third quarter of 2005, the Company organized Crescent Capital Trust II (the “Trust II”), a statutory business trust that issued an additional $8,000,000 of trust preferred securities. As a result of this transaction, the Company records additional long term liability of $8,248,000 related to the issuance by the Company of $8,248,000 of junior subordinated debentures to the Trust II and other assets of $248,000 related to the Company’s purchase of 100% of the common stock of the Trust II. The Company contributed $4,180,000 of the proceeds from the sale of the trust preferred securities to the Bank and repaid $3,680,000 outstanding on its line of credit with the Bankers Bank with the remaining proceeds. We believe the trust preferred securities qualify as Tier 1 regulatory capital under the Federal Reserve’s newly adopted capital rules.

During the fourth quarter of 2001, the Company organized Crescent Capital Trust I (the “Trust I”), a statutory business trust that issued $3,500,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long term liability of $3,605,000 related to the issuance by the Company of $3,605,000 of junior subordinated debentures to the Trust I and other assets of $105,000 related to the Company’s purchase of 100% of the common stock of the Trust I. We believe the trust preferred securities qualify as Tier 1 regulatory capital under the Federal Reserve’s newly adopted capital rules.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust I and Crescent Capital Trust II (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. All of the outstanding trust preferred securities currently qualify as tier 1 capital for regulatory capital purposes.

The Company’s principal executive offices, including the principal executive offices of Crescent Bank and CMS, are located at 7 Caring Way, Jasper, Georgia 30143, and the telephone number at that address is (678) 454-2266. The Company maintains an Internet website at www.crescentbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

As of March 31, 2006, the Company had total consolidated assets of approximately $719.6 million, total deposits of approximately $595.7 million, total consolidated liabilities, including deposits, of approximately $662.9 million and consolidated shareholders’ equity of approximately $56.7 million. The Company’s operations are discussed below under “—Results of Operations.”

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 92% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. The Company does not consider its commercial banking operations to be seasonal in nature. The Bank makes loans to acquire and develop commercial and residential real estate. Real estate activity and values tend to be cyclical and vary over time with interest rates and economic activity.

Continued Expansion

Consistent with the Company’s efforts to better service its market, the Company has engaged in recent expansion of its business. The sale of the Company’s wholesale residential mortgage business on December 31, 2003 made available $27 million in capital that we are using to expand our commercial banking business through our ongoing branching initiatives. During 2004 and 2005, we opened three new full service branches and two new loan production offices in our market area, and on April 1, 2005 we completed a merger with Futurus Financial Services, Inc. (“Futurus Financial”) and Futurus Bank, N.A. in which we acquired one full service branch and one loan production office. We completed construction of our new Cumming, Georgia branch office in January of 2006 and we concurrently closed our existing Cumming branch location that was being operated out of leased space in a shopping center. Also, in the fourth quarter of 2005, we began construction on two new full service branches in Cherokee County, one located in south Cherokee County near Woodstock, Georgia and one located in Canton, Georgia. We expect to complete construction of these two branches in the second quarter of 2006. With the completion of these two branches, the Bank will have four full service branches in Cherokee County, which is one of the fastest growing counties in Georgia.

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates will continue to slowly rise in the first half of 2006 and then remain stable thereafter. During the 0-90 day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if rates rise, our net interest margin is expected to improve.

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

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth and sustain our operations. Due to the projected high volume of loan growth for 2006 and future years and the competitive pricing by competitors in several of our market areas, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out of market deposits to supplement deposit growth in our market areas and can borrow an additional $11.0 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 37% during 2005. Also, during the last six months of 2004 and during 2005, the Bank added approximately 15 new loan officers which were mainly related to the addition of three new full service branches and two new loan production offices. With the current focus on growth, the Bank must put into place the proper procedures to be able to monitor the loan growth including the quality of the loan growth. If the credit quality of the Bank’s loan portfolio declines, then the Bank’s ability to raise capital and expand could be limited.

Accounting Standards

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods for changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 (revised 2004) did not have a material impact on its financial condition or result of operations of the Company.

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

Recourse Obligation Reserve

In the wholesale mortgage business that we operated prior to December 31, 2003, we regularly made representations and warranties to purchasers of our mortgage loans and insurers that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. The establishment of the recourse obligation reserve is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, industry trends and economic conditions. Before 2002, the Bank’s history of losses in connection with mortgage loans sold into the secondary market was minimal. The Company established this recourse obligation reserve initially during 2003 with the increase in the number of loans indemnified and the increase in the occurrence of losses from these loans. The trend of such losses experienced in 2003 increased in 2004 and we added an additional $2.9 million to the recourse obligation reserve. During 2005 and the first quarter of 2006, our losses related to indemnified loans stabilized and we have not made any more additions to the recourse obligation reserve. Given the limited historical information available to management with respect to the Company’s potential obligations to make indemnification payments, the evaluation of these factors involves subjective estimates and judgments that may change.

Mortgage Servicing Rights

Mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans. We amortize those rights in proportion to, and over the period of, estimated future net servicing income. Gains related to the sales of mortgage servicing rights represent the difference between the sales proceeds and the related capitalized mortgage servicing rights. Mortgage servicing rights are amortized over a life of approximately 5 years. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying mortgage servicing rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that the fair value is less than the amortized cost. Quarterly, we have an independent third party determine the fair value of our mortgage servicing rights and evaluate the mortgage servicing rights portfolio for impairment. At March 31, 2006, no valuation allowances were required for our mortgage servicing rights.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the three months ended March 31, 2006 and 2005:

	Average Balances		Yields / Rates		Income / Expense		Increase (Decrease)	Change Due to
	2006	2005	2006	2005	2006	2005		Rate	Volume
Assets
Loans, including fee income	$593,566	$449,962	7.76%	6.25%	$11,362	$6,934	$4,428	$2,750	$1,678
Mortgage loans held for sale	297	498	6.61%	6.01%	5	7	(2)	(3)	1
Taxable securities	22,927	18,739	4.71%	4.09%	266	189	77	48	29
Federal funds sold	43,488	20,236	4.43%	2.44%	475	122	353	254	99
Interest bearing deposits in banks	785	6,870	4.41%	2.28%	9	39	(30)	(66)	36

Total earning assets	661,063	496,305	7.43%	5.96%	12,117	7,291	4,826	2,983	1,843

Cash and due from banks	13,880	8,971
Allowance for loan losses	(6,682)	(5,912)
Other assets	48,556	40,908

Total	$716,817	$540,272

Liabilities and Equity
Interest bearing demand	$90,669	$41,697	3.18%	1.77%	$711	$182	$529	$384	$145
Savings	47,455	58,984	2.69%	2.54%	315	370	(55)	(77)	22
Certificates of deposit	414,609	292,808	4.20%	3.29%	4,295	2,375	1,920	1,262	658

Total interest bearing deposits	552,733	393,489	3.90%	3.02%	5,321	2,927	2,394	1,569	825
Borrowings	60,453	46,285	4.45%	3.32%	663	378	285	156	129

Total interest bearing liabilities	613,186	439,774	3.96%	3.05%	5,984	3,305	2,679	1,725	954

Noninterest bearing demand deposits	40,262	38,601
Other liabilities	7,078	11,124
Shareholders’ equity	56,291	50,773

Total	$716,817	$540,272

Net interest income					$6,133	$3,986	$2,147	$1,258	$889

Net interest yield on earning assets			3.76%	3.26%
Net interest spread			3.48%	2.91%

Interest Income

Our interest income related to commercial banking increased 66% to $12.1 million for the three months ended March 31, 2006 from $7.3 million for the three months ended March 31, 2005. The increase in 2006 in interest income was the result of both a higher volume of average commercial banking loans and a higher yield from commercial banking loans. Average commercial banking loans increased $143.6 million, or 32%, for the quarter ended March 31, 2006 over the same periods for 2005. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. As a result of the merger with Futurus Financial, the Bank acquired a loan portfolio of approximately $51.0 million in the second quarter of 2005. The yield from commercial banking loans increased from 6.25% for the three months ended March 31, 2005 to 7.76% for the three months ended March 31, 2006. The increase in the yield from commercial banking loans during 2006 compared to 2005 was mainly the result of the repricing of the commercial banking loan portfolio as the Federal Reserve increased interest rates 250 basis points during 2005 and the first three months of 2006. Approximately 68% of our commercial banking loan portfolio is variable rate and adjusts with changes in the prime rate.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended March 31, 2006 amounted to $6.0 million compared to $3.3 million for the three months ended March 31, 2005. Interest expense related to commercial banking deposits for the three months ended March 31, 2006 was $5.3 million compared to $2.9 million for the three months ended March 31, 2005. The increase in interest expense from interest-bearing deposits resulted from both the increase in the average balance of interest-bearing deposits and the increase in the cost of funds of interest-bearing deposits. Average interest-bearing deposits increased approximately $159.2 million, or 40%, from $393.5 million for the three months ended March 31, 2005 to $552.7 million for the three months ended March 31, 2006. During 2005 and first three months of 2006, the Bank ran several deposit promotions, including a high yield interest-bearing checking account and several certificate of deposit specials, in order to fund the high level of loan growth the Bank has experienced. Also, as a result of the merger with Futurus Financial, the Bank acquired approximately $47.8 million in interest-bearing deposits during the second quarter of 2005. The cost of funds from commercial banking deposits increased from 3.02% for the three months ended March 31, 2005 to 3.90% for the three months ended March 31, 2006. This increase in the cost of deposits was primarily due to the Bank’s promotion of its high yield interest-bearing checking account, which increased the average cost of our interest-bearing checking accounts by approximately 141 basis points for the three months ended March 31, 2006 compared to the same period in 2005. The cost of deposits was also affected by the repricing of time deposits, whose average cost increased 91 basis points for the three months ended March 31, 2006 compared to the same period in 2005. The Bank has had to run higher costing deposit specials during 2005 and in the first three months of 2006 due to strong competition in its market area for local deposits. The increase in interest expense from 2005 to 2006 was also attributable to an increase in average borrowings. Average borrowings increased approximately $14.2 million for the three months ended March 31, 2006 compared to the same period in 2005. This increase was primarily attributable to the Bank borrowing an additional $10.0 million in Federal Home Loan Bank advances during the last three quarters in 2005 and the Company issuing an additional $8.2 million in junior subordinated debentures related to the trust preferred securities issued by Crescent Capital Trust II during the third quarter of 2005. The increase was offset by the Company paying down an amount outstanding of $3.7 million on its line of credit with The Bankers Bank during the fourth quarter of 2005. In the first quarter of 2006 and 2005, interest expense accounted for 56% and 48%, respectively, of our total commercial banking business expenses. The increase in this percentage resulted from an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2006 were $6.1 million, 3.76% and 3.48%. Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2005 were $4.0 million, 3.26% and 2.91%. The increase in net interest income from 2005 to 2006 was mainly due to an increase of 32% in average commercial banking loans and due to an increase of 50 basis points in the net interest margin for the three months ended March 31, 2006 compared to the same period in 2005. The increase in net interest margin and interest spread during the three months ended March 31, 2006 compared to the same period in 2005 was due to the increase of 147 basis points in yield on the Bank’s interest earning assets being greater than the increase of 91 basis points in cost on the Bank’s interest bearing liabilities. The increase in the yield on the Bank’s interest-earning assets was mainly related to the repricing of the commercial banking loan portfolio. Approximately 68% percent of the commercial banking loan portfolio is floating rate and tied to changes in prime rate. During 2005 and the first three months of 2006, the federal reserve has increased interest rates 250 basis points, causing the prime rate to also increase by 250 basis points. Strong pressure on the cost of deposits resulting from competition in our market area has partially offset the increase in the yield on the Bank’s interest-earning assets and the effects of the Bank maintaining an asset sensitive position.

Loan Loss Provisions

For the three months ended March 31, 2006, we made a provision for loan losses of $470,000 and incurred net charge-offs of $157,972 of commercial banking loans. For the three months ended March 31, 2005, we made a provision for loan losses of $388,000 and incurred net charge-offs of $249,044 of commercial banking loans. The ratios of net charge-offs (recoveries) to average commercial banking loans outstanding during the year were 0.11% (annualized) for the three months ended March 31, 2006, 0.41% for the year ended December 31, 2005 and 0.22% (annualized) for the three months ended March 31, 2005. During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the three months ended March 31, 2006, the Bank would have incurred net charge-offs of $324,347 for the period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.22% (annualized). The Bank’s charge-offs in the first three months of 2006 consisted of one commercial real estate loan charge-off of $96,435, one residential construction loan charge-off of $73,048, three commercial loan charge-offs of $17,237 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2005 mainly consisted of one residential real estate loan charge-off of $103,705, two residential construction loan charge-offs of $66,851 and various installment and other consumer loans charge-offs. The increase in the amount of the provision for loan losses for the three months ended March 31, 2006 from the three months ended March 31, 2005 was mainly related to the increase in criticized loans from $7.9 million at March 31, 2005 and $5.5 million at December 31, 2005 to $9.4 million at March 31, 2006. This increase in criticized loans is mainly related to one loan relationship, which is discussed further under “Financial Condition—Commercial Banking Business—Total Non-Performing Commercial Banking Assets” below. This increase in the provision for loan losses related to the change in criticized loans was partially offset due to the growth in the loan portfolio decreasing 39% in the first quarter of 2006 compared to the same period in 2005. During the first quarter of 2006 the Bank’s loan portfolio grew approximately $17.9 million compared to $29.3 million in the first quarter of 2005. As a result of the growth in the loan portfolio and the increase in criticized loans in our commercial loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 1.15%, 1.13% and 1.29% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The decrease in the allowance for loan losses as a percentage of total commercial banking loans from 1.29% at March 31, 2005 to 1.15% at March 31, 2006 was mainly related to charge-offs from one loan relationship that was discovered and reserved for in 2004. The Bank charged-off $738,680 in the third and fourth quarters of 2005 related to this one loan relationship.

Non-interest Income

Our non-interest income related to our commercial banking business was $776,000 during the three months ended March 31, 2006 compared to $1.3 million during the three months ended March 31, 2005. The decrease in non-interest income for the three months period ending March 31, 2006 was primarily due to a decrease in mortgage servicing fee income and a decrease in gains on calls of investment securities. Mortgage servicing fee income was approximately $18,000 during the three months ended March 31, 2006 compared to approximately $212,000 during the three months ended March 31, 2005. The decrease in the mortgage servicing fee income was due to a decrease in the size of the servicing portfolio from $263 million at March 31, 2005 to $21 million at March 31, 2006. The Company sold approximately $190 million of the servicing portfolio in the fourth quarter of 2005. Also, in the first quarter of 2005, the Bank had a gain on call of investment securities of approximately $259,000 compared to none in the first quarter of 2006.

Non-interest Expense

Our non-interest expenses related to our commercial banking business (other than income tax expenses) were $4.2 million for the three months ended March 31, 2006 compared to $3.2 million for the three months ended March 31, 2005. The increase in non-interest expense for the three month period ended March 31, 2006 compared to the same periods in 2005 was attributable to an increase in salaries and benefits of approximately $676,000, an increase in occupancy and equipment expense of $149,000, an increase in supplies, postage and telephone expense of $66,000 and an increase in other operating expenses of $89,000. These increases were offset by a decrease in our mortgage subservicing expense of $93,000. The increase in salaries and other payroll expenses in the first quarter of 2006 over the same period in 2005 are due to the addition of forty-one new employees, including twenty-five new banking officers, to our commercial banking staff since March 31, 2005 and due to regular annual raises. This increase in employees is due to the Bank opening two new full service branches and two new loan production offices since April 1, 2005, including the full service branch in North Fulton and the loan production office in Walton County acquired in the merger with Futurus Financial. The increase in occupancy and equipment expense and in supplies, postage and telephone expense in 2006 compared to 2005 was also mainly attributable the Bank’s expansion efforts. With the Bank’s expansion efforts, its lease expense, depreciation expense, maintenance expense and utility costs have all increased. Also, with the Bank’s expansion efforts and the increase in the number of offices, the Bank has seen an increase in its supplies expense, courier expense, postage expense and telephone expense. The increase in other operating expenses was mainly related to an increase in loan expenses, ATM processing expense and director board and committee fees. These increases were also due to the Bank’s expansion efforts including adding two new directors with the merger with Futurus Financial. Mortgage subservicing expense decreased in 2006 compared to 2005 due to a decrease in the Bank’s servicing portfolio from $263 million at March 31, 2005 to $21 million at March 31, 2006. The Company sold approximately $190 million of the servicing portfolio in the fourth quarter of 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25, and thus recognized no compensation expense for options granted with the exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income for our stock option plans was $15,646 for the three months ended March 31, 2006. The amount of compensation cost that would have been recognized and charged against income for the three months ended March 31, 2005 if SFAS No. 123R had been adopted was $25,720. The total compensation cost related to nonvested awards not yet recognized at March 31, 2006 is $215,899, which will be recognized over the weighted average period of approximately 2 years. See “Note 6—Stock Compensation Plans” in the consolidated financial statements for further information.

Pretax Net Income

In the three months ended March 31, 2006, our commercial banking pre-tax income was $2.3 million compared to pre-tax income of approximately $1.7 million for the three months ending March 31, 2005. Pretax income for the three months ended March 31, 2006 increased approximately $627,000, or 38%, compared to the three months ended March 31, 2005. An increase in net interest income of approximately $2.1 million for the three months ended March 31, 2006 compared to the same periods in 2005 was the main reason for the increases in pretax income. The increase in net interest income was mainly due to an increase of 32% in average commercial banking loans over the three months ended March 31, 2005 compared to the same periods in 2006. The increase in the net interest margin was partially offset by an increase of approximately $940,000 in non-interest expense and a decrease in non-interest income of approximately $498,000. The increase in non-interest expense was primarily due to an increase in salaries and benefits and occupancy and equipment expense related to the Bank’s expansion efforts in 2005 and 2006. The decrease in non-interest income was primarily due to a decrease in mortgage servicing fee income and gains on calls of investment securities. See further discussion above under “—Net Interest Income,” “—Non-interest Income,” and “—Non-interest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three months ended March 31, 2006 and 2005 was 38.21% and 38.47%, respectively. The lower effective rates in 2006 resulted from the Company’s analysis of its tax accruals.

Financial Condition

General Discussion

Total Assets

Our total assets increased $15.5 million, or 2%, during the first three months of 2006 from $704.1 million as of December 31, 2005 to $719.6 million as of March 31, 2006. The increase in total assets was mainly comprised of a $17.9 million, or 30%, increase in the Bank’s commercial loans. The growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in its current markets. Our increase in total assets corresponded with a $15.2 million, or 3%, increase in deposits. At March 31, 2005, we had total assets of $548.3 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At March 31, 2006, interest-earning assets totaled $675.7 million and represented 94% of total assets. This represents a $20.0 million, or 3%, increase from December 31, 2005, when interest-earning assets totaled $655.7 million, or 93%, of total assets. This increase was mainly related to a $17.9 million increase in the Bank’s commercial banking loan portfolio. See “—Commercial Banking Business” below. At March 31, 2005, our interest-earning assets totaled $515.0 million and represented 94% of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Discontinued Operations.”

Premises and Equipment

We had premises and equipment of $17.7 million at March 31, 2006, compared to $17.2 million at December 31, 2005 and $12.9 million at March 31, 2005. The increase in premises and equipment from March 31, 2005 was primarily due to the acquisition of approximately $1.9 million of premises and equipment from Futurus Financial, the construction of a full service branch in Adairsville, Georgia at a total cost of approximately $724,000, the construction of a full service branch in Cumming, Georgia at a total cost of approximately $1.2 million and the construction in process costs of approximately $789,000 for the new full service branch in Canton, Georgia.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At March 31, 2006, the total cash value of life insurance was $8.0 million. At December 31, 2005 and March 31, 2005, the total cash value of the life insurance was $8.0 million and $6.3 million, respectively. The increase of $1.7 million from March 31, 2005 to March 31, 2006 was due to policy earnings and the purchase of additional life insurance with a total cash value of $1.4 million related to the merger with Futurus Financial.

Commercial Banking Business

Total Commercial Banking Loans

During the first quarter of 2006, our average commercial banking loans were $593.6 million. These loans constituted 90% of our average consolidated earning assets and 83% of our average consolidated total assets. For the first quarter of 2005, we had average commercial banking loans of $450.0 million, or 91% of our average consolidated earning assets and 83% of our average consolidated total assets. For the year ended December 31, 2005, we had average commercial banking loans of $539.5 million, or 92% of our average consolidated earning assets and 84% of our average consolidated total assets. Commercial banking loans at the periods ending March 31, 2006, December 31, 2005 and March 31, 2005 were $611.6 million, $593.7 million and $462.7 million, respectively. The 32% increase in average commercial banking loans from the three month period ended March 31, 2005 compared to the three month period ended March 31, 2006 was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. As a result of the merger with Futurus Financial, the Bank acquired a loan portfolio of approximately $51.0 million in the second quarter of 2005.

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

The allowance for loan losses totaled $7.0 million, or 1.15% of total commercial banking loans, at March 31, 2006, $6.0 million, or 1.29% of total commercial banking loans at March 31, 2005, and $6.7 million, or 1.13% of total loans at December 31, 2005. During the first quarter of 2006, we made a provision for loan losses of $470,000, which was due to both the $17.9 million increase we experienced in commercial banking loans during that period and the increase in criticized loans from $7.9 million at March 31, 2005 and $5.5 million at December 31, 2005 to $9.4 million at March 31, 2006. This increase in criticized loans is mainly related to one loan relationship, which is discussed further under “—Total Non-Performing Commercial Banking Assets” below. Net charge-offs for the three months ended March 31, 2006 were $157,972, or 0.11% (annualized) of average loans outstanding. During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the three months ended March 31, 2006, the Bank would have incurred net charge-offs of $324,347 for that period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.22% (annualized). Net charge-offs for the year ended December 31, 2005 were $2,200,759, or 0.41% of average loans outstanding and for the three months ended March 31, 2005 were $249,044, or 0.22% (annualized) of average outstanding loans. The Bank’s charge-offs in the first three months of 2006 consisted of one commercial real estate loan charge-off of $96,435, one residential construction loan charge-off of $73,048, three commercial loan charge-offs of $17,237 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2005 mainly consisted of one residential real estate loan charge-off of $103,705, two residential construction loan charge-offs of $66,851 and various installment and other consumer loans charge-offs. The increase in loan charge-offs and in the ratio of loan charge-offs to average commercial banking loans outstanding for the year ended December 31, 2005 was mainly related to one loan relationship discovered and reserved for in 2004. The loans were secured by residential real estate land lots and mobile homes with respect to which the Bank discovered title problems. These properties were foreclosed upon in the third and fourth quarters of 2005 and a balance of $738,680 was charged-off. If the loan charge-offs from this one loan relationship were excluded from the 2005 totals, the Bank would have incurred net charge-offs of $1,462,079 and the ratio of net charge-offs to average commercial banking loans outstanding during the year would have been 0.27% for 2005.

The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at March 31, 2006 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and uncertainties in the economy, including those created by the war against terrorism and natural disasters, additions to the allowances and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	March31, 2006	December 31, 2005	March 31, 2005
Non-performing loans (1)	$3,057,332	$2,847,645	$2,721,437
Foreclosed properties	1,006,393	600,135	1,653,793

Total non-performing assets	$4,063,725	$3,447,780	$4,375,230

Loans 90 days or more past due on accrual status	$98,683	$159,772	$155,290
Potential problem loans (2)	$6,403,413	$2,742,759	$5,251,208
Potential problem loans/total loans	1.05%	0.46%	1.13%
Non-performing assets/total loans and foreclosed properties	0.66%	0.58%	0.94%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	0.67%	0.61%	0.98%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. The Bank had approximately $99,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of March 31, 2006 compared to approximately $160,000 and $155,000, respectively, as of December 31, 2005 and March 31, 2005. Our non-performing commercial banking loans at March 31, 2006 amounted to $3.1 million compared to $2.8 million at December 31, 2005 and $2.7 million at March 31, 2005. The Bank had no renegotiated commercial banking loans at March 31, 2006, December 31, 2005 or March 31, 2005. The increase in non-performing commercial banking loans from December 31, 2005 to March 31, 2006 was mainly related to three loan relationships. One of these loan relationships totaling approximately $240,000 is secured by mobile homes and land lots. The Bank is in the process of taking the properties by deed in lieu of foreclosure from the borrower and does not foresee any significant loss from the relationship. The second loan relationship totaling approximately $97,000 is secured by a residential home. This loan was renewed and placed on accrual status in the second quarter of 2006 through the strength of a guarantor on the loan. The third loan relationship totaling approximately $89,000 is also secured by a residential home. This property was foreclosed upon in the second quarter of 2006 and subsequently sold for no loss. The Bank experienced a slight deterioration in the loan portfolio in 2004 and 2005. This deterioration was mainly attributable to the slow down in the economy in 2003 and 2004, and the related credit and repayment risks created by that slow down. We have evaluated these loan relationships and foreclosed properties, and, based on available information, we presently feel that the Bank is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. As of March 31, 2006, loan loss allowance reserves related to non-performing commercial banking loans totaled $483,915.

Total non-performing commercial assets totaled $4.1 million at March 31, 2006. This compares to total non-performing commercial assets of approximately $3.4 million at December 31, 2005 and $4.4 million at March 31, 2005. The Bank foreclosed upon five commercial banking loans totaling approximately $731,000 during the first quarter of 2006. One of the properties is a residential home under construction, two of the properties are mobile homes on land lots and two of the properties are residential homes on acreage. During the first quarter of 2006, the Bank sold one property totaling approximately $15,000 that was foreclosed upon in 2003, two properties totaling approximately $219,000 that were foreclosed upon in 2005 and one property totaling approximately $89,000 that was foreclosed upon in the first quarter of 2006. The Bank sold two residential homes for a gain of approximately $16,000 and two properties consisting of mobile homes and land lots for a gain of $10,000. Of the Bank’s $1.0 million in foreclosed properties that have not been sold, $659,000 is related to three loan relationships. One of the properties totaling approximately $212,000 is mobile homes with land lots located in Murray County, Georgia. The other two properties totaling approximately $447,000 are residential homes in Pickens County, Georgia. Of the remaining foreclosed properties that have not been sold, approximately $135,000 is residential homes, $102,000 is residential homes under construction, $38,000 is mobile homes with land lots and $61,000 is vacant land lots. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $3.7 million from December 31, 2005 to March 31, 2006. The increase in potential problem commercial loans from December 31, 2005 to March 31, 2006 was mainly related to one loan relationship totaling approximately $4.4 million. This loan relationship is secured by rental townhomes, land lots for the construction of new townhomes and a residential house. In the second quarter of 2006 this borrower paid the loan current and provided more collateral to secure the loan. Management feels that the loans categorized as potential problem loans at March 31, 2006 are adequately collateralized and believes that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $63.5 million at March 31, 2006, compared to $60.5 million at December 31, 2005 and $51.3 million at March 31, 2005. At March 31, 2006, the Bank had federal funds sold and interest-bearing deposits with other banks of $39.7 million, compared to $40.2 million at December 31, 2005 and $31.9 million at March 31, 2005. The increase in federal funds sold and interest-bearing deposits with other banks of $7.8 million from March 31, 2005 was due to both the Bank increasing its local deposits in order to fund the high level of loan growth that the Bank is experiencing and due to the Bank having several loans pay off unexpectedly during the first quarter of 2006. Investment securities and restricted equity securities totaled $23.8 million at March 31, 2006, compared to $20.3 million at December 31, 2005 and $19.4 million at March 31, 2005. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.7 million and shares held in The Bankers Bank in the amount of $165,975 at March 31, 2006.

Unrealized gains (losses) on securities amounted to $(470,102) at March 31, 2006, and $(187,162) and $(398,375) at March 31, 2005 and December 31, 2005, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. Management of the Bank believes all unrealized losses as of March 31, 2006 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents less than 3% of amortized cost. All bonds held at March 31, 2006 that have unrealized losses are rated AAA by Moody’s and AAA by Standard and Poor’s rating agencies. In addition, all of the securities are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $595.7 million, $580.5 million and $443.7 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively, representing an increase of 3% and 34%, respectively, over December 31, 2005 and March 31, 2005. Commercial deposits averaged $593.0 million during the three-month period ended March 31, 2006, $432.1 million during the three-month period ended March 31, 2005 and $522.7 million during the twelve-month period ended December 31, 2005. The increase in deposits from December 31, 2005 to March 31, 2006 is due to the Bank running several deposit promotions during the first three months of 2006, including a high yield checking account and a certificate of deposit special. Certificates of deposit within the Bank’s market area have increased approximately $19.3 million and the high yield checking accounts have increased approximately $13.9 million since December 31, 2005. The Bank has had to run higher costing deposit specials in the first quarter of 2006 due to the strong competition in its market area for local deposits in order to fund the high level of loan growth that it has experienced. Interest-bearing deposits represented 94% of total deposits at March 31, 2006, compared to 94% at December 31, 2005 and 92% at March 31, 2005. Certificate of deposits comprised 75% of total interest-bearing deposits for March 31, 2006, compared to 74% at both December 31, 2005 and March 31, 2005. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area. We attempt to offset potential decreases in our share of local deposits by accepting out of market and brokered deposits. The Bank had $82.5 million of out of market and brokered deposits as of March 31, 2006, compared to $85.2 million and $53.7 million at December 31, 2005 and March 31, 2005, respectively. The decrease in out of market and brokered deposits from December 31, 2005 to March 31, 2006 was mainly due to the Bank not renewing many of its out of market deposits due to the rising cost of these deposits and due to the fact that the Bank had several loan pay-offs in the first quarter of 2006. The increase in out of market deposit from March 31, 2005 to March 31, 2006 was mainly due to the Bank acquiring $30.1 million in out of market deposits in the merger with Futurus Financial. Out of market deposits actually decreased approximately $1.3 million from March 31, 2005 if the out of market deposits acquired in the Futurus Financial transaction are not included. The cost of brokered deposits has generally been approximately 15 to 25 basis points lower than the costs of deposits of similar maturity in the local market. However, during 2005 and 2006, we have seen the cost of out of market and brokered deposits increase to levels equal to or even exceed that in our local market. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely.

Total Commercial Bank Borrowings

At March 31, 2006, the Bank had borrowed $47.0 million Federal Home Loan Bank advances at maturity terms ranging from six months to ten years and with an average rate of 3.76%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by Federal Home Loan Bank stock. There were $39.0 million and $49.0 million, respectively, in Federal Home Loan Bank advances outstanding at March 31, 2005 and December 31, 2005.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Carolina purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The Company’s consolidated balance sheets at March 31, 2006 and December 31, 2005 include no assets and include liabilities of $2,787,097 and $2,868,825, respectively, related to discontinued operations. These liabilities consist of the allowance for the recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. When the Company sold loans in the course of its wholesale residential mortgage business, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. At March 31, 2006 and December 31, 2005, the Company had approximately $6.9 million and $6.8 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at March 31, 2006 and December 31, 2005 for future losses was approximately $2.8 million and $2.9 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The loans that were indemnified in 2006 and 2005 were primarily closed in 2002 and 2003. The Company’s highest levels of mortgage production in its history were in 2002 and 2003, and therefore, we could see an increase in our indemnification liability in 2006. If the balance of indemnified loan increases significantly, then the Company could have to make additional provisions to the recourse liability reserve.

In connection with the sale of our wholesale residential mortgage business, the Company retained certain mortgage servicing rights. At March 31, 2006, we carried approximately $53,000 of mortgage servicing rights on our balance sheet, compared to $57,000 at December 31, 2005 and $1.4 million at March 31, 2005. We held servicing rights with respect to loans with unpaid principal balances totaling $21 million at March 31, 2006, compared to $25 million at December 31, 2005 and $263 million at March 31, 2005. There were no sales of mortgage servicing rights in the first quarter of 2006 or the first quarter of 2005. During the fourth quarter of 2005, we sold servicing rights with respect to approximately $190 million of mortgage loans carried on our balance sheet for a gain of approximately $254,000.

The market value of our servicing portfolio is contingent upon many factors, including, without limitation, the interest rate environment, the estimated life of the servicing portfolio, the loan quality of the servicing portfolio and the coupon rate of the loan portfolio. According to an independent valuation, the estimated fair value of our mortgage servicing rights at March 31, 2006 was approximately $98,000, compared to the carrying value of $53,000. We cannot provide assurance that we will continue to experience a market value of our servicing portfolio in excess of the cost to acquire the servicing rights, nor can we provide assurance as to the expected life of our servicing portfolio, or as to the timing or amount of any sales of our retained servicing rights.

Capital and Liquidity

Our capital adequacy is measured by risk-based and leverage capital guidelines. Developed by regulatory authorities to establish capital requirements, the risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of tier 1 capital, which includes common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, less goodwill and intangibles. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“tier 2 capital” and, together with tier 1 capital, “total capital”).

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

At March 31, 2006, the Company’s and Bank’s leverage ratio was 9.05% and 8.39%, respectively, compared to 9.08% and 8.38% at December 31, 2005 and 10.06% and 9.65%, respectively, at March 31, 2005. On September 30, 2005, the Company, through Crescent Capital Trust II, completed an offering and sale of $8.0 million of trust preferred securities, and on the same day the Company contributed approximately $4.2 million of the proceeds to the Bank. The Company subsequently in October 2005 repaid the entire outstanding balance of approximately $3.7 million on its line of credit with The Bankers Bank with the remaining proceeds from the trust preferred securities offering. With the acquisition of Futurus Financial, $2.0 million in capital was contributed to both the Company and the Bank through the issuance of 74,029 shares of common stock to certain Futurus Financial shareholders. Also, in 2005, CMS distributed $3.0 million in available capital to the Company, and the Company subsequently contributed $1.0 million of these funds to the Bank.

At March 31, 2006, our total consolidated shareholders’ equity was $56.7 million, or 7.88% of total consolidated assets, compared to $51.0 million, or 9.31% of total consolidated assets, at March 31, 2005, and $55.2 million, or 7.84% of total consolidated assets, at December 31, 2005. The increase in the consolidated shareholders’ equity to total consolidated assets ratio in the first three months of 2006 was the result of the net income for the quarter of $1.4 million and the exercise of 14,618 stock options.

At March 31, 2006, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.74%, 9.68% of which consisted of tier 1 capital. A quarterly dividend of $.095 was declared in February 2006 and paid on March 16, 2006. A quarterly dividend of $0.12 per share was declared in April 2006, and is payable on May 31, 2006.

As of March 31, 2005, the Company’s ratio of total consolidated capital to risk-adjusted assets was 11.95%, 10.77% of which consisted of tier 1 capital, and, as of December 31, 2005, total consolidated capital to risk-adjusted assets was 10.81%, 9.77% of which consisted of tier 1 capital. As of March 31, 2006, the Bank’s ratio of total capital to risk-adjusted assets was 11.35%, 10.15% of which consisted of tier 1 capital, and, as of December 31, 2005, total capital to risk-adjusted assets was 10.05%, 9.00% of which consisted of tier 1 capital.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and investment securities held for sale. These average liquid assets totaled $81.4 million, $52.8 million and $59.0 million, respectively, during the three month period ended March 31, 2006, the three month period ended March 31, 2005, and the twelve month period ended December 31, 2005, representing 13%, 11% and 10% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $22.4 million, or 38%, from December 31, 2005 to March 31, 2006 and average liquid assets as a percentage of average deposits and borrowings increased approximately 3% from December 31, 2005 to March 31, 2006. The

Bank, on average, held a higher level of federal funds sold and interest-bearing deposits at other banks during the first three months of 2006 in order to fund the high level of loan growth that the Bank is experiencing. In addition, the Bank had several unexpected loan pay-offs in the first quarter of 2006. Average commercial banking loans were 93%, 96% and 95% of average commercial bank deposits and borrowings during the three month periods ended March 31, 2006 and March 31, 2005, and the twelve month period ended December 31, 2005, respectively. Average interest-earning assets were 104%, 105% and 104% of average commercial banking deposits and borrowings during the three month periods ended March 31, 2006 and March 31, 2005, and the twelve month period ended December 31, 2005, respectively. Both the ratio of average commercial banking loans to average commercial banking deposits and borrowings and the ratio of average interest-earnings assets to average commercial banking deposits and borrowings decreased slightly during the first quarter of 2006 compared to the first quarter of 2005. The decrease in the percentage is mainly due to the Bank’s focus on deposit growth and the funding of commercial loan production in the first quarter of 2006 along with the fact that the Bank had several unexpected loan pay-offs in the first quarter of 2006.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $18.5 million and maintains a line of credit up to approximately $47.0 million at the Federal Home Loan Bank secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans. At March 31, 2006 we had $47.0 million in the Federal Home Loan Bank advances outstanding and no amounts outstanding on our federal funds lines of credit. For the three months ended March 31, 2006, the average balance in Federal Home Loan Bank advances was approximately $48.6 million. Of the $47.0 million in advances outstanding at March 31, 2006, all of the advances are secured by a lien on the Bank’s 1 - 4 family first lien mortgage loans, by a lien on commercial real estate loans, by its investment securities and by Federal Home Loan Bank stock. The Bank currently is holding approximately $16.0 million in unpledged investment securities, which gives the Bank the ability to borrow an additional $16 million in Federal Home Loan Bank advances at March 31, 2006. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In the past, the Bank has had to use out-of market and brokered deposits to provide liquidity in order to fund loan growth in that out-of market and brokered deposits were usually approximately 10 to 15 basis points lower than the cost of deposits of similar maturity in the local market. However, in 2005, we have seen the cost of out of market and brokered deposits increase to levels equal to or even exceeding that in our local market. The Bank had $82.5 million of out of market and brokered deposits as of March 31, 2006, compared to $85.2 million and $53.7 million, respectively, at December 31, 2005 and March 31, 2005. The increase in out of market deposit from March 31, 2005 to December 31, 2005 was mainly due to the Bank acquiring $30.1 million in out of market deposits in the merger with Futurus Financial. Out of market deposits actually only increased by approximately $1.4 million during 2005 if the out of market deposits acquired in the Futurus Financial transaction are not included. The decrease in out of market and brokered deposits from December 31, 2005 to March 31, 2006 was mainly due to the Bank not renewing many of its out of market deposits due to the rising cost of these deposits and due to the fact that the Bank had several loan pay-offs in the first quarter of 2006. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2005, if the Bank’s liquidity position remains under pressure. In the first three months of 2006, the Bank had to run several deposit promotions, including a high yield checking account and several certificate of deposit specials, due to the strong competition in its market area for local deposits and the high level of loan growth. Certificates of deposit within the Bank’s market area have increased approximately $19.3 million and the high yield checking accounts have increased approximately $13.9 million since December 31, 2005. The cost of funds of interest-bearing deposits increased from 3.70% in the fourth quarter of 2005 to 3.90% in the first quarter of 2006. An increase in deposit rates could affect our net interest margin and net income in the future.

Commercial Commitments

The following table presents our other commercial commitments at March 31, 2006. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$120,177	$92,357	$25,863	$167	$1,790
Letters of Credit (2)	3,192	2,479	713	—	—

Total commercial commitments	$123,369	$94,836	$26,576	$167	$1,790

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2006, the Company was a party to interest rate swap contracts under which it pays a fixed rate and receives a variable rate. The notional amount of the interest rate swaps was approximately $2,361,000 with a fair value of approximately $120,000 at March 31, 2006. The Company has an embedded derivative in one loan agreement that relates to the swap agreements. These derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2006. If a counterparty fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at March 31, 2006. Approximately 76% of earning assets and 76% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year cumulative time period, was $42.1 million, or 5.8% of total assets.

Interest Rate Sensitivity Gaps

As of March 31, 2006

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$433,372	$34,367	$126,565	$17,331	$611,635
Investment securities	405	3,140	8,938	7,616	20,099
Mortgage loans held for sale	550	—	—	—	550
Federal funds sold	38,928	—	—	—	38,928
Interest-bearing deposits in other banks	806	—	—	—	806

Total interest-earning assets	$474,061	$37,507	$135,503	$24,947	$672,018

Interest-bearing liabilities
Interest-bearing demand deposits	$140,441	—	—	—	$140,441
Time deposits	121,128	184,091	112,864	—	418,083
Other borrowings	11,853	12,000	35,000	—	58,853

Total interest-bearing liabilities	$273,422	$196,091	$147,864	$—	$617,377

Interest sensitivity gap	$200,639	$(158,584)	$(12,361)	$24,947	$54,641
Interest sensitivity gap – cumulative	$200,639	$42,055	$29,694	$54,641	$54,641

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above. This means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. At March 31, 2006, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the shock test. The shock test projects the effect of an interest rate increase and decrease of 100 and 200 basis points on our rate sensitive assets and liabilities, mortgage servicing rights and mortgage production.

The Bank also uses financial derivative instruments for management of its interest rate sensitivity. The Board of Directors approves the use of interest rate swaps in balance sheet hedging activities and to help meet the need of the Bank’s customers. Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of the interest payments. The Company is subject to the risk that a counterparty will fail to perform; however, management believes that this risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates while high inflation generally has resulted in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which reflected that interest rates remained fairly steady in 2002 and 2003, only dropping 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation slowly started to increase with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. During 2005, the Federal Reserve raised these rates by a total of 200 basis points and raised these rates by an additional 50 basis points in the first quarter of 2006. The Federal Reserve has indicated that after the first quarter of 2006, further changes in rates would be determined by market information.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings—Not Applicable

Item 1A.	Risk Factors—There were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Not Applicable

Item 3.	Defaults Upon Senior Securities—Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders –Not applicable

Item 5.	Other Information

On May 12, 2006, the Company entered into Change in Control Employment Agreements (each, an “Agreement” and collectively, the “Agreements”) with each of J. Donald Boggus, Jr., President and Chief Executive Officer, Leland W. Brantley, Jr., Executive Vice President and Chief Financial Officer, Anthony N. Stancil, Executive Vice President and Chief of Loan Production, A. Bradley Rutledge, Executive Vice President and Chief of Loan Administration, and Bonnie B. Boling, Executive Vice President and Retail Administrator (each, an “Executive” and collectively, the “Executives”), which are intended to provide the Executives with compensation and benefits in the event of a change of control of the Company. Each Agreement has a term of three years, which is automatically extended for an additional one-year term on each anniversary of the Agreement, unless the Company gives Executive notice at least 60 days prior to such anniversary that the Agreement shall not be extended.

Each Agreement provides that the Executive shall continue to be employed in his or her then-current capacity with the Company at a rate equal to 12 times the highest monthly base salary paid to the Executives by the Company during the 12-month period immediately preceding the month in which the change of control occurs. In addition, each Executive shall be awarded a cash bonus at least equal to his or her highest annual bonus for the previous three full fiscal years, and shall be eligible for participation in the Company’s incentive, savings, retirement and benefit plans and is entitled to fringe benefits and reimbursement of expenses in accordance with the Company’s policies, practices and procedures.

Each Agreement is terminable by the Company (including its successors and assigns) with or without cause and by the Executive for good reason (as such terms are defined in the Agreement). In the event of a change of control followed by termination (or a termination within six months prior to the change of control, subject to certain conditions) by the Company without cause or by the Executive with good reason, the Company shall pay to the Executive, in lump sum, his then-current salary through the date of such termination, his highest annual bonus for the previous three full fiscal years on a pro rata basis, any accrued vacation pay, deferred compensation as to which the Executive has not selected a specific payout date, and an amount equal to two times the sum of his or her then-current salary plus the highest annual bonus paid to him or her during the most recent two years. In addition, the Company shall continue, for a period of two years, to provide benefits to each Executive and his or her family and all unvested stock options shall vest as of the termination. In the event of termination by the Company with cause or by the Executive other than for good reason, the Company shall pay to the Executive accrued salary, vacation pay and deferred compensation. Each Agreement further provides that if any payment to an Executive equals or exceeds three times his or her base salary, and is therefore subject to an excise tax under the Internal Revenue Code, then the Executive will receive a gross up of any excise tax imposed, including income taxes and excise taxes on the gross up amount.

Each Agreement contains a confidentiality provision that applies during each Executive’s employment and after his or her termination. Each Agreement also contains a provision that, except in the even of a termination by the Company without cause or by the Executive for good reason, prohibits the Executive from engaging or participating in, as an executive officer, director or greater than 9.9% shareholder of an insured depository institution that has its main office or a branch in the Company’s market area for a period of twelve months following a change of control.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and J. Donald Boggus, Jr.

10.2	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Leland W. Brantley, Jr.

10.3	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Anthony N. Stancil.

10.4	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and A. Bradley Rutledge.

10.5	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Bonnie B. Boling.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY
(Registrant)

Date: May 15, 2006	/s/ J. Donald Boggus, Jr..
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: May 15, 2006	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and J. Donald Boggus, Jr.

10.2	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Leland W. Brantley, Jr.

10.3	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Anthony N. Stancil.

10.4	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and A. Bradley Rutledge.

10.5	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Bonnie B. Boling.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.