Form 10-Q
period 2006-06-30
CRESCENT BANKING CO
filed 2006-08-11
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, Crescent Banking Company had 2,595,073 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$15,628,753	$12,793,467
Interest-bearing deposits in banks	596,013	146,623
Federal funds sold	45,905,000	40,030,000
Investment securities available-for-sale	18,484,498	14,765,618
Investment securities held-to-maturity, at cost (fair value approximates $2,047,796 and $2,049,030, respectively)	2,067,202	2,068,066
Restricted equity securities	3,680,775	3,473,975
Mortgage loans held for sale	709,535	1,511,535
Loans	629,188,901	593,703,740
Less allowance for loan losses	(7,286,144)	(6,711,974)

Loans, net	621,902,757	586,991,766
Premises and equipment	19,385,397	17,177,662
Other real estate owned	1,324,425	600,135
Mortgage servicing rights	49,873	56,832
Cash surrender value of life insurance	8,103,846	7,964,640
Goodwill	3,442,714	3,442,714
Deposit intangible	493,408	556,283
Deferred tax asset	5,149,079	5,027,783
Accounts receivable-brokers and escrow agents	282,743	334,372
Other assets	6,881,712	7,160,557

Total assets	$754,087,730	$704,102,028

Liabilities
Deposits
Noninterest-bearing	$42,274,997	$37,367,247
Interest-bearing	582,816,411	543,131,531

Total deposits	625,091,408	580,498,778
Short-term borrowings	14,000,000	16,000,000
Long-term borrowings	48,462,000	44,853,000
Accrued interest and other liabilities	5,498,981	4,701,592
Liabilities related to discontinued operations	2,578,806	2,868,825

Total liabilities	695,631,195	648,922,195
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,595,073 and 2,580,455 issued, respectively	2,595,073	2,580,455
Capital surplus	19,509,841	19,026,514
Retained earnings	37,013,271	34,107,980
Treasury stock, 16,668 shares	(296,091)	(296,091)
Accumulated other comprehensive loss	(365,559)	(239,025)

Total shareholders’ equity	58,456,535	55,179,833

Total liabilities and shareholders’ equity	$754,087,730	$704,102,028

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$12,516,376	$8,958,169	$23,878,891	$15,892,569
Mortgage loans held for sale	2,945	4,122	7,780	11,507
Taxable securities	280,298	211,004	546,319	400,040
Deposits in banks	7,702	18,348	16,242	57,039
Federal funds sold	414,473	121,383	889,196	243,293

Total interest income	13,221,794	9,313,026	25,338,428	16,604,448

Interest expense
Deposits	5,683,012	3,792,782	11,003,800	6,719,642
Short-term borrowings	108,519	104,653	220,134	206,878
Long-term borrowings	602,891	328,189	1,154,407	604,636

Total interest expense	6,394,422	4,225,624	12,378,341	7,531,156

Net interest income	6,827,372	5,087,402	12,960,087	9,073,292
Provision for loan losses	395,000	760,000	865,000	1,148,000

Net interest income after provision for loan losses	6,432,372	4,327,402	12,095,087	7,925,292

Non-interest income
Service charges on deposit accounts	261,900	228,574	509,265	442,753
Mortgage servicing fee income	17,292	189,851	35,750	402,178
Gains on call of investment securities	—	65,628	—	324,875
Gains on sales of SBA loans	157,054	246,880	249,384	425,347
Other operating income	719,959	360,324	1,137,344	769,340

Total non-interest income	1,156,205	1,091,257	1,931,743	2,364,493

Non-interest expenses
Salaries and employee benefits	2,319,478	1,898,446	4,580,638	3,483,324
Occupancy and equipment	409,141	395,036	836,375	672,795
Supplies, postage, and telephone	234,239	267,351	514,662	481,534
Advertising	131,742	145,638	253,580	251,266
Insurance expense	77,562	56,156	159,723	99,812
Depreciation and amortization	335,063	376,227	681,262	687,710
Legal and professional	304,427	376,371	574,534	658,630
Director fees	86,625	76,200	173,300	119,100
Mortgage subservicing expense	7,044	100,503	15,520	201,695
Foreclosed asset expense, net	50,163	17,960	42,913	79,920
Other operating expenses	347,796	265,865	629,296	458,171

Total non-interest expenses	4,303,280	3,975,753	8,461,803	7,193,957

Income before income taxes	3,285,297	1,442,906	5,565,027	3,095,828
Applicable income taxes	1,234,708	543,154	2,105,727	1,179,116

Net income	2,050,589	899,752	3,459,300	1,916,712

Other comprehensive income
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(83,497)	7,309	(126,534)	(93,296)

Comprehensive income	$1,967,092	$907,061	$3,332,766	$1,823,416

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Earnings per share
Basic earnings per share	$0.80	$0.36	$1.34	$0.77
Diluted earnings per share	$0.77	$0.35	$1.30	$0.75

Cash dividends per share of common stock	$0.12	$0.085	$0.215	$0.17

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2006	2005
Operating Activities
Net income	$3,459,300	$1,916,712
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on securities	12,161	14,503
Amortization of deposit intangible	62,875	49,970
Net gain on call of investment securities	—	(324,875)
Net (gain) loss on sale of other real estate owned	(11,508)	32,380
Net loss on sale/disposal of premises and equipment	37,661	21,087
Amortization of mortgage servicing rights	6,959	148,462
Provision for loan losses	865,000	1,148,000
Depreciation	611,431	489,279
Stock compensation expense	126,937	—
Proceeds from sales of mortgage loans held for sale	20,143,248	26,113,451
Originations of mortgage loans held for sale	(19,341,248)	(24,849,960)
Income on life insurance policies	(139,206)	(123,552)
Increase in deferred income taxes	(42,865)	—
Increase in interest receivable	(110,436)	(910,020)
Decrease in accounts receivable – brokers and escrow agents	51,629	164,595
Increase (decrease) in interest payable	(20,860)	236,107
Net cash used in discontinued operations	(290,019)	(360,548)
Net change in other assets, liabilities and other operating activities	1,213,955	426,634

Net cash provided by operating activities	6,635,014	4,192,225

Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	(449,390)	8,503,113
Purchase of securities available-for-sale	(4,706,828)	(1,036,114)
Proceeds from maturities/calls of securities available-for-sale	765,761	1,343,664
Proceeds from maturities/calls of securities held-to-maturity	—	914,675
Purchase of other securities	(206,800)	(619,400)
Net cash paid in acquisition	—	(6,501,151)
Proceeds from sale of other real estate owned	642,796	753,805
Sale of premises and equipment	3,000	2,100
Net increase in federal funds sold	(5,875,000)	(7,083,989)
Net increase in loans	(37,132,070)	(88,095,994)
Purchase of premises and equipment	(2,859,826)	(2,562,195)

Net cash used in investing activities	(49,818,357)	(94,381,486)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the six months ended June 30,
	2006	2005
Financing Activities
Net increase in deposits	44,592,630	83,405,454
Net increase in borrowings	1,609,000	10,000,000
Excess tax benefits from share-based payment arrangements	133,352	—
Proceeds from the exercise of stock options	237,656	55,000
Dividends paid	(554,009)	(428,060)

Net cash provided by financing activities	46,018,629	93,032,394

Net increase in cash and due from banks	2,835,286	2,843,133
Cash and due from banks at beginning of year	12,793,467	11,672,894

Cash and due from banks at end of period	$15,628,753	$14,516,027

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$12,399,201	$7,233,761
Cash paid during period for taxes	1,913,000	1,669,180
Principal balances of loans transferred to other real estate owned	1,356,078	300,000
Unrealized loss on securities available for sale, net	(126,534)	(93,296)
Fair value of assets acquired	—	61,435,402
Fair value of liabilities assumed	—	51,279,848

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2005 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at June 30, 2006 and December 31, 2005 include no assets and include liabilities of $2,578,806 and $2,868,825, respectively, related to discontinued wholesale residential mortgage operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. Purchasers of loans typically conducted their own review of the loans, and the Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans and on the quality control department to randomly test loans that had been sold. At June 30, 2006 and December 31, 2005, the Company had approximately $4.0 million and $6.8 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at June 30, 2006 and December 31, 2005 for future losses was approximately $2.6 million and $2.9 million, respectively, and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The table below shows the changes in the allowance for recourse obligation from December 31, 2005 to June 30, 2006.

Changes in the allowance for recourse obligation are as follows:

2006
Balance at December 31, 2005	$2,868,825
Provisions for recourse obligations	—
Refund from mortgage insurance company	—
Losses indemnified	(290,019)

Balance at June 30, 2006	$2,578,806

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of June 30, 2006, the Company was servicing loans for others with principal balances totaling $17 million.

NOTE 5—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (“EPS”):

	Three Months Ended June 30, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$2,050,589	2,578,405	$0.80
Effect of dilutive securities (stock options)		86,965
Diluted earnings per share	$2,050,589	2,665,370	$0.77

	Three Months Ended June 30, 2005
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$899,752	2,519,543	$0.36
Effect of dilutive securities (stock options)		68,472
Diluted earnings per share	$899,752	2,588,015	$0.35

	Six Months Ended June 30, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$3,459,300	2,573,591	$1.34
Effect of dilutive securities (stock options)		85,345
Diluted earnings per share	$3,459,300	2,658,936	$1.30

	Six Months Ended June 30, 2005
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,916,712	2,501,406	$0.77
Effect of dilutive securities (stock options)		66,716
Diluted earnings per share	$1,916,712	2,568,122	$0.75

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

The Company has two share-based compensation plans in effect at June 30, 2006. The compensation cost that has been charged against income for those plans was $126,937 for the six months ended June 30, 2006. The Company recorded a deferred tax benefit in the amount of $36,940 in the first six months of 2006 related to share-based compensation.

The Company has a qualified stock option plan for key employees (the “employee plan”) and has reserved 300,000 shares of common stock under that plan. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the employee plan expire ten years from the date of grant and the options outstanding at June 30, 2006 vest over periods ranging from 12 months to 60 months. At June 30, 2006, 93,056 options were available for grant.

The Company also has non-qualified stock option plans for directors (the “director plans”) and has reserved 198,000 shares of common stock under these plans. Options are granted at fair market value of the Company’s common stock on the date of grant, except for certain options that are granted with an exercise price of $8.00 per share. All options under these plans expire ten years from the date of grant and all of the options vest upon grant. At June 30, 2006, 45,758 options were available for grant at fair market value and none were available to grant with an exercise price of $8.00 per share.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 11,750 options for the six months ended June 30, 2006 with an average fair value of $11.60 per option and granted 55,795 options for the six months ended June 30, 2005 with an average fair value of $5.65 per option.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 2 years trading history, which we believe approximates the future volatility of the Company’s stock price. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the six months ended June 30, 2006.

Six Months Ended June 30, 2006
Dividend yield	1.18%
Risk-free interest rate	4.81%
Volatility	23.43%
Expected life	5.75 years

NOTE 6—STOCK COMPENSATION PLANS (Continued)

A summary of option activity under the stock option plans as of June 30, 2006, and changes during the six month period ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	273,629	$24.29	—	—

Options Exercised	(14,618)	$16.26	—	—
Options Forfeited	(2,000)	$26.24	—	—
Options Granted	11,750	$40.34	—	—

Outstanding at June 30, 2006	268,761	$25.41	7.42 Years	$4,182,875
Exerciseable at June 30, 2006	206,427	$22.85	7.26 Years	$3,421,198

For the six months ended June 30, 2006, the intrinsic value of options exercised was approximately $341,927. For the six months ended June 30, 2005, the intrinsic value of options exercised was approximately $92,950. The fair value of options vested during the six months ended June 30, 2006 and June 30, 2005 was approximately $126,937 and $83,300, respectively.

Cash received from option exercise under all share-based payment arrangements for the six month period ended June 30, 2006 was $237,656. The actual tax benefit in stockholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $133,352 for the six months ended June 30, 2006.

As of June 30, 2006, there was $226,089 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. Such cost is expected to be recognized over a weighted-average period of 2 years.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB No. 25. The effect (increase/(decrease)) of the adoption of SFAS 123R on the Company’s net income, cash flow and earnings per share for the six months ended June 30, 2006 is as follows:

Income before income tax expense	$(126,937)
Net Income	$(89,997)
Cash flow from operating activities	$36,940
Cash flow from financing activities	$133,352
Basic earnings per share	$(0.04)
Diluted earnings per share	$(0.03)

NOTE 6—STOCK COMPENSATION PLANS (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to the quarter ended June 30, 2005:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income, as reported	$899,752	$1,916,712

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	35,124	50,813

Pro forma net income	$864,628	1,865,899

Consolidated earnings per share:
Basic – as reported	$0.36	$0.77
Basic – pro forma	$0.34	$0.75
Diluted – as reported	$0.35	$0.75
Diluted – pro forma	$0.33	$0.73

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2006, the Company was a party to interest rate swap contracts under which it pays a fixed rate and receives a variable rate. The notional amount of the interest rate swaps was approximately $2,346,000 with a fair value of approximately $162,000 at June 30, 2006. The Company has an embedded derivative in one loan agreement that relates to the swap agreements. These derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2006. If a counterparty fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

NOTE 8—TRUST PREFERRED SECURITIES

As of June 30, 2006, the Company had aggregate long term liabilities of $15,462,000 relating to the issuance of junior subordinated debentures to Crescent Capital Trust I (“Trust I”), Crescent Capital Trust II (“Trust II”) and Crescent Capital Trust III (“Trust III”) in connection with the issuance of an aggregate of $15,000,000 of trust preferred securities by such trusts.

During the fourth quarter of 2001, the Company organized Trust I, a statutory business trust that issued $3,500,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long term liability of $3,605,000 related to the issuance by the Company of $3,605,000 of junior subordinated debentures to Trust I and other assets of $105,000 related to the Company’s purchase of 100% of the common stock of Trust I. The trust preferred securities issued by Trust I and the junior subordinated debentures issued by the Company to Trust I each bear interest at the prime rate plus 1.0%, which was a rate of 9.25% at June 30, 2006; therefore, the Company may elect to redeem the trust preferred securities issued by Trust I during the fourth quarter of 2006.

NOTE 8—TRUST PREFERRED SECURITIES (Continued)

During the third quarter of 2005, the Company organized Trust II, a statutory business trust that issued $8,000,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long term liability of $8,248,000 related to the issuance by the Company of $8,248,000 of junior subordinated debentures to Trust II and other assets of $248,000 related to the Company’s purchase of 100% of the common stock of Trust II. The trust preferred securities issued by Trust I and the junior subordinated debentures issued by the Company to Trust I each bear interest at the prime rate, which was a rate of 8.25% at June 30, 2006. The Company contributed $4,180,000 of the proceeds from the sale of the trust preferred securities to the Bank and repaid $3,680,000 outstanding on its line of credit with the Bankers Bank with the remaining proceeds.

During the second quarter of 2006, the Company organized Trust III, a statutory business trust that issued $3,500,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long term liability of $3,609,000 related to the issuance by the Company of $3,609,000 of junior subordinated debentures to Trust III and other assets of $109,000 related to the Company’s purchase of 100% of the common stock of Trust III. These trust preferred securities have a 30 year maturity, however, are callable at par at the option of the Company after five years. Interest on the securities is paid quarterly at a rate of 165 basis points over three month LIBOR. The proceeds from the sale of the trust preferred securities currently remain at the Company and may be used to redeem the trust preferred securities issued by Trust I in the fourth quarter of 2001.

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

All statements other than statements of historical fact are statements that may be forward-looking statements. Readers can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional and national providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products that may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Overview

The Company is made up of the following six entities:

•	Crescent Banking Company (“Crescent”), which is the parent holding company of Crescent Bank & Trust Company (“Crescent Bank” or the “Bank”) and Crescent Mortgage Services, Inc. (“CMS”);

•	Crescent Bank, a community-focused commercial bank;

•	CMS, a mortgage banking company;

•	Crescent Capital Trust I, a Delaware statutory business trust;

•	Crescent Capital Trust II, a Delaware statutory business trust; and

•	Crescent Capital Trust III, a Delaware statutory business trust.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust I, Crescent Capital Trust II and Crescent Capital Trust III (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. All of the outstanding trust preferred securities currently qualify as tier 1 capital for regulatory capital purposes.

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

As of June 30, 2006, the Company had total consolidated assets of approximately $754.1 million, total deposits of approximately $625.1 million, total consolidated liabilities, including deposits, of approximately $695.6 million and consolidated shareholders’ equity of approximately $58.5 million. The Company’s operations are discussed below under “Results of Operations.”

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”). Effective March 31, 2006, the FDIC’s Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) were merged into one fund, the Deposit Insurance Fund (“DIF”). The Bank’s deposits are insured by DIF. The Bank is also a member of the Federal Home Loan Bank of Atlanta.

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

Continued Expansion

Consistent with the Company’s efforts to better serve its market, the Company has engaged in recent expansion of its business. The sale of the Company’s wholesale residential mortgage business on December 31, 2003 made available $27 million in capital that was used to expand our commercial banking business through our ongoing branching initiatives. During 2004 and 2005, we opened three new full service branches and two new loan production offices in our market area, and on April 1, 2005 we completed a merger with Futurus Financial Services, Inc. (“Futurus Financial”) and Futurus Bank, N.A. in which we acquired one full service branch and one loan production office. We completed construction of our new Cumming, Georgia branch office in January of 2006 and we concurrently closed our existing Cumming branch location that was being operated out of leased space in a shopping center. Also, in the fourth quarter of 2005, we began construction on two new full service branches in Cherokee County, one located in south Cherokee County near Woodstock, Georgia and one located in Canton, Georgia. We expect to complete construction of these two branches in the fourth quarter of 2006. With the completion of these two branches, the Bank will have four full service branches in Cherokee County, which is one of the fastest growing counties in Georgia.

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates may increase marginally in the third quarter of 2006 and then remain stable thereafter. The Federal Reserve’s actions with respect to interest rates will depend on many factors which are not known at this time. During the 0-90 day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if rates rise, our net interest margin is expected to improve. Conversely, if interest rates fall, our net interest margin is expected to decline based on the Company’s present assets sensitive position.

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

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the projected high volume of loan growth for 2006 and future years and the competitive pricing by competitors in several of our market areas, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out of market deposits to supplement deposit growth in our market areas and can borrow an additional $13.0 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 37% during 2005 and 12% (annualized) during the first six months of 2006. Also, since June 30, 2004, the Bank has added approximately 15 new loan officers, which were mainly related to the addition of three new full service branches and two new loan production offices. With the current focus on growth, the Bank must put into place the proper procedures to be able to monitor the loan growth including the quality of the loan growth. If the credit quality of the Bank’s loan portfolio declines, then the Bank’s ability to raise capital and expand could be limited.

Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement requires the recognition of servicing assets and liabilities and allows subsequent measurement by either an amortization method or fair value. Implementation is required for years beginning after September 15, 2006. The impact of implementation on the Company’s financial condition and results of operations is not expected to be material.

In November 2005, the FASB issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company’s financial condition or results of operations.

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

Recourse Obligation Reserve

In the wholesale mortgage business that we operated prior to December 31, 2003, we regularly made representations and warranties to purchasers of our mortgage loans and insurers that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. The establishment of the recourse obligation reserve is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, industry trends and economic conditions. Before 2002, the Bank’s history of losses in connection with mortgage loans sold into the secondary market was minimal. The Company established this recourse obligation reserve initially during 2003 with the increase in the number of loans indemnified and the increase in the occurrence of losses from these loans. The trend of such losses experienced in 2003 increased in 2004 and we added an additional $2.9 million to the recourse obligation reserve. During 2005 and the first half of 2006, our losses related to indemnified loans stabilized and we have not made any more additions to the recourse obligation reserve. Given the limited historical information available to management with respect to the Company’s potential obligations to make indemnification payments, the evaluation of these factors involves subjective estimates and judgments that may change.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the six months ended June 30, 2006 and 2005:

(In Thousands)	Average Balances		Yields/Rates		Income/Expense		Increase (Decrease)	Change Due to
	2006	2005	2006	2005	2006	2005		Rate	Volume
Assets
Loans, including fee income	$603,512	$497,836	7.98%	6.44%	$23,879	$15,893	$7,986	$3,803	$4,183
Mortgage loans held for sale	232	352	6.77%	6.60%	8	11	(3)	1	(4)
Taxable securities	23,757	19,545	4.64%	4.13%	546	400	146	49	97
Federal funds sold	38,826	18,560	4.62%	2.64%	889	243	646	182	464
Interest bearing deposits in banks	710	4,785	4.61%	2.40%	16	57	(41)	52	(93)

Total earning assets	667,037	541,078	7.66%	6.19%	25,338	16,604	8,734	4,087	4,647

Cash and due from banks	11,208	9,317
Allowance for loan losses	(6,899)	(6,483)
Other assets	51,646	45,520

Total	$722,992	$589,432

Liabilities and Equity
Interest bearing demand	$92,358	$42,064	3.19%	1.84%	$1,459	$383	$1,076	$281	$795
Savings	44,936	69,152	2.70%	2.65%	601	910	(309)	16	(325)
Certificates of deposit	415,760	323,049	4.34%	3.39%	8,944	5,426	3,518	1,522	1,996

Total interest bearing deposits	553,054	434,265	4.01%	3.12%	11,004	6,719	4,285	1,819	2,466
Borrowings	60,074	48,300	4.61%	3.39%	1,374	812	562	293	269

Total interest bearing liabilities	613,128	482,565	4.07%	3.15%	12,378	7,531	4,847	2,112	2,735

Noninterest bearing demand deposits	42,173	42,322
Other liabilities	10,626	12,504
Shareholders’ equity	57,065	52,041

Total	$722,992	$589,432

Net interest income					$12,960	$9,073	$3,887	$1,975	$1,912

Net interest yield on earning assets			3.92%	3.38%

Net interest spread			3.59%	3.04%

Interest Income

Our interest income related to commercial banking increased 42% to $13.2 million for the three months ended June 30, 2006 from $9.3 million for the three months ended June 30, 2005. Our interest income related to commercial banking increased 53% to $25.3 million for the six months ended June 30, 2006 from $16.6 million for the six months ended June 30, 2005. The increase in 2006 in interest income was the result of both a higher volume of average commercial banking loans and a higher yield from commercial banking loans. Average commercial banking loans increased $70.5 million, or 13%, for the quarter ended June 30, 2006 and $105.7 million, or 21%, for the six months ended June 30, 2006 over the same periods for 2005. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. As a result of the merger with Futurus Financial, the Bank acquired a loan portfolio of approximately $51.0 million in the second quarter of 2005. The yield from commercial banking loans increased from 6.68% and 6.44%, respectively, for the three and six months ended June 30, 2005 to 8.21% and 7.98%, respectively, for the three and six months ended June 30, 2006. The increase in the yield from commercial banking loans during 2006 compared to 2005 was mainly the result of the repricing of the commercial banking loan portfolio as the Federal Reserve increased interest rates 300 basis points during 2005 and the first half of 2006. Approximately 65% of our commercial banking loan portfolio is variable rate and adjusts with changes in the prime rate.

Interest Expense

Our interest expense related to the commercial banking business for the three months and six months ended June 30, 2006 amounted to $6.4 million and $12.4 million, respectively, compared to $4.2 million and $7.5 million for the three and six months ended June 30, 2005. Interest expense related to commercial banking deposits for the three and six months ended June 30, 2006 was $5.7 million and $11.0 million, respectively, compared to $3.8 million and $6.7 million for the three and six months ended June 30, 2005. The increase in interest expense from interest-bearing deposits resulted from both the increase in the average balance of interest-bearing deposits and the increase in the cost of funds of interest-bearing deposits. Average interest-bearing deposits increased approximately $78.8 million, or 17%, from $474.6 million for the three months ended June 30, 2005 to $553.4 million for the three months ended June 30, 2006. Average interest-bearing deposits increased approximately $118.8 million, or 27%, from $434.3 million for the six months ended June 30, 2005 to $553.1 million for the six months ended June 30, 2006. During 2005 and first the half of 2006, the Bank ran several deposit promotions, including a high yield interest-bearing checking account and several certificate of deposit specials, in order to fund the high level of loan growth the Bank has experienced. Also, as a result of the merger with Futurus Financial, the Bank acquired approximately $47.8 million in interest-bearing deposits during the second quarter of 2005. The cost of funds from commercial banking deposits increased from 3.21% and 3.12%, respectively, for the three and six months ended June 30, 2005 to 4.13% and 4.01% for the three and six months ended June 30, 2006. This increase in the cost of deposits was due to the Bank’s promotion of its high yield interest-bearing checking account, which increased the average cost of our interest-bearing checking accounts by approximately 129 and 135 basis points, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. The cost of deposits was also affected by the repricing of time deposits, whose average cost increased 100 and 95 basis points, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. The Bank has had to run higher costing deposit specials during 2005 and in the first half of 2006 due to strong competition in its market area for local deposits. The increase in interest expense from 2005 to 2006 was also attributable to an increase in average borrowings. Average borrowings increased approximately $10.3 million and $11.8 million for the three and six months ended June 30, 2006 compared to the same periods in 2005. This increase in average borrowings was primarily attributable to the Bank borrowing an additional $10.0 million in Federal Home Loan Bank advances during the second quarter of 2005, the Company issuing an additional $8.2 million in junior subordinated debentures related to the trust preferred securities issued by Crescent Capital Trust II during the third quarter of 2005 and the Company issuing an additional $3.6 million in junior subordinated debentures related to the trust preferred securities issued by Crescent Capital Trust III during the second quarter of 2006. The increase was offset by the Company paying down an amount outstanding of $3.7 million on its line of credit with The Bankers Bank during the fourth quarter of 2005. In the first three months of 2006 and 2005, interest expense accounted for 58% and 47%, respectively, of our total commercial banking business expenses. In the first six months of 2006 and 2005, interest expense accounted for 57% and 48%, respectively, of our total commercial banking business expenses. The increase in this percentage resulted from an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2006 were $6.8 million, 4.09% and 3.72% and $13.0 million, 3.92% and 3.59%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2005 were $5.1 million, 3.55% and 3.24% and $9.1 million, 3.38% and 3.04%, respectively. The increase in net interest income from 2005 to 2006 was due to both an increase in average commercial banking loans and to an increase in the net interest margin. Average commercial banking loans increased 13% and 21%, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. The net interest margin increased 54 basis points for both the three and six months ended June 30, 2006 compared to the same periods in 2005. The increase in net interest margin and interest spread during the three and six months ended June 30, 2006 compared to the same periods in 2005 was due to the increase of 144 and 147 basis points, respectively, in yield on the Bank’s interest earning assets being greater than the increase of 95 and 92 basis points, respectively, in cost on the Bank’s interest bearing liabilities. The increase in the yield on the Bank’s interest-earning assets was mainly related to the repricing of the commercial banking loan portfolio. Approximately 65% percent of the commercial banking loan portfolio is floating rate and tied to changes in prime rate. During 2005 and the first half of 2006, the Federal Reserve has increased interest rates 300 basis points, causing the prime rate to also increase by 300 basis points. Strong pressure on the cost of deposits resulting from competition in our market area has partially offset the increase in the yield on the Bank’s interest-earning assets and the effects of the Bank maintaining an asset sensitive position through implementation of its asset/liability management policy.

Loan Loss Provisions

For the three and six months ended June 30, 2006, we made a provision for loan losses of $395,000 and $865,000, respectively, and incurred net charge-offs of $132,858 and $290,830, respectively, of commercial banking loans. For the three and six months ended June 30, 2005, we made a provision for loan losses of $760,000 and $1,148,000, respectively, and incurred net charge-offs of $137,488 and $386,532, respectively, of commercial banking loans. The ratios of net charge-offs (recoveries) to average commercial banking loans outstanding during the year were 0.10% (annualized) for the six months ended June 30, 2006, 0.41% for the year ended December 31, 2005 and 0.16% (annualized) for the six months ended June 30, 2005. During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the six months ended June 30, 2006, the Bank would have incurred net charge-offs of $457,205 for the period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.15% (annualized). The Bank’s charge-offs in the first six months of 2006 consisted of two commercial real estate loan charge-offs of $176,524, one residential construction loan charge-off of $73,048, five commercial loan charge-offs of $35,474 and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2005 mainly consisted of three residential real estate loan charge-offs of $156,785, two residential construction loan charge-offs of $66,851 and various installment and other consumer loan charge-offs. The decreases in the amount of the provision for loan losses for the three and six months ended June 30, 2006 from three and six months ended June 30, 2005 mainly related to the decrease in the growth of the loan portfolio in 2006 compared to 2005. During the first six months of 2006, the loan portfolio grew $35.5 million. During the first six months of 2005, the loan portfolio grew $138.4 million, of which $51.0 million was attributable to the merger with Futurus Financial and $87.4 million was attributable to internal loan growth. This decrease in the provision for loan losses related to the decrease in loan growth was partially offset due to the increase in classified loans from $15.9 million at December 31, 2005 to $23.1 million at June 30, 2006. This increase in classified loans is mainly related to three loan relationships totaling approximately $8.3 million, which were downgraded to a grade “5” (Special Mention). These are considered loans of average quality where the existence of potential weakness warrants close attention, however, they should represent little, if any, loss potential to the Bank. As a result of the growth in the loan portfolio and the increase in classified loans in our commercial loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 1.16%, 1.13% and 1.30% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The decrease in the allowance for loan losses as a percentage of total commercial banking loans from 1.30% at June 30, 2005 to 1.16% at June 30, 2006 was mainly related to charge-offs from one loan relationship that was discovered and reserved for in 2004. The Bank charged-off $738,680 in the third and fourth quarters of 2005 related to this one loan relationship.

Non-interest Income

Our non-interest income related to our commercial banking business was $1.2 million and $1.9 million during the three and six months ended June 30, 2006 compared to $1.1 million and $2.4 million during the three and six months ended June 30, 2005. The increase in non-interest income for the three month period ending June 30, 2006 compared to the same period in 2005 was primarily due to a gain of approximately $323,000 from an investment that the Company had in another financial institution that was purchased during the second quarter of 2006. The increase from the gain on the investment was partially offset by a decrease in mortgage servicing fee income of approximately $173,000 from the quarter ended June 30, 2005 compared to the same periods in 2006. The decrease in the mortgage servicing fee income was due to a decrease in the size of the servicing portfolio from $240 million at June 30, 2005 to $17 million at June 30, 2006. The Company sold approximately $190 million of the servicing portfolio in the fourth quarter of 2005. The decrease in non-interest income for the six month period ending June 30, 2006 compared to the same period in 2005 was mainly due to a decrease in mortgage servicing fee income and a decrease in gains on calls of investment securities. Mortgage servicing fee income was approximately $36,000 during the six months ended June 30, 2006 compared to approximately $402,000 during the six months ended June 30, 2005. The decrease in the mortgage servicing fee income was due to a decrease in the size of the servicing portfolio as described above. Also, in the first half of 2005, the Bank had gains on call of investment securities of approximately $325,000 compared to none in the first half of 2006. These decreases during the first half of 2006 were partially offset by the gain of $323,000 on the investment in the financial institution described above.

Non-interest Expense

Our non-interest expenses related to our commercial banking business (other than income tax expenses) were $4.3 million and $8.5 million, respectively, for the three and six months ended June 30, 2006 compared to $4.0 million and $7.2 million, respectively, for the three and six months ended June 30, 2005. The increase in non-interest expense for both the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was attributable to an increase in salaries and benefits of approximately $421,000 and $1.1 million, respectively, an increase in occupancy and equipment expense of $14,000 and $164,000, respectively, and an increase in other operating expenses of $82,000 and $171,000, respectively. These increases were offset by a decrease in our mortgage subservicing expense of $93,000 and $186,000, respectively. The increases in salaries and other payroll expenses during the three and six month periods ended June 30, 2006 compared to the same periods in 2005 are due to the addition of 36 new employees, including 15 new Bank officers, during the second quarter of 2005 as a result of the merger with Futurus Financial, the addition of 16 new employees since June 30, 2005, and regular annual raises. This increase in employees is due to the Bank opening two new full service branches and two new loan production offices since April 1, 2005, including the full service branch in North Fulton and the loan production office in Walton County acquired in the merger with

Futurus Financial. The increase in occupancy and equipment expense in the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was mainly attributable the Bank’s expansion efforts. With the Bank’s expansion efforts, its lease expense, depreciation expense, maintenance expense and utility costs have all increased. The increase in other operating expenses was mainly related to increases in loan expenses, business and occupancy taxes, employee travel expenses, charitable contributions and dues and membership. These increases were due to the Bank’s loan and deposit growth and branch expansion efforts including the growth in the number of employees. Mortgage subservicing expense decreased for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 due to a decrease in the Bank’s servicing portfolio from approximately $240 million at June 30, 2005 to approximately $17 million at June 30, 2006. The Company sold approximately $190 million of the servicing portfolio in the fourth quarter of 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25, and thus recognized no compensation expense for options granted with the exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income for our stock option plans was $111,429 and $126,937 for the three and six months ended June 30, 2006. The amount of compensation cost that would have been recognized and charged against income for the three and six months ended June 30, 2005 if SFAS No. 123 had been adopted was $57,580 and $83,300. The total compensation cost related to nonvested awards not yet recognized at June 30, 2006 is $226,089, which will be recognized over the weighted average period of approximately 2 years. See “Note 6—Stock Compensation Plans” in the consolidated financial statements for further information.

Pretax Income

In the three and six months ended June 30, 2006, our commercial banking pretax income was $3.3 million and $5.6 million, respectively, compared to pretax income of approximately $1.4 million and $3.1 million for the three and six months ending June 30, 2005. Pretax income for the three months ended June 30, 2006 increased approximately $1.8 million, or 128%, compared to the three months ended June 30, 2005. Pretax income for the six months ended June 30, 2006 increased approximately $2.5 million, or 80%, compared to the six months ended June 30, 2005. An increase in net interest income of approximately $1.7 million and $3.9 million, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005 was the main reason for the increases in pretax income. The increase in net interest income from 2005 to 2006 was due to both an increase in average commercial banking loans and to an increase in the net interest margin. Average commercial banking loans increased 13% and 21%, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. The net interest margin increased 54 basis points for both three and six months ended June 30, 2006 compared to the same periods in 2005. The increase in net interest income was partially offset by an increase of approximately $328,000 and $1.3 million, respectively, in non-interest expense for the three and six months ended June 30, 2006 compared to the same periods in 2005. The increase in non-interest expense was primarily due to an increase in salaries and benefits and occupancy and equipment expense related to the Bank’s expansion efforts in 2005 and 2006. See further discussion above under “—Net Interest Income,” “—Non-interest Income,” and “—Non-interest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three and six months ended June 30, 2006 was 37.58% and 37.84%, respectively, compared to 37.64% and 38.08% for the same periods in 2005. The lower effective rates in 2006 resulted from state tax credits.

Financial Condition

General Discussion

Total Assets

Our total assets increased $50.0 million, or 7%, during the first six months of 2006 from $704.1 million as of December 31, 2005 to $754.1 million as of June 30, 2006. The increase in total assets was mainly comprised of a $35.5 million, or 6%, increase in the Bank’s commercial loans and a $10.2 million, or 17%, increase in the Bank’s investment securities, including federal funds sold and interest-bearing deposits in banks. The growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in its current markets. The growth in investment securities was the result of investing our excess liquidity from several deposit specials that were conducted during the second quarter of 2006. Our increase in total assets corresponded with a $44.6 million, or 8%, increase in deposits. At June 30, 2005 and December 31, 2005, we had total assets of $661.5 million and $704.1 million, respectively.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2006, interest-earning assets totaled $700.6 million and represented 93% of total assets. This represents a $44.9 million, or 7%, increase from December 31, 2005, when interest-earning assets totaled $655.7 million, or 93%, of total assets. This increase was mainly related to a $35.5 million increase in the Bank’s commercial banking loan portfolio. See “—Commercial Banking Business—Total Commercial Banking Loans” below. At June 30, 2005 and December 31, 2005, our interest-earning assets totaled approximately $613.6 million and $655.7 million, respectively, and represented 93% and 93%, respectively, of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $19.4 million at June 30, 2006, compared to $17.2 million at December 31, 2005 and $15.4 million at June 30, 2005. The increase in premises and equipment from June 30, 2005 was primarily due to the construction of a full service branch in Cumming, Georgia at a total cost of approximately $1.2 million and the construction in process costs of approximately $1.8 million for the new full service branches in Canton, Georgia and Woodstock, Georgia. The Bank also purchased a parcel of land in Cobb County, Georgia during the second quarter of 2006 for approximately $1.1 million.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At June 30, 2006, the total cash value of life insurance was $8.1 million. At December 31, 2005 and June 30, 2005, the total cash value of the life insurance was $8.0 million and $7.8 million, respectively. The increase of $0.3 million from June 30, 2005 to June 30, 2006 was due to policy earnings.

Commercial Banking Business

Total Commercial Banking Loans

During the first six months of 2006, our average commercial banking loans were $603.5 million. These loans constituted 90% of our average consolidated earning assets and 83% of our average consolidated total assets. For the first six months of 2005, we had average commercial banking loans of $497.8 million, or 92% of our average consolidated earning assets and 84% of our average consolidated total assets. For the year ended December 31, 2005, we had average commercial banking loans of $539.5 million, or 92% of our average consolidated earning assets and 84% of our average consolidated total assets. Commercial banking loans at the periods ending June 30, 2006, December 31, 2005 and June 30, 2005 were $629.2 million, $593.7 million and $571.7 million, respectively. The 21% increase in average commercial banking loans from the six month period ended June 30, 2005 compared to the six month period ended June 30, 2006 was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. As a result of the merger with Futurus Financial, the Bank acquired a loan portfolio of approximately $51.0 million in the second quarter of 2005.

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

The allowance for loan losses totaled $7.3 million, or 1.16% of total commercial banking loans, at June 30, 2006, $7.5 million, or 1.30% of total commercial banking loans at June 30, 2005, and $6.7 million, or 1.13% of total commercial banking loans at December 31, 2005. During the first six months of 2006, we made a provision for loan losses of $865,000, which was due to both the $35.5 million increase we experienced in commercial banking loans during that period and the increase in classified loans from $15.9 million at December 31, 2005 to $23.1 million at June 30, 2006. This increase in classified loans is mainly related to three loan relationships totaling approximately $8.3 million, which were downgraded to a grade “5” (Special Mention). These are considered loans of average quality where the existence of potential weakness warrants close attention, however, they should represent little, if any, loss potential to the Bank. Net charge-offs for the six months ended June 30, 2006 were $290,830, or 0.10% (annualized) of average loans outstanding. During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the six months ended June 30, 2006, the Bank would have incurred net charge-offs of $457,205 for that period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.15% (annualized). Net charge-offs for the year ended December 31, 2005 were $2,200,759, or 0.41% of average loans outstanding and for the six months ended June 30, 2005 were $386,532, or 0.16% (annualized) of average outstanding loans. The Bank’s charge-offs in the first six months of 2006 consisted of two commercial real estate loan charge-offs of $176,524, one residential construction loan charge-off of $73,048, five commercial loan charge-offs of $35,474 and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2005 mainly consisted of three residential real estate loan charge-offs of $156,785, two residential construction loan charge-offs of $66,851 and various installment and other consumer loan charge-offs. The increase in loan charge-offs and in the ratio of loan charge-offs to average commercial banking loans outstanding for the year ended December 31, 2005 was mainly related to one loan relationship discovered and reserved for in 2004. The loans were secured by residential real estate land lots and mobile homes with respect to which the Bank discovered title problems. These properties were foreclosed upon in the third and fourth quarters of 2005 and a balance of $738,680 was charged-off.

The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at June 30, 2006 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and uncertainties in the economy, including those created by the war against terrorism and natural disasters, additions to the allowances and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	June 30, 2006	December 31, 2005	June 30, 2005
Non-performing loans (1)	$2,333,908	$2,847,645	$3,469,017
Foreclosed properties	1,324,425	600,135	1,610,793

Total non-performing assets	$3,658,333	$3,447,780	$5,079,810

Loans 90 days or more past due on accrual status	$51,286	$159,772	$498,620
Potential problem loans (2)	$3,425,457	$2,742,759	$5,840,224
Potential problem loans/total loans	0.54%	0.46%	1.02%
Non-performing assets/total loans and foreclosed properties	0.58%	0.58%	0.88%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	0.59%	0.61%	0.97%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. The Bank had approximately $51,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of June 30, 2006 compared to approximately $160,000 and $499,000, respectively, as of December 31, 2005 and June 30, 2005. Our non-performing commercial banking loans at June 30, 2006 amounted to approximately $2.3 million compared to approximately $2.8 million at December 31, 2005 and approximately $3.5 million at June 30, 2005. The Bank had no renegotiated commercial banking loans at June 30, 2006, December 31, 2005 or June 30, 2005. The decrease in non-performing commercial banking loans from December 31, 2005 to June 30, 2006 was mainly related to one loan relationship totaling approximately $489,072. This loan was secured by a residential home that was foreclosed upon during the second quarter of 2006. This property was subsequently sold for minimal loss in the third quarter of 2006. The Bank experienced a slight deterioration in the loan portfolio in 2004 and 2005. This deterioration was mainly attributable to the slowdown in the economy in 2003 and 2004, and the related credit and repayment risks created by that slowdown. We have evaluated these loan relationships and foreclosed properties, and, based on available information, we presently feel that the Bank is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. As of June 30, 2006, loan loss allowance reserves related to non-performing commercial banking loans totaled $715,118.

Total non-performing commercial assets totaled approximately $3.7 million at June 30, 2006. This compares to total non-performing commercial assets of approximately $3.4 million at December 31, 2005 and approximately $5.1 million at June 30, 2005. The Bank foreclosed upon eight commercial banking loans totaling approximately $1.4 million during the first six months of 2006. One of the properties is a residential home under construction, two of the properties are mobile homes on land lots, two of the properties are office condos and three of the properties are residential homes on acreage. During the first six months of 2006, the Bank sold two properties totaling approximately $166,000 that were foreclosed upon in 2003, two properties totaling approximately $219,000 that were foreclosed upon in 2005 and three properties totaling approximately $246,000 that were foreclosed upon in 2006. The Bank sold three residential homes for a loss of approximately $3,000, one property consisting of a residential home under construction for a gain of approximately $4,000 and three properties consisting of mobile homes and land lots for a gain of $10,000. Of the Bank’s $1.3 million in foreclosed properties that have not been sold, $1.1 million is related to four loan relationships. One of the properties totaling approximately $158,000 is mobile homes with land lots located in Murray County, Georgia. One of the properties totaling approximately $500,000 is a residential home located in Walton County, Georgia. This property is under contract to be sold at a minimal loss during the third quarter of 2006. The other two properties totaling approximately $421,000 are residential homes in Pickens County, Georgia. Both of these properties were sold in the third quarter of 2006 for a minimal gain. Of the remaining foreclosed properties that have not been sold, approximately $136,000 is residential homes, $38,000 is mobile homes with land lots and $72,000 is vacant land lots. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $683,000 from December 31, 2005 to June 30, 2006. The increase in potential problem commercial loans from December 31, 2005 to June 30, 2006 was mainly related to one loan relationship totaling approximately $1.8 million. This loan relationship is secured by two owner occupied commercial buildings and the borrower is having cash flow problems. The increase in potential problem loans related to this one loan relationship was partially offset by the payoff of two potential problem loans totaling approximately $1.2 million during the second quarter of 2006. The Bank had an increase of approximately $3.7 million in potential problem loans from December 31, 2005 to March 31, 2006. This increase was related to one loan relationship totaling $4.4 million. This loan relationship is secured by rental townhomes, land lots for the construction of new townhomes and a residential house. During the second quarter of 2006, the borrower was current on all of his loan payments and provided more collateral to secure the loan. Based upon the loans being current and the addition of collateral, this loan relationship was removed from our potential problem loans in the second quarter of 2006. Management feels that the loans categorized as potential problem loans at June 30, 2006 are adequately collateralized and believes that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $70.7 million at June 30, 2006, compared to $60.5 million at December 31, 2005 and $41.1 million at June 30, 2005. At June 30, 2006, the Bank had federal funds sold and interest-bearing deposits with other banks of $46.5 million, compared to $40.2 million at December 31, 2005 and $21.0 million at June 30, 2005. The increase in federal funds sold and interest-bearing deposits with other banks of $25.5 million from June 30, 2005 was due to both the Bank increasing its local deposits in order to fund the high level of loan growth that the Bank is experiencing and due to the Bank having several loans pay off unexpectedly during the first six months of 2006. Investment securities and restricted equity securities totaled $24.2 million at June 30, 2006, compared to $20.3 million at December 31, 2005 and $20.1 million at June 30, 2005. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.7 million and shares held in The Bankers Bank in the amount of $165,975 at June 30, 2006.

Unrealized losses on securities amounted to $834,921 at June 30, 2006, and $174,981 and $398,375 at June 30, 2005 and December 31, 2005, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. Management of the Bank believes all unrealized losses as of June 30, 2006 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents less than 2% of amortized cost. All bonds held at June 30, 2006 that have unrealized losses are rated AAA by Moody’s and AAA by Standard and Poor’s rating agencies. In addition, all of the securities are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $625.1 million, $580.5 million and $544.3 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively, representing an increase of 8% and 15%, respectively, over December 31, 2005 and June 30, 2005. Commercial deposits averaged $595.2 million during the six-month period ended June 30, 2006, $476.6 million during the six-month period ended June 30, 2005 and $522.7 million during the twelve-month period ended December 31, 2005. The increase in deposits from December 31, 2005 to June 30, 2006 is due to the Bank running several deposit promotions during the first six months of 2006, including a high yield checking account and several certificate of deposit specials. Certificates of deposit within the Bank’s market area have increased approximately $66.0 million and the high yield checking accounts have increased approximately $12.6 million since December 31, 2005. In order to fund the high level of loan growth that it has experienced, the Bank has had to run higher costing deposit specials in the first six months of 2006 due to the strong competition in its market area for local deposits. Interest-bearing deposits represented 93% of total deposits at June 30, 2006, compared to 94% at December 31, 2005 and 93% at June 30, 2005. Certificate of deposits comprised 78% of total interest-bearing deposits for June 30, 2006, compared to 74% and 69% at December 31, 2005 and June 30, 2005, respectively. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank will be able to maintain or increase its market share of deposits in its highly competitive service area. We attempt to offset potential decreases in our share of local deposits by accepting out of market and brokered deposits. The Bank had $73.0 million of out of market and brokered deposits as of June 30, 2006, compared to $85.2 million and $84.2 million at December 31, 2005 and June 30, 2005, respectively. The decrease in out of market and brokered deposits from December 31, 2005 to June 30, 2006 was mainly due to the Bank not renewing many of its out of market deposits due to the rising costs of these deposits. In the first half of 2005, the cost of brokered deposits had generally been approximately 15 to 25 basis points lower than the costs of deposits of similar maturity in the local market. However, during the last six months of 2005 and the first six months of 2006, we have seen the cost of out of market and brokered deposits increase to levels that exceed the cost of local deposits by approximately 15 to 20 basis points. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely.

Total Commercial Bank Borrowings

At June 30, 2006, there were $47.0 million in Federal Home Loan Bank advances outstanding at maturity terms ranging from six months to ten years and bearing interest at an average rate of 3.76%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by Federal Home Loan Bank stock. There were $49.0 million in Federal Home Loan Bank advances outstanding at both June 30, 2005 and December 31, 2005.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Carolina Financial purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The Company’s consolidated balance sheets at June 30, 2006 and December 31, 2005 include no assets and include liabilities of $2,578,806 and $2,868,825, respectively, related to discontinued operations. These liabilities consist of the allowance for the recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. When the Company sold loans in the course of its wholesale residential mortgage business, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. At June 30, 2006 and December 31, 2005, the Company had approximately $4.0 million and $6.8 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at June 30, 2006 and December 31, 2005 for future losses was approximately $2.6 million and $2.9 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The loans that were indemnified in 2006 and 2005 were primarily closed in 2002 and 2003. The Company’s highest levels of mortgage production in its history were in 2002 and 2003, and therefore, we could see an increase in our obligation to make indemnification payments in 2006. If the balance of indemnified loans increases significantly, then the Company could have to make additional provisions to the recourse liability reserve.

In connection with the sale of our wholesale residential mortgage business, the Company retained certain mortgage servicing rights. At June 30, 2006, we carried approximately $50,000 of mortgage servicing rights on our balance sheet, compared to $57,000 at December 31, 2005 and $1.4 million at June 30, 2005. We held servicing rights with respect to loans with unpaid principal balances totaling $17 million at June 30, 2006, compared to $25 million at December 31, 2005 and $240 million at June 30, 2005. There were no sales of mortgage servicing rights in the first six months of 2006 or the first six months of 2005. During the fourth quarter of 2005, we sold servicing rights with respect to approximately $190 million of mortgage loans carried on our balance sheet for a gain of approximately $254,000.

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

At June 30, 2006, the Company’s and Bank’s leverage ratio was 9.64% and 8.67%, respectively, compared to 9.08% and 8.38% at December 31, 2005 and 8.37% and 8.21%, respectively, at June 30, 2005. On May 18, 2006, the Company, through Crescent Capital Trust III, completed an offering and sale of $3.5 million of trust preferred securities. The proceeds from the sale of the trust preferred securities currently remain at the Company and may be used to repay the junior subordinated debentures issued to Crescent Capital Trust I in connection with a previous issuance of trust preferred securities in the fourth quarter of 2001. On September 30, 2005, the Company, through Crescent Capital Trust II, completed an offering and sale of $8.0 million of trust preferred securities, and on the same day the Company contributed approximately $4.2 million of the proceeds to the Bank. The Company subsequently in October 2005 repaid the entire outstanding balance of approximately $3.7 million on its line of credit with The Bankers Bank with the remaining proceeds from the trust preferred securities offering. With the acquisition of Futurus Financial in the second quarter of 2005, $2.0 million in capital was contributed to both the Company and the Bank through the issuance of 74,029 shares of common stock to certain Futurus Financial shareholders. Also, in 2005, CMS distributed $3.0 million in available capital to the Company, and the Company subsequently contributed $1.0 million of these funds to the Bank.

At June 30, 2006, our total consolidated shareholders’ equity was $58.5 million, or 7.75% of total consolidated assets, compared to $53.6 million, or 8.10% of total consolidated assets, at June 30, 2005, and $55.2 million, or 7.84% of total consolidated assets, at December 31, 2005. The slight decrease in the ratio of consolidated shareholders’ equity to total consolidated assets in the first six months of 2006 was the result of the increase in the Bank’s total consolidated assets, particularly commercial banking loans, which grew approximately $35.5 million, or 6%, in the first six months of 2006. The decrease in this ratio caused by the effects of the increase in our consolidated assets was somewhat offset by the Company’s net income of approximately $3.5 million and the exercise of 14,618 stock options during the first six months of 2006.

At June 30, 2006, the Company’s ratio of total consolidated capital to risk-adjusted assets was 11.26%, 10.19% of which consisted of tier 1 capital, and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 10.06%, 8.99% of which consisted of tier 1 capital. A quarterly dividend of $0.12 was declared in April 2006 and paid on May 31, 2006. A quarterly dividend of $0.14 per share was declared in July 2006, and is payable on August 31, 2006.

As of June 30, 2005, the Company’s ratio of total consolidated capital to risk-adjusted assets was 9.88%, 8.66% of which consisted of tier 1 capital, and, as of December 31, 2005, total consolidated capital to risk-adjusted assets was 10.81%, 9.77% of which consisted of tier 1 capital. As of June 30, 2005, the Bank’s ratio of total capital to risk-adjusted assets was 9.61%, 8.38% of which consisted of tier 1 capital, and, as of December 31, 2005, total capital to risk-adjusted assets was 10.05%, 9.00% of which consisted of tier 1 capital.

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the Federal Home Loan Bank and other lenders.

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and investment securities held for sale. These average liquid assets totaled $70.5 million, $49.7 million and $59.0 million, respectively, during the six month period ended June 30, 2006, the six month period ended June 30, 2005, and the twelve month period ended December 31, 2005, representing 11%, 10% and 10% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $11.5 million, or 19%, from December 31, 2005 to June 30, 2006 and average liquid assets as a percentage of average deposits and borrowings increased approximately 1% from December 31, 2005 to June 30, 2006. The Bank, on average, held a higher level of federal funds sold and interest-bearing deposits at other banks during the first six months of 2006 in order to fund the high level of loan growth that the Bank is experiencing. In addition, the Bank had several unexpected loan pay-offs in the first half of 2006. Average commercial banking loans were 94%, 95% and 95% of average commercial bank deposits and borrowings during the six month periods ended June 30, 2006 and June 30, 2005, and the twelve month period ended December 31, 2005, respectively. Average interest-earning assets were 104%, 105% and 104% of average commercial banking deposits and borrowings during the six month periods ended June 30, 2006 and June 30, 2005, and the twelve month period ended December 31, 2005, respectively. Both the ratio of average commercial banking loans to average commercial banking deposits and borrowings and the ratio of average interest-earnings assets to average commercial banking deposits and borrowings decreased slightly during the first six months of 2006 compared to the first six months of 2005. The decrease in the percentage is mainly due to the Bank’s focus on deposit growth and the funding of commercial loan production in the first six months of 2006 along with the fact that the Bank had several unexpected loan pay-offs in the first half of 2006.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $18.5 million and maintains a line of credit up to approximately $47.0 million at the Federal Home Loan Bank secured by the Bank’s 1 - 4 family first lien mortgage loans and commercial real estate loans. At June 30, 2006 we had $47.0 million in the Federal Home Loan Bank advances outstanding and no amounts outstanding on our federal funds lines of credit. For the six months ended June 30, 2006, the average balance in Federal Home Loan Bank advances was approximately $47.8 million. Of the $47.0 million in advances outstanding at June 30, 2006, all of the advances are secured by a blanket lien on the Bank’s 1 - 4 family first lien mortgage loans, by a blanket lien on commercial real estate loans, by a blanket lien on the Bank’s commercial real estate loans, by its investment securities and by Federal Home Loan Bank stock. The Bank currently is holding approximately $16.0 million in unpledged investment securities, which gives the Bank the ability to borrow an additional $16 million in Federal Home Loan Bank advances at June 30, 2006. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In the past, the Bank has had to use out-of market and brokered deposits to provide liquidity in order to fund loan growth in that out-of market and brokered deposits were usually approximately 10 to 15 basis points lower than the cost of deposits of similar maturity in the local market. However, in the last half of 2005, we have seen the cost of out of market and brokered deposits increase to levels equal to or even exceeding that in our local market. The Bank had $73.0 million of out of market and brokered deposits as of June 30, 2006, compared to $85.2 million and $84.2 million, respectively, at December 31, 2005 and June 30, 2005. The decrease in out of market and brokered deposits from December 31, 2005 to June 30, 2006 was mainly due to the Bank not renewing many of its out of market deposits due to the rising cost of these deposits. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2005 and 2006, if the Bank’s liquidity position remains under pressure. In the first six months of 2006, the Bank had to run several deposit promotions, including a high yield checking account and several certificate of deposit specials, due to the strong competition in its market area for local deposits and the high level of loan growth. Certificates of deposit within the Bank’s market area have increased approximately $66.0 million and the high yield checking accounts have increased approximately $12.6 million since December 31, 2005. The cost of funds of interest-bearing deposits increased from 3.90% in the first quarter of 2006 to 4.13% in the second quarter of 2006. An increase in deposit rates could affect our net interest margin and net income in the future.

Commercial Commitments

The following table presents our other commercial commitments at June 30, 2006. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in thousands)
Commitments to extend credit (1)	$130,653	$102,772	$24,327	$432	$3,122
Letters of Credit (2)	2,983	2,482	496	5	—

Total commercial commitments	$133,636	$105,254	$24,823	$437	$3,122

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements pursuant to which we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2006, the Company was a party to interest rate swap contracts under which it pays a fixed rate and receives a variable rate. The notional amount of the interest rate swaps was approximately $2,346,000 with a fair value of approximately $162,000 at June 30, 2006. The Company has an embedded derivative in one loan agreement that relates to the swap agreements. These derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended June 30, 2006. If a counterparty fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at June 30, 2006. Approximately 75% of earning assets and 69% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year cumulative time period, was $79.5 million, or 10.5% of total assets.

Interest Rate Sensitivity Gaps

As of June 30, 2006

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$434,854	$39,135	$142,017	$13,183	$629,189
Investment securities	824	3,697	7,603	8,428	20,552
Mortgage loans held for sale	710	—	—	—	710
Federal funds sold	45,905	—	—	—	45,905
Interest-bearing deposits in other banks	596	—	—	—	596

Total interest-earning assets	$482,889	$42,832	$149,620	$21,611	$696,952

Interest-bearing liabilities
Interest-bearing demand deposits	$128,010	—	—	—	$128,010
Time deposits	67,307	236,917	150,582	—	454,806
Other borrowings	7,000	7,000	33,000	15,462	62,462

Total interest-bearing liabilities	$202,317	$243,917	$183,582	$15,462	$645,278

Interest sensitivity gap	$280,572	$(201,085)	$(33,962)	$6,149	$51,674
Interest sensitivity gap—cumulative	$280,572	$79,487	$45,525	$51,674	$51,674

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above. This means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. At June 30, 2006, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates while high inflation generally has resulted in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which reflected that interest rates remained fairly steady in 2002 and 2003, only dropping 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation slowly started to increase with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. During 2005, the Federal Reserve raised these rates by a total of 200 basis points and raised these rates by an additional 125 basis points in the first six months of 2006. The Federal Reserve has indicated that after the second quarter of 2006, further changes in rates would be determined by market information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its Exchange Act reports and in accumulating and communicating to the Company’s management such information as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings—Not Applicable

Item 1A.	Risk Factors—The discussion of our business and operations should be read together with the risk factors contained in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2006, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Not Applicable

Item 3.	Defaults Upon Senior Securities—Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 2006, at which time the following matters were brought before and voted upon by the shareholders:

The election of the following persons to the Board of Directors to serve for a term expiring on the date of the Annual Meeting of Shareholders in the year indicated below:

Name	Term expiring	For	Withhold Authority or Against	Abstentions and Broker Non-Votes
Michael W. Lowe, Class III Director	2009	2,074,963	2,777	50,802
Cecil Pruett, Class III Director	2009	2,074,529	3,210	50,802
Janie Whitfield, Class III Director	2009	2,068,265	9,475	50,802

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Name	Term expiring
John S. Dean, Sr., Class I Director	2007
Charles R. Fendley, Class I Director	2007
J. Donald Boggus, Jr., Class II Director	2008
Charles Gehrmann, Class II Director	2008

The term of office of Nathan E. Hardwick IV, a director appointed in connection with the Company’s merger with Futurus Financial, expired as of March 31, 2006, and he was not nominated for re-election.

Item 5.	Other Information—Not Applicable

Item 6.	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and J. Donald Boggus, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed with the Commission May 15, 2006).

10.2	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Leland W. Brantley, Jr. (incorporated by reference from Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, filed with the Commission May 15, 2006).

10.3	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Anthony N. Stancil (incorporated by reference from Exhibit 10.3 to the Company’s quarterly report on Form 10-Q, filed with the Commission May 15, 2006).

10.4	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and A. Bradley Rutledge (incorporated by reference from Exhibit 10.4 to the Company’s quarterly report on Form 10-Q, filed with the Commission May 15, 2006).

10.5	Change in Control Employment Agreement, dated as of May 12, 2006, by and between the Company and Bonnie B. Boling (incorporated by reference from Exhibit 10.5 to the Company’s quarterly report on Form 10-Q, filed with the Commission May 15, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date:	August 11, 2006	/s/ J. Donald Boggus, Jr..
J. Donald Boggus, Jr. President and Chief Executive Officer

Date:	August 11, 2006	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.