Form 10-Q
period 2006-09-30
CRESCENT BANKING CO
filed 2006-11-13
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, Crescent Banking Company had 2,595,073 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$8,803,354	$12,793,467
Interest-bearing deposits in banks	1,167,983	146,623
Federal funds sold	16,536,000	40,030,000
Investment securities available-for-sale	18,279,997	14,765,618
Investment securities held-to-maturity, at cost (fair value approximates $1,629,179 and $2,049,030, respectively)	1,641,991	2,068,066
Restricted equity securities	3,365,775	3,473,975
Mortgage loans held for sale	850,899	1,511,535
Loans	672,147,498	593,703,740
Less allowance for loan losses	(7,731,532)	(6,711,974)

Loans, net	664,415,966	586,991,766
Premises and equipment	20,783,735	17,177,662
Other real estate owned	339,358	600,135
Mortgage servicing rights	46,394	56,832
Cash surrender value of life insurance	8,173,086	7,964,640
Goodwill	3,442,714	3,442,714
Deposit intangible	461,970	556,283
Deferred tax asset	5,074,013	5,027,783
Accounts receivable-brokers and escrow agents	284,415	334,372
Other assets	7,270,027	7,160,557

Total assets	$760,937,677	$704,102,028

Liabilities
Deposits
Noninterest-bearing	$41,026,715	$37,367,247
Interest-bearing	593,721,231	543,131,531

Total deposits	634,747,946	580,498,778
Short-term borrowings	14,000,000	16,000,000
Long-term borrowings	41,462,000	44,853,000
Accrued interest and other liabilities	8,365,370	4,701,592
Liabilities related to discontinued operations	2,323,388	2,868,825

Total liabilities	700,898,704	648,922,195
Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,595,073 and 2,580,455 issued, respectively	2,595,073	2,580,455
Capital surplus	19,525,940	19,026,514
Retained earnings	38,467,012	34,107,980
Treasury stock, 16,668 shares	(296,091)	(296,091)
Accumulated other comprehensive loss	(252,961)	(239,025)

Total shareholders’ equity	60,038,973	55,179,833

Total liabilities and shareholders’ equity	$760,937,677	$704,102,028

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$13,575,469	$10,145,495	$37,454,360	$26,038,064
Mortgage loans held for sale	6,171	7,428	13,951	18,936
Taxable securities	291,018	204,987	837,337	605,027
Deposits in banks	11,648	6,680	27,890	63,718
Federal funds sold	447,503	238,242	1,336,698	481,534

Total interest income	14,331,809	10,602,832	39,670,236	27,207,279

Interest expense
Deposits	6,731,602	4,545,398	17,735,402	11,265,039
Short-term borrowings	134,688	109,102	354,822	347,957
Long-term borrowings	609,917	419,558	1,764,324	992,217

Total interest expense	7,476,207	5,074,058	19,854,548	12,605,213

Net interest income	6,855,602	5,528,774	19,815,688	14,602,066
Provision for loan losses	488,000	325,000	1,353,000	1,473,000

Net interest income after provision for loan losses	6,367,602	5,203,774	18,462,688	13,129,066

Non-interest income
Service charges on deposit accounts	245,496	248,361	754,761	691,114
Mortgage servicing fee income	14,086	177,592	49,837	579,770
Gains on call of investment securities	—	—	—	324,875
Gains on sale of other investments	350,552	—	350,552	—
Gains on sales of SBA loans	169,456	176,839	418,841	602,186
Other operating income	476,183	438,061	1,613,527	1,207,400

Total non-interest income	1,255,773	1,040,853	3,187,518	3,405,345

Non-interest expenses
Salaries and employee benefits	2,597,724	2,350,060	7,178,362	5,833,384
Occupancy and equipment	382,800	422,298	1,219,175	1,095,092
Supplies, postage, and telephone	240,148	276,571	754,810	758,105
Advertising	102,150	129,081	355,730	380,347
Insurance expense	86,224	65,902	245,947	165,714
Depreciation and amortization	338,324	383,960	1,019,586	1,071,670
Legal and professional	271,432	332,950	845,966	991,580
Director fees	146,325	89,200	319,625	208,300
Mortgage subservicing expense	6,283	82,860	21,803	284,555
Foreclosed asset expense, net	204,825	226,647	247,738	306,567
Other operating expenses	295,092	269,413	924,389	727,584

Total non-interest expenses	4,671,327	4,628,942	13,133,131	11,822,898

Income before income taxes	2,952,048	1,615,685	8,517,075	4,711,513
Applicable income taxes	1,137,335	613,738	3,243,062	1,792,854

Net income	1,814,713	1,001,947	5,274,013	2,918,659

Other comprehensive income
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	112,598	(17,503)	(13,936)	(110,799)

Comprehensive income	$1,927,311	$984,444	$5,260,077	$2,807,860

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Earnings per share
Basic earnings per share	$0.70	$0.39	$2.05	$1.16
Diluted earnings per share	$0.68	$0.37	$1.98	$1.10

Cash dividends per share of common stock	$0.14	$0.09	$0.355	$0.26

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2006	2005
Operating Activities
Net income	$5,274,013	$2,918,659
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on securities	16,577	26,079
Amortization of deposit intangible	94,313	81,408
Net gain on call of investment securities	—	(324,876)
Net gain on sale of other investments	(350,552)	—
Net loss on sale of other real estate owned	38,326	150,227
Net loss on sale/disposal of premises and equipment	42,491	21,087
Gains on sales of mortgage servicing rights	—	(18,478)
Amortization of mortgage servicing rights	10,439	222,484
Provision for loan losses	1,353,000	1,473,000
Depreciation	914,838	767,779
Stock compensation expense	143,036	—
Proceeds from sales of mortgage loans held for sale	37,332,124	43,953,029
Originations of mortgage loans held for sale	(36,671,488)	(43,193,130)
Proceeds from sales of mortgage servicing rights	—	89,596
Income on life insurance policies	(208,446)	(192,609)
Increase in deferred income taxes	(42,865)	(465,829)
Increase in interest receivable	(395,507)	(1,152,644)
Decrease in accounts receivable – brokers and escrow agents	49,957	174,300
Increase in interest payable	1,499,159	219,785
Net cash used in discontinued operations	(545,437)	(755,249)
Net change in other assets, liabilities and other operating activities	2,282,081	467,052

Net cash provided by operating activities	10,836,059	4,461,670

Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	(1,021,360)	8,645,764
Purchase of securities available-for-sale	(4,706,828)	(3,058,801)
Proceeds from maturities/calls of securities available-for-sale	1,153,720	2,523,453
Proceeds from maturities/calls of securities held-to-maturity	425,000	914,675
Purchase of other securities	(206,800)	(709,400)
Proceeds from maturities of other securities	315,000	—
Net cash paid in acquisition	—	(6,510,986)
Proceeds from sale of other investments	525,552	—
Proceeds from sale of other real estate owned	1,578,029	1,349,094
Sale of premises and equipment	15,207	2,100
Net (increase) decrease in federal funds sold	23,494,000	(20,708,989)
Net increase in loans	(80,133,279)	(105,997,748)
Purchase of premises and equipment	(4,578,608)	(3,720,242)

Net cash used in investing activities	(63,140,367)	(127,271,080)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the nine months ended September 30,
	2006	2005
Financing Activities
Net increase in deposits	54,249,168	106,475,366
Net increase (decrease) in borrowings	(5,391,000)	18,248,000
Excess tax benefits from share-based payment arrangements	133,352	—
Proceeds from the exercise of stock options	237,656	55,000
Dividends paid	(914,981)	(658,691)

Net cash provided by financing activities	48,314,195	124,119,675

Net increase (decrease) in cash and due from banks	(3,990,113)	1,310,265
Cash and due from banks at beginning of year	12,793,467	11,672,894

Cash and due from banks at end of period	$8,803,354	$12,983,159

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$18,355,389	$12,324,141
Cash paid during period for taxes	3,098,000	2,321,555
Principal balances of loans transferred to other real estate owned	1,356,078	737,275
Unrealized loss on securities available for sale, net	(13,936)	(110,799)
Fair value of assets acquired	—	61,435,402
Fair value of liabilities assumed	—	51,279,848

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2005 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—ACCOUNTING PRONOUNCEMENTS

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

NOTE 3—DISCONTINUED OPERATIONS

The consolidated balance sheets at September 30, 2006 and December 31, 2005 include no assets and include liabilities of $2,323,388 and $2,868,825, respectively, related to discontinued wholesale residential mortgage operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. Purchasers of loans typically conducted their own review of the loans, and the Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans and on the quality control department to randomly test loans that had been sold. At September 30, 2006 and December 31, 2005, the Company had approximately $3.4 million and $6.8 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at September 30, 2006 and December 31, 2005 for future losses was approximately $2.3 million and $2.9 million, respectively, and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The table below shows the changes in the allowance for recourse obligation from December 31, 2005 to September 30, 2006.

NOTE 3—DISCONTINUED OPERATIONS (Continued)

Changes in the allowance for recourse obligation are as follows:

2006
Balance at December 31, 2005	$2,868,825
Provisions for recourse obligations	—
Refund from mortgage insurance company	—
Losses indemnified	(545,437)

Balance at September 30, 2006	$2,323,388

NOTE 4—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 5—SERVICING PORTFOLIO

The Company services residential loans for various investors under contract for a fee. As of September 30, 2006, the Company was servicing loans for others with principal balances totaling $15 million.

NOTE 6—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended September 30, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,814,713	2,578,405	$0.70
Effect of dilutive securities (stock options)		92,163
Diluted earnings per share	$1,814,713	2,670,568	$0.68

	Three Months Ended September 30, 2005
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,001,947	2,562,596	$0.39
Effect of dilutive securities (stock options)		135,796
Diluted earnings per share	$1,001,947	2,698,392	$0.37

	Nine Months Ended September 30, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$5,274,013	2,575,214	$2.05
Effect of dilutive securities (stock options)		88,031
Diluted earnings per share	$5,274,013	2,663,245	$1.98

	Nine Months Ended September 30, 2005
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$2,918,659	2,522,027	$1.16
Effect of dilutive securities (stock options)		122,546
Diluted earnings per share	$2,918,659	2,644,573	$1.10

NOTE 7—STOCK COMPENSATION PLANS

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

NOTE 7—STOCK COMPENSATION PLANS (Continued)

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has two share-based compensation plans in effect at September 30, 2006. The compensation cost that has been charged against income for those plans was $143,036 for the nine months ended September 30, 2006. The Company recorded a deferred tax benefit in the amount of $36,940 in the first nine months of 2006 related to share-based compensation.

The Company has a qualified stock option plan for key employees (the “employee plan”) and has reserved 300,000 shares of common stock under that plan. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the employee plan expire ten years from the date of grant and the options outstanding at September 30, 2006 vest over periods ranging from 12 months to 60 months. At September 30, 2006, 93,056 options were available for grant.

The Company also has non-qualified stock option plans for directors (the “director plans”) and has reserved 198,000 shares of common stock under these plans. Options are granted at fair market value of the Company’s common stock on the date of grant, except for certain options that are granted with an exercise price of $8.00 per share. All options under these plans expire ten years from the date of grant and all of the options vest upon grant. At September 30, 2006, 45,758 options were available for grant at fair market value and none were available to grant with an exercise price of $8.00 per share.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 11,750 options for the nine months ended September 30, 2006 with an average fair value of $11.60 per option and granted 125,795 options for the nine months ended September 30, 2005 with an average fair value of $7.41 per option.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 2.75 years trading history, which we believe approximates the future volatility of the Company’s stock price. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the nine months ended September 30, 2006.

Nine Months Ended September 30, 2006
Dividend yield	1.18%
Risk-free interest rate	4.81%
Volatility	23.43%
Expected life	5.75 years

NOTE 7—STOCK COMPENSATION PLANS (Continued)

A summary of option activity under the stock option plans as of September 30, 2006, and changes during the nine month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	273,629	$24.29	—	—

Options Exercised	(14,618)	$16.26	—	—
Options Forfeited	(2,000)	$26.24	—	—
Options Granted	11,750	$40.34	—	—

Outstanding at September 30, 2006	268,761	$25.41	7.17 Years	$5,325,105

Exerciseable at September 30, 2006	206,427	$24.47	7.01 Years	$4,298,512

For the nine months ended September 30, 2006, the intrinsic value of options exercised was approximately $341,927. For the nine months ended September 30, 2005, the intrinsic value of options exercised was approximately $92,950. The fair value of options vested during the nine months ended September 30, 2006 and September 30, 2005 was approximately $143,036 and $394,375, respectively.

Cash received from option exercise under all share-based payment arrangements for the nine month period ended September 30, 2006 was $237,656. The actual tax benefit in stockholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $133,352 for the nine months ended September 30, 2006.

As of September 30, 2006, there was $194,459 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. Such cost is expected to be recognized over a weighted-average period of 2 years.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB No. 25. The effect (increase/(decrease)) of the adoption of SFAS 123R on the Company’s net income, cash flow and earnings per share for the nine months ended September 30, 2006 is as follows:

Income before income tax expense	$(143,036)
Net Income	$(106,096)

Cash flow from operating activities	$36,940
Cash flow from financing activities	$133,352

Basic earnings per share	$(0.04)
Diluted earnings per share	$(0.03)

NOTE 7—STOCK COMPENSATION PLANS (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to the three and nine months ended September 30, 2005:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income, as reported	$1,001,947	$2,918,659

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	192,866	244,512

Pro forma net income	$809,081	$2,674,147

Consolidated earnings per share:
Basic – as reported	$0.39	$1.16
Basic – pro forma	$0.32	$1.06
Diluted – as reported	$0.37	$1.10
Diluted – pro forma	$0.30	$1.01

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2006, the Company was a party to interest rate swap contracts under which it pays a fixed rate and receives a variable rate. The notional amount of the interest rate swaps was approximately $9,689,000 with a fair value of approximately $(415,000) at September 30, 2006. The Company has an embedded derivative in each of the loan agreements that relates to the swap agreements. These derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2006. If a counterparty fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

NOTE 9—TRUST PREFERRED SECURITIES

As of September 30, 2006, the Company had aggregate long term liabilities of $15,462,000 relating to the issuance of junior subordinated debentures to Crescent Capital Trust I, ( “Trust I”), Crescent Capital Trust II, ( “Trust II”) and Crescent Capital Trust III (“Trust III”) in connection with the issuance of an aggregate of $15,000,000 of trust preferred securities by such trusts.

During the fourth quarter of 2001, the Company organized Trust I, a statutory business trust that issued $3,500,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long term liability of $3,605,000 related to the issuance by the Company of $3,605,000 of junior subordinated debentures to Trust I and other assets of $105,000 related to the Company’s purchase of 100% of the common stock of Trust I. The trust preferred securities issued by Trust I and the junior subordinated debentures issued by the Company to Trust I each bear interest at the prime rate plus 1.0%, which was a rate of 9.25% at September 30, 2006; therefore, the Company may elect to redeem the trust preferred securities issued by Trust I during the first quarter of 2007.

NOTE 9—TRUST PREFERRED SECURITIES (Continued)

During the third quarter of 2005, the Company organized Trust II, a statutory business trust that issued $8,000,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long term liability of $8,248,000 related to the issuance by the Company of $8,248,000 of junior subordinated debentures to Trust II and other assets of $248,000 related to the Company’s purchase of 100% of the common stock of Trust II. The Company contributed $4,180,000 of the proceeds from the sale of the trust preferred securities to the Bank and repaid $3,680,000 outstanding on its line of credit with the Bankers Bank with the remaining proceeds. The trust preferred securities issued by Trust II and the junior subordinated debentures issued by the Company to Trust II each bear interest at the prime rate, which was a rate of 8.25% at September 30, 2006.

During the second quarter of 2006, the Company organized Trust III, a statutory business trust that issued $3,500,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long term liability of $3,609,000 related to the issuance by the Company of $3,609,000 of junior subordinated debentures to Trust III and other assets of $109,000 related to the Company’s purchase of 100% of the common stock of Trust III. The trust preferred securities issued by Trust III and the junior subordinated debentures issued by the Company to Trust III each bear interest at a rate of 165 basis points over three month LIBOR, which was a rate of 7.16% at September 30, 2006. The proceeds from the sale of the trust preferred securities currently remain at the Company and may be used to redeem the junior subordinated debentures issued to Trust I and the trust preferred securities issued by Trust I in the fourth quarter of 2001.

All of these trust preferred securities have 30 year maturities, and are callable at par at the option of the Company after five years from the date of issuance.

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

As of September 30, 2006, the Company had total consolidated assets of approximately $760.9 million, total deposits of approximately $634.7 million, total consolidated liabilities, including deposits, of approximately $700.9 million and consolidated shareholders’ equity of approximately $60.0 million. The Company’s operations are discussed below under “Results of Operations.”

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, a substantial majority of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. The Company does not consider its commercial banking operations to be seasonal in nature. The Bank makes loans to acquire and develop commercial and residential real estate. Real estate activity and values tend to be cyclical and vary over time with interest rates and economic activity.

Continued Expansion

Consistent with the Company’s efforts to better serve its market, the Company has engaged in recent expansion of its business. The sale of the Company’s wholesale residential mortgage business on December 31, 2003 made available $27 million in capital that was used to expand our commercial banking business through our ongoing branching initiatives. During 2004 and 2005, we opened three new full service branches and two new loan production offices in our market area, and on April 1, 2005 we completed a merger with Futurus Financial Services, Inc. (“Futurus Financial”) and Futurus Bank, N.A. in which we acquired one full service branch and one loan production office. We completed construction of our new Cumming, Georgia branch office in January of 2006 and we concurrently closed our existing Cumming branch location that was being operated out of leased space in a shopping center. Also, in the fourth quarter of 2005, we began construction on two new full service branches in Cherokee County, one located in south Cherokee County near Woodstock, Georgia and one located in Canton, Georgia. We completed construction of our new office in Canton, Georgia in the third quarter of 2006, and we concurrently closed our existing Canton branch location and our Canton loan production office that were being operated out of leased space. We expect to complete construction of the new office in south Cherokee County near Woodstock in the fourth quarter of 2006. With the completion of these two branches, the Bank will have four full service branches in Cherokee County, which is one of the fastest growing counties in Georgia.

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates may remain stable in the fourth quarter of 2006 and the first quarter of 2007 and then could begin to decline. The Federal Reserve’s actions with respect to interest rates will depend on many factors which are not known at this time. During the 0-90 day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if rates rise, our net interest margin is expected to improve. Conversely, if interest rates fall, our net interest margin is expected to decline base on the Company’s present assets sensitive position.

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

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the projected high volume of loan growth for 2006 and future years and the competitive pricing by competitors in several of our market areas, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out of market deposits to supplement deposit growth in our market areas and can borrow an additional $14.0 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 37% during 2005 and 18% (annualized) during the first nine months of 2006. Also, during the last six months of 2004, during 2005 and during the first nine months of 2006, the Bank added approximately 15 new loan officers, which were mainly related to the addition of three new full service branches and two new loan production offices. With the current focus on growth, the Bank must maintain the proper procedures to be able to monitor the loan growth including the quality of the loan growth. If the credit quality of the Bank’s loan portfolio declines, then the Bank’s ability to raise capital and expand could be limited.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48, which is effective for years beginning after December 15, 2006, applies to all “tax positions” within the scope of SFAS 109. This statement requires a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of initially applying FIN 48 is recorded in opening retained earnings of the year of adoption. The impact of implementation on the Company’s financial statements is not expected to be material.

In September of 2006 the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108). This SAB provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment, requiring the use of both the “rollover” and “iron curtain” approaches. SAB 108 is effective for years ending on or after November 15, 2006. Upon initial application, if an issuer decides that there are material errors in prior (or current) financial statements using the new approach, then the issuer may either restate the prior periods or record a cumulative effect adjustment to the beginning of the year in which SAB 108 was adopted. The adoption of this guidance will not have a material effect on the Company’s financial condition or results of operations.

In September of 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that the adoption of this Statement will have on its financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet made a determination as to the impact of FAS 157 on its consolidated financial statements.

In September 2006, the EITF reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not yet made a determination as to the impact that the adoption of EITF 06-4 will have on its consolidated financial statements.

In September 2006, the EITF reached a final consensus on Issue 06-5, Accounting for Purchases of Life Insurance. EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company has not yet made a determination as to the impact that the adoption of EITF 06-5 will have on its consolidated financial statements.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial statements.

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

Recourse Obligation Reserve

In the wholesale mortgage business that we operated prior to December 31, 2003, we regularly made representations and warranties to purchasers of our mortgage loans and insurers that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. The establishment of the recourse obligation reserve is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, industry trends and economic conditions. Before 2002, the Bank’s history of losses in connection with mortgage loans sold into the secondary market was minimal. The Company established this recourse obligation reserve initially during 2003 with the increase in the number of loans indemnified and the increase in the occurrence of losses from these loans. The trend of such losses experienced in 2003 increased in 2004 and we added an additional $2.9 million to the recourse obligation reserve. During 2005 and the first nine months of 2006, our losses related to indemnified loans stabilized and we have not made any more additions to the recourse obligation reserve. Given the limited historical information available to management with respect to the Company’s potential obligations to make indemnification payments, the evaluation of these factors involves subjective estimates and judgments that may change.

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

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the nine months ended September 30, 2006 and 2005:

(In Thousands)	Average Balances		Yields /Rates		Income / Expense		Increase (Decrease)	Change Due to
	2006	2005	2006	2005	2006	2005		Rate	Volume
Assets
Loans, including fee income	$619,734	$523,748	8.08%	6.65%	$37,454	$26,038	$11,416	$5,608	$5,808
Mortgage loans held for sale	255	371	7.31%	6.83%	14	19	(5)	1	(6)
Taxable securities	23,445	19,909	4.77%	4.06%	837	605	232	106	126
Federal funds sold	37,243	21,699	4.80%	2.97%	1,337	481	856	297	559
Interest bearing deposits in banks	774	3,441	4.82%	2.48%	28	64	(36)	60	(96)

Total earning assets	681,451	569,168	7.78%	6.39%	39,670	27,207	12,463	6,072	6,391

Cash and due from banks	9,258	9,579
Allowance for loan losses	(7,113)	(6,768)
Other assets	52,240	47,834

Total	$735,836	$619,813

Liabilities and Equity
Interest bearing demand	$89,355	$48,040	3.17%	2.14%	$2,120	$769	$1,351	$371	$980
Savings	43,222	70,315	2.78%	2.70%	898	1,419	(521)	42	(563)
Certificates of deposit	432,432	343,777	4.55%	3.53%	14,717	9,077	5,640	2,623	3,017

Total interest bearing deposits	565,009	462,132	4.20%	3.26%	17,735	11,265	6,470	3,036	3,434
Borrowings	59,803	51,137	4.74%	3.50%	2,119	1,340	779	473	306

Total interest bearing liabilities	624,812	513,269	4.25%	3.28%	19,854	12,605	7,249	3,509	3,740

Noninterest bearing demand deposits	44,502	42,655
Other liabilities	8,642	11,173
Shareholders’ equity	57,880	52,716

Total	$735,836	$619,813

Net interest income					$19,816	$14,602	$5,214	$2,563	$2,651

Net interest yield on earning assets			3.89%	3.43%
Net interest spread			3.53%	3.11%

Interest Income

Our interest income related to commercial banking increased 35% to $14.3 million for the three months ended September 30, 2006 from $10.6 million for the three months ended September 30, 2005. Our interest income related to commercial banking increased 46% to $39.7 million for the nine months ended September 30, 2006 from $27.2 million for the nine months ended September 30, 2005. The increase in 2006 in interest income was the result of both a higher volume of average commercial banking loans and a higher yield from commercial banking loans. Average commercial banking loans increased $73.3 million, or 13%, for the quarter ended September 30, 2006 and $96.0 million, or 18%, for the nine months ended September 30, 2006 over the same periods for 2005. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in its current markets, including the markets of north Fulton, Walton and Cobb Counties entered into in 2005 with the merger with Futurus Financial. The yield from commercial banking loans increased from 6.98% and 6.65%, respectively, for the three and nine months ended September 30, 2005 to 8.29% and 8.08%, respectively, for the three and nine months ended September 30, 2006. The increase in the yield from commercial banking loans during 2006 compared to 2005 was mainly the result of the repricing of the commercial banking loan portfolio as the Federal Reserve increased interest rates 300 basis points during 2005 and the first nine months of 2006. Approximately 61% of our commercial banking loan portfolio is variable rate and adjusts with changes in the prime rate.

Interest Expense

Our interest expense related to the commercial banking business for the three months and nine months ended September 30, 2006 amounted to $7.5 million and $19.9 million, respectively, compared to $5.1 million and $12.6 million for the three and nine months ended September 30, 2005. Interest expense related to commercial banking deposits for the three and nine months ended September 30, 2006 was $6.7 million and $17.7 million, respectively, compared to $4.5 million and $11.3 million for the three and nine months ended September 30, 2005. The increase in interest expense from interest-bearing deposits resulted from both the increase in the average balance of interest-bearing deposits and the increase in the cost of funds of interest-bearing deposits. Average interest-bearing deposits increased approximately $71.8 million, or 14%, from $516.8 million for the three months ended September 30, 2005 to $588.5 million for the three months ended September 30, 2006. Average interest-bearing deposits increased approximately $102.9 million, or 22%, from $462.1 million for the nine months ended September 30, 2005 to $565.0 million for the nine months ended September 30, 2006. During 2005 and first nine months of 2006, the Bank ran several deposit promotions, including a high yield interest-bearing checking account and several certificate of deposit specials, in order to fund the high level of loan growth the Bank has experienced. Also, as a result of the merger with Futurus Financial, the Bank acquired approximately $47.8 million in interest-bearing deposits during the second quarter of 2005. The cost of funds from commercial banking deposits increased from 3.50% and 3.26%, respectively, for the three and nine months ended September 30, 2005 to 4.55% and 4.20% for the three and nine months ended September 30, 2006. This increase in the cost of deposits was due to the Bank’s promotion of its high yield interest-bearing checking account, which increased the average cost of our interest-bearing checking accounts by approximately 58 and 103 basis points, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The cost of deposits was also affected by the repricing of time deposits, whose average cost increased 116 and 102 basis points, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The Bank has had to run higher costing deposit specials during 2005 and in the first nine months of 2006 due to strong competition in its market area for local deposits. The increase in interest expense from 2005 to 2006 was also attributable to an increase in average borrowings. Average borrowings increased approximately $3.0 million and $8.7 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005. This increase in average borrowings was primarily attributable to the Bank borrowing an additional $10.0 million in Federal Home Loan Bank advances during the second quarter of 2005, the Company issuing an additional $8.2 million in junior subordinated debentures related to the trust preferred securities issued by Crescent Capital Trust II during the third quarter of 2005 and the Company issuing an additional $3.6 million in junior subordinated debentures related to the trust preferred securities issued by Crescent Capital Trust III during the second quarter of 2006. In the third quarters of 2006 and 2005, interest expense accounted for 59% and 51%, respectively, of our total commercial banking business expenses. In the first nine months of 2006 and 2005, interest expense accounted for 58% and 49%, respectively, of our total commercial banking business expenses. The increase in this percentage resulted from an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2006 were $6.9 million, 3.84% and 3.43% and $19.8 million, 3.89% and 3.53%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2005 were $5.5 million, 3.50% and 3.19% and $14.6 million, 3.43% and 3.11%, respectively. The increase in net interest income from 2005 to 2006 was due to both an increase in average commercial banking loans and to an increase in the net interest margin. Average commercial banking loans increased 13% and 18%, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The net interest margin increased 34 and 46 basis points, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The increase in net interest margin and interest spread during the three and nine months ended September 30, 2006 compared to the same periods in 2005 was due to the increase of 131 and 139 basis points, respectively, in yield on the Bank’s interest earning assets being greater than the increase of 107 and 97 basis points, respectively, in cost on the Bank’s interest bearing liabilities. The increase in the yield on the Bank’s interest-earning assets was mainly related to the repricing of the commercial banking loan portfolio. Approximately 61% percent of the commercial banking loan portfolio is floating rate and tied to changes in prime rate. During 2005 and the first nine months of 2006, the Federal Reserve has increased interest rates 300 basis points, causing the prime rate to also increase by 300 basis points. Strong pressure on the cost of deposits resulting from competition in our market area has partially offset the increase in the yield on the Bank’s interest-earning assets and the effects of the Bank maintaining an asset sensitive position through implementation of its asset/liability management policy.

Loan Loss Provisions

For the three and nine months ended September 30, 2006, we made a provision for loan losses of $488,000 and $1,353,000, respectively, and incurred net charge-offs of $42,613 and $333,443, respectively, of commercial banking loans. For the three and nine months ended September 30, 2005, we made a provision for loan losses of $325,000 and $1,473,000, respectively, and incurred net charge-offs of $692,103 and $1,078,635, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding during the year were 0.07% (annualized) for the nine months ended September 30, 2006, 0.41% for the year ended December 31, 2005 and 0.28% (annualized) for the nine months ended September 30, 2005. During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the nine months ended September 30, 2006, the Bank would have incurred net charge-offs of $499,818 for the period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.11% (annualized). The Bank’s charge-offs in the first nine months of 2006 consisted of two commercial real estate loan charge-offs of $176,524, three residential real estate loan charge-offs of $27,958, one residential construction loan charge-off of $73,048, six commercial loan charge-offs of $43,807 and various installment and other consumer loans charge-offs, while the charge-offs in the first nine months of 2005 mainly consisted of six residential real estate loan charge-offs of $339,048, four residential construction loan charge-offs of $427,806 and various installment and other consumer loans charge-offs. The increase in the amount of the provision for loan losses for the three months ended September 30, 2006 compared to the same period in 2005 was the result of an increase in the growth of the loan portfolio. During the third quarter of 2006, the loan portfolio grew $43.0 million compared to $16.8 million during the third quarter of 2005. The decrease in the amount of the provision for loan losses for the nine months ended September 30, 2006 from the same period in 2005 was mainly related to the decrease in the growth of the loan portfolio. During the first nine months of 2006, the loan portfolio grew $78.4 million. During the first nine months of 2005, the loan portfolio grew $155.1 million, of which $51.0 million was attributable to the merger with Futurus Financial and $104.1 million was attributable to internal loan growth. This decrease in the provision for loan losses related to the decrease in loan growth was partially offset due to the increase in classified loans from $15.9 million at December 31, 2005 to $18.8 million at September 30, 2006. This increase in classified loans is mainly related to one loan relationship totaling approximately $4.2 million, which was downgraded to a grade “5” (Special Mention). These are considered loans of average quality where the existence of potential weakness warrants close attention; however, we believe they represent little, if any, loss potential to the Bank. As a result of the growth in the loan portfolio and the increase in classified loans in our commercial loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 1.15%, 1.13% and 1.20% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The decrease in the allowance for loan losses as a percentage of total commercial banking loans from 1.20% at September 30, 2005 to 1.15% at September 30, 2006 was mainly related to charge-offs of $738,680 during the third and fourth quarters related to one loan relationship that was discovered and reserved for in 2004.

Non-interest Income

Our non-interest income related to our commercial banking business was $1.3 million and $3.2 million during the three and nine months ended September 30, 2006 compared to $1.0 million and $3.4 million during the three and nine months ended September 30, 2005. The increase in non-interest income for the three month period ending September 30, 2006 compared to the same period in 2005 was primarily due to a gain of approximately $351,000 from the sale of an investment that the Company had in another financial institution. The increase from the gain on the sale of the investment was partially offset by a decrease in mortgage servicing fee income of approximately $164,000 from the quarter ended September 30, 2005 compared to the same period in 2006. The decrease in the mortgage servicing fee income was due to a decrease in the size of the servicing portfolio from $220 million at September 30, 2005 to $15 million at September 30, 2006. The Company sold approximately $190 million of the servicing portfolio in the fourth quarter of 2005. The decrease in non-interest income for the nine month period ending September 30, 2006 compared to the same period in 2005 was mainly due to a decrease in mortgage servicing fee income, a decrease in gains on calls of investment securities and a decrease in gains on sale of SBA loans. Mortgage servicing fee income was approximately $50,000 during the nine months ended September 30, 2006 compared to approximately $580,000 during the nine months ended September 30, 2005. The decrease in the mortgage servicing fee income was due to a decrease in the size of the servicing portfolio as described above. Gains on sales of SBA loans were approximately $419,000 during the nine months ended September 30, 2006 compared to approximately $602,000 during the nine months ended September 30, 2005. The decrease on the gains on sales of SBA loans was due to a decrease in the premiums received on the sale of the loans and due to the Bank selling fewer loans in 2006. Also, in the first nine months of 2005, the Bank had gains on call of investment securities of approximately $325,000 compared to none in the first nine months of 2006. These decreases during the first nine months of 2006 were partially offset by a gain of $323,000 recognized during the second quarter of 2006 on a investment that the Company had in another financial institution that was purchased and by the gain of approximately $351,000 from the sale of the investment that the Company had in another financial institution as described above.

Non-interest Expense

Our non-interest expenses related to our commercial banking business (other than income tax expenses) were $4.7 million and $13.1 million, respectively, for the three and nine months ended September 30, 2006 compared to $4.6 million and $11.8 million, respectively, for the three and nine months ended September 30, 2005. The slight increase in non-interest expense for the three month period ended September 30, 2006 compared to the same period in 2005 was attributable to an increase in salaries and benefits of approximately $248,000. This increase was offset by a decrease in our mortgage subservicing expense of $77,000. The increase in non-interest expense for the nine month period ended September 30, 2006 compared to the same period in 2005 was attributable to an increase in salaries and benefits of approximately $1.3 million, an increase in occupancy and equipment expense of $124,000 and an increase in other operating expenses of $197,000. These increases were offset by a decrease in our mortgage subservicing expense of $263,000. The increase in salaries and other payroll expenses during the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 is due to the addition of 50 new employees, including 18 new Bank officers during the first nine months of 2005 including the employees from the Futurus Financial merger, the addition of 9 new employees since September 30, 2005, and regular annual raises. This increase in employees is due to the Bank opening two new full service branches and two new loan production offices since April 1, 2005, including the full service branch in North Fulton and the loan production office in Walton County acquired in the merger with Futurus Financial. The increase in occupancy and equipment expense in the nine month period ended September 30, 2006 compared to the same period in 2005 was mainly attributable the Bank’s expansion efforts. With the Bank’s expansion efforts, its lease expense, depreciation expense, maintenance expense and utility costs have all increased. The increase in other operating expenses was mainly related to increases in loan expenses, bank vehicle expenses, business and occupancy taxes and charitable contributions. These increases were due to the Bank’s loan and deposit growth and branch expansion efforts including the growth in the number of employees. Mortgage subservicing expense decreased for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 due to a decrease in the Bank’s servicing portfolio from approximately $220 million at September 30, 2005 to approximately $15 million at September 30, 2006. This decrease in the servicing portfolio was due to the sale of approximately $190 million of the servicing portfolio in the fourth quarter of 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25, and thus recognized no compensation expense for options granted with the exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income for our stock option plans was $16,099 and $143,036, respectively, for the three and nine months ended September 30, 2006. The amount of compensation cost that would have been recognized and charged against income for the three and nine months ended September 30, 2005 if SFAS No. 123 had been adopted was $311,075 and $394,375. The total compensation cost related to nonvested awards not yet recognized at September 30, 2006 is $194,459, which will be recognized over the weighted average period of approximately 2 years. See “Note 6—Stock Compensation Plans” in the consolidated financial statements for further information.

Pretax Income

In the three and nine months ended September 30, 2006, our commercial banking pretax income was $3.0 million and $8.5 million, respectively, compared to pretax income of approximately $1.6 million and $4.7 million for the three and nine months ending September 30, 2005. Pretax income for the three months ended September 30, 2006 increased approximately $1.3 million, or 83%, compared to the three months ended September 30, 2005. Pretax income for the nine months ended September 30, 2006 increased approximately $3.8 million, or 81%, compared to the nine months ended September 30, 2005. An increase in net interest income of approximately $1.3 million and $5.2 million, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was the main reason for the increases in pretax income. The increase in net interest income from 2005 to 2006 was due to both an increase in average commercial banking loans and to an increase in the net interest margin. Average commercial banking loans increased 13% and 18%, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The net interest margin increased 34 and 46 basis points for three and nine months ended September 30, 2006 compared to the same periods in 2005. The increase in net interest income was partially offset by an increase of approximately $1.3 million in non-interest expense for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in non-interest expense was primarily due to an increase in salaries and benefits and occupancy and equipment expense related to the Bank’s expansion efforts in 2005 and 2006. See further discussion above under “—Net Interest Income,” “—Non-interest Income,” and “—Non-interest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three and nine months ended September 30, 2006 was 38.53% and 38.08%, respectively, compared to 37.99% and 38.05% for the same periods in 2005. The lower effective rates in 2006 resulted from state tax credits.

Financial Condition

General Discussion

Total Assets

Our total assets increased $56.8 million, or 8%, during the first nine months of 2006 from $704.1 million as of December 31, 2005 to $760.9 million as of September 30, 2006. The increase in total assets was mainly comprised of a $78.4 million, or 13%, increase in the Bank’s commercial loans. This increase in assets from the Bank’s commercial loans was partially offset by a decrease of $19.5 million, or 32%, in the Bank’s investment securities, including federal funds sold and interest-bearing deposits in banks. The growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in its current markets. The decrease in investment securities was mainly the result of a decrease in federal funds sold due to the funding of the higher loan demand during the third quarter of 2006. Our increase in total assets corresponded with a $54.2 million, or 9%, increase in deposits. At September 30, 2005 and December 31, 2005, we had total assets of $693.3 million and $704.1 million, respectively.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At September 30, 2006, interest-earning assets totaled $714.0 million and represented 94% of total assets. This represents a $58.3 million, or 9%, increase from December 31, 2005, when interest-earning assets totaled $655.7 million, or 93%, of total assets. This increase was mainly related to a $78.4 million increase in the Bank’s commercial banking loan portfolio. See “—Commercial Banking Business—Total Commercial Banking Loans” below. At September 30, 2005 and December 31, 2005, our interest-earning assets totaled approximately $645.2 million and $655.7 million, respectively, and represented 93% and 93%, respectively, of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $20.8 million at September 30, 2006, compared to $17.2 million at December 31, 2005 and $16.3 million at September 30, 2005. The increase in premises and equipment from September 30, 2005 was primarily due to the construction costs of approximately $3.0 million for our new full service branch in Canton, Georgia, which opened in September 2006, and due to the construction in progress costs of approximately $766,000 for the new full service branch in Woodstock, Georgia which is scheduled to open in December 2006. The Bank also purchased a parcel of land in Cobb County, Georgia during the second quarter of 2006 for approximately $1.1 million.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At September 30, 2006, the total cash value of life insurance was $8.2 million. At December 31, 2005 and September 30, 2005, the total cash value of the life insurance was $8.0 million and $7.9 million, respectively. The increase of $0.3 million from September 30, 2005 to September 30, 2006 was due to policy earnings.

Commercial Banking Business

Total Commercial Banking Loans

During the first nine months of 2006, our average commercial banking loans were $619.7 million. These loans constituted 91% of our average consolidated earning assets and 84% of our average consolidated total assets. For the first nine months of 2005, we had average commercial banking loans of $523.7 million, or 92% of our average consolidated earning assets and 85% of our average consolidated total assets. For the year ended December 31, 2005, we had average commercial banking loans of $539.5 million, or 92% of our average consolidated earning assets and 84% of our average consolidated total assets. Commercial banking loans at the periods ending September 30, 2006, December 31, 2005 and September 30, 2005 were $672.1 million, $593.7 million and $588.5 million, respectively. The 18% increase in average commercial banking loans from the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2006 was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in its current markets, including the markets of north Fulton, Walton and Cobb Counties entered into in 2005 with the merger with Futurus Financial. As a result of the merger with Futurus Financial, the Bank acquired a loan portfolio of approximately $51.0 million in the second quarter of 2005.

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

The general component of the methodology involves an analysis of actual loan loss experience, a comparison of the actual loss experience of banks in the Bank’s peer group, and carefully developed assumptions about the economy generally. We also follow the regulatory guidance provided by the Federal Financial Institution Examination Council’s Interagency Policy Statement on Allowance for Loan Losses Methodologies, as well as other widely accepted guidance for banks and savings institutions generally.

We apply both the specific and general components of the methodology, together with regulatory guidance, to determine an appropriate level for the allowance for loan losses. We also hire independent loan review consultants on an annual basis to review the quality of the loan portfolio and the adequacy of the allowance for loan losses. The provision for loan losses during a particular period is a charge to earnings in that period in order to maintain the allowance for loan losses at a level that is estimated to be adequate to cover probable losses inherent in the loan portfolio.

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

The allowance for loan losses totaled $7.7 million, or 1.15% of total commercial banking loans, at September 30, 2006, $7.1 million, or 1.20% of total commercial banking loans at September 30, 2005, and $6.7 million, or 1.13% of total loans at December 31, 2005. During the first nine months of 2006, we made a provision for loan losses of $1,353,000, which was due to both the $78.4 million increase we experienced in commercial banking loans during that period and the increase in classified loans from $15.9 million at December 31, 2005 to $18.8 million at September 30, 2006. This increase in classified loans is mainly related to one loan relationship totaling approximately $4.2 million, which was downgraded to a grade “5” (Special Mention). These are considered loans of average quality where the existence of potential weakness warrants close attention, however, they should represent little, if any, loss potential to the Bank. Net charge-offs for the nine months ended September 30, 2006 were $333,443, or 0.07% (annualized) of average loans outstanding. During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the nine months ended September 30, 2006, the Bank would have incurred net charge-offs of $499,818 for that period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.11% (annualized). Net charge-offs for the year ended December 31, 2005 were $2,200,759, or 0.41% of average loans outstanding and for the nine months ended September 30, 2005 were $1,078,635, or 0.28% (annualized) of average outstanding loans. The Bank’s charge-offs in the first nine months of 2006 consisted of two commercial real estate loan charge-offs of $176,524, three residential real estate loan charge-offs of $27,958, one residential construction loan charge-off of $73,048, six commercial loan charge-offs of $43,807 and various installment and other consumer loan charge-offs, while the charge-offs in the first nine months of 2005 mainly consisted of six residential real estate loan charge-offs of $339,048, four residential construction loan charge-offs of $427,806 and various installment and other consumer loans charge-offs. The decrease in loan charge-offs and in the ratio of loan charge-offs to average commercial banking loans outstanding during 2006 primarily due to the fact that the Bank made a charge-off in the amount of $738,680 with respect to one loan relationship during 2005 that was discovered and reserved for in 2004.

The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at September 30, 2006 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, about events that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and uncertainties in the economy, including those created by the war against terrorism and natural disasters, additions to the allowances and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	September 30, 2006	December 31, 2005	September 30, 2005
Non-performing loans (1)	$2,618,937	$2,847,645	$4,487,793
Foreclosed properties	339,358	600,135	1,252,222

Total non-performing assets	$2,958,295	$3,447,780	$5,740,015

Loans 90 days or more past due on accrual status	$929,931	$159,772	$317,433
Potential problem loans (2)	$3,271,200	$2,742,759	$4,459,336
Potential problem loans/total loans	0.49%	0.46%	0.76%
Non-performing assets/total loans and foreclosed properties	0.44%	0.58%	0.97%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	0.58%	0.61%	1.03%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. The Bank had approximately $930,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of September 30, 2006 compared to approximately $160,000 and $317,000, respectively, as of December 31, 2005 and September 30, 2005. The increase in commercial banking loans contractually past due more than 90 days and still accruing interest from December 31, 2005 to September 30, 2006 was mainly related to one loan relationship totaling approximately $856,000. This loan relationship was paid off during the fourth quarter of 2006 and if this loan was not included in our totals, our commercial banking loans contractually past due more than 90 days and still accruing interest would have been approximately $74,000 at September 30, 2006. Our non-performing commercial banking loans at September 30, 2006 amounted to approximately $2.6 million compared to approximately $2.8 million at December 31, 2005 and approximately $4.5 million at September 30, 2005. The Bank had no renegotiated commercial banking loans at September 30, 2006, December 31, 2005 or September 30, 2005. The decrease in non-performing commercial banking loans from December 31, 2005 to September 30, 2006 was mainly related to one loan relationship totaling approximately $489,072. This loan was secured by a residential home that was foreclosed upon during the second quarter of 2006. This property was subsequently sold at a loss in the third quarter of 2006. The Bank experienced a slight deterioration in the loan portfolio in 2004 and 2005. This deterioration was mainly attributable to the slowdown in the economy in 2003 and 2004, and the related credit and repayment risks created by that slowdown. We have evaluated these loan relationships and foreclosed properties, and, based on available information, we presently feel that the Bank is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. As of September 30, 2006, loan loss allowance reserves related to non-performing commercial banking loans totaled $763,267.

Total non-performing commercial assets totaled approximately $3.0 million at September 30, 2006. This compares to total non-performing commercial assets of approximately $3.4 million at December 31, 2005 and approximately $5.7 million at September 30, 2005. The Bank foreclosed upon eight commercial banking loans totaling approximately $1.4 million during the first nine months of 2006. One of the properties is a residential home under construction, two of the properties are mobile homes on land lots, two of the properties are office condos and three of the properties are residential homes on acreage. During the first nine months of 2006, the Bank sold five properties totaling approximately $192,000 that were foreclosed upon in 2003, three properties totaling approximately $344,000 that were foreclosed upon in 2005 and six properties totaling approximately $1,073,000 that were foreclosed upon in 2006. The Bank sold eight residential homes for a loss of approximately $46,000, one property consisting of a residential home under construction for a gain of approximately $4,000, one property consisting of a residential land lot for a loss of approximately $2,000 and four properties consisting of mobile homes and land lots for a gain of approximately $6,000. The Bank’s $339,000 in foreclosed properties that have not been sold are related to three loan relationships. One of the properties totaling approximately $157,000 is mobile homes with land lots located in Murray County, Georgia. One of the properties totaling approximately $61,000 is a residential home lot located in Forsyth County, Georgia. The remaining property totaling approximately $121,000 consists of two residential condominiums in Fulton County, Georgia. The

Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $528,000 from December 31, 2005 to September 30, 2006. The increase in potential problem commercial loans from December 31, 2005 to September 30, 2006 was mainly related to one loan relationship totaling approximately $1.9 million. This loan relationship is secured by two owner occupied commercial buildings and the borrower is having cash flow problems. The increase in potential problem loans related to this one loan relationship was partially offset by the payoff of two potential problem loans totaling approximately $1.2 million during the second quarter of 2006. Management feels that the loans categorized as potential problem loans at September 30, 2006 are adequately collateralized and believes that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $41.0 million at September 30, 2006, compared to $60.5 million at December 31, 2005 and $55.5 million at September 30, 2005. At September 30, 2006, the Bank had federal funds sold and interest-bearing deposits with other banks of $17.7 million, compared to $40.2 million at December 31, 2005 and $34.5 million at September 30, 2005. The decrease in federal funds sold and interest-bearing deposits with other banks of $16.8 million from September 30, 2005 was due to the Bank investing its excess funds in commercial banking loans, which provide higher yields than investment securities. From September 30, 2005 to September 30, 2006, commercial banking loans have increased approximately $83.6 million, of which $43.0 million were made during the third quarter of 2006. Investment securities and restricted equity securities totaled $23.3 million at September 30, 2006, compared to $20.3 million at December 31, 2005 and $21.0 million at September 30, 2005. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.2 million and shares held in The Bankers Bank in the amount of $165,975 at September 30, 2006.

Unrealized losses on securities amounted to $445,644 at September 30, 2006, and $204,153 and $398,375 at September 30, 2005 and December 31, 2005, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. Management of the Bank believes all unrealized losses as of September 30, 2006 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents less than 3% of amortized cost. All bonds held at September 30, 2006 that have unrealized losses are rated AAA by Moody’s and AAA by Standard and Poor’s rating agencies. In addition, all of the securities are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $634.7 million, $580.5 million and $567.4 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively, representing an increase of 9% and 12%, respectively, over December 31, 2005 and September 30, 2005. Commercial deposits averaged $609.5 million during the nine-month period ended September 30, 2006, $504.8 million during the nine-month period ended September 30, 2005 and $522.7 million during the twelve-month period ended December 31, 2005. The increase in deposits from December 31, 2005 to September 30, 2006 is due to the Bank running several certificate of deposit promotions during the first nine months of 2006. Certificates of deposit within the Bank’s market area have increased approximately $70.2 million. In order to fund the high level of loan growth that it has experienced, the Bank has had to run higher costing deposit specials in the first nine months of 2006 due to the strong competition in its market area for local deposits. Interest-bearing deposits represented 94% of total deposits at September 30, 2006, compared to 94% at December 31, 2005 and 93% at September 30, 2005. Certificate of deposits comprised 79% of total interest-bearing deposits for September 30, 2006, compared to 74% and 75% at December 31, 2005 and September 30, 2005, respectively. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank will be able to maintain or increase its market share of deposits in its highly competitive service area. We attempt to offset potential decreases in our share of local deposits by accepting out of market and brokered deposits. The Bank had $72.8 million of out of market and brokered deposits as of September 30, 2006, compared to $85.2 million and $82.5 million at December 31, 2005 and September 30, 2005, respectively. The decrease in out of market and brokered deposits from December 31, 2005 to September 30, 2006 was mainly due to the Bank not renewing many of its out of market deposits due to the rising costs of these deposits. In the first half of 2005, the cost of brokered deposits had generally been approximately 15 to 25 basis points lower than the costs of deposits of similar maturity in the local market. However, during the last six months of 2005 and the first six months of 2006, we saw the cost of out of market and brokered deposits increase to levels that exceed the cost of local deposits by approximately 15 to 20 basis points. During the third quarter of 2006, we have begun to see the cost of out of market and brokered deposits fall to approximately 15 to 20 basis points below the cost of deposits of similar maturity in our local market, and the Bank has begun to use out of market and brokered deposits to provide liquidity in order to fund its loan growth. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely.

Total Commercial Bank Borrowings

At September 30, 2006, there were $40.0 million in Federal Home Loan Bank advances outstanding at maturity terms ranging from 18 months to 10 years and bearing interest at an average rate of 3.83%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by Federal Home Loan Bank stock. There were $49.0 million in Federal Home Loan Bank advances outstanding at both September 30, 2005 and December 31, 2005.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Carolina purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The Company’s consolidated balance sheets at September 30, 2006 and December 31, 2005 include no assets and include liabilities of $2,323,388 and $2,868,825, respectively, related to discontinued operations. These liabilities consist of the allowance for the recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. When the Company sold loans in the course of its wholesale residential mortgage business, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. At September 30, 2006 and December 31, 2005, the Company had approximately $3.4 million and $6.8 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at September 30, 2006 and December 31, 2005 for future losses was approximately $2.3 million and $2.9 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The loans that were indemnified in 2006 and 2005 were primarily closed in 2002 and 2003. The Company’s highest levels of mortgage production in its history were in 2002 and 2003, and therefore, we could see an increase in our obligation to make indemnification payments in 2006. If the balance of indemnified loans increases significantly, then the Company could have to make additional provisions to the recourse liability reserve.

In connection with the sale of our wholesale residential mortgage business, the Company retained certain mortgage servicing rights. At September 30, 2006, we carried approximately $46,000 of mortgage servicing rights on our balance sheet, compared to $57,000 at December 31, 2005 and $1.2 million at September 30, 2005. We held servicing rights with respect to loans with unpaid principal balances totaling $15 million at September 30, 2006, compared to $25 million at December 31, 2005 and $220 million at September 30, 2005. There were no sales of mortgage servicing rights in the first nine months of 2006. During the first nine months of 2005, we sold servicing rights with respect to approximately $71,000 of mortgage loans carried on our balance sheet for a gain of approximately $18,000. During the fourth quarter of 2005, we sold servicing rights with respect to approximately $190 million of mortgage loans carried on our balance sheet for a gain of approximately $254,000.

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

At September 30, 2006, the Company’s and Bank’s leverage ratio was 9.42% and 8.41%, respectively, compared to 9.08% and 8.38% at December 31, 2005 and 9.10% and 8.35%, respectively, at September 30, 2005. On May 18, 2006, the Company, through Crescent Capital Trust III, completed an offering and sale of $3.5 million of trust preferred securities. The proceeds from the sale of the trust preferred securities currently remain at the Company and may be used to repay the junior subordinated debentures issued to Crescent Capital Trust I in connection with a previous issuance of trust preferred securities in the fourth quarter of 2001. On September 30, 2005, the Company, through Crescent Capital Trust II, completed an offering and sale of $8.0 million of trust preferred securities, and on the same day the Company contributed approximately $4.2 million of the proceeds to the Bank. The Company subsequently in October 2005 repaid the entire outstanding balance of approximately $3.7 million on its line of credit with The Bankers Bank with the remaining proceeds from the trust preferred securities offering. With the acquisition of Futurus Financial in the second quarter of 2005, $2.0 million in capital was contributed to both the Company and the Bank through the issuance of 74,029 shares of common stock to certain Futurus Financial shareholders. Also, in 2005, CMS distributed $3.0 million in available capital to the Company, and the Company subsequently contributed $1.0 million of these funds to the Bank.

At September 30, 2006, our total consolidated shareholders’ equity was $60.0 million, or 7.89% of total consolidated assets, compared to $54.3 million, or 7.84% of total consolidated assets, at September 30, 2005, and $55.2 million, or 7.84% of total consolidated assets, at December 31, 2005. The slight increase in the ratio of consolidated shareholders’ equity to total consolidated assets in the first nine months of 2006 was the result of the Company’s net earnings and the exercise of 14,618 stock options during that period. This increase in this ratio caused by the Company’s net income and exercise of stock options was partially offset by the increase in total consolidated assets, particularly commercial banking loans, which grew approximately $78.4 million, or 13%, in the first nine months of 2006.

At September 30, 2006, the Company’s ratio of total consolidated capital to risk-adjusted assets was 11.09%, 10.01% of which consisted of tier 1 capital, and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 9.99%, 8.90% of which consisted of tier 1 capital. A quarterly dividend of $0.14 was declared in July 2006 and paid on August 31, 2006. A quarterly dividend of $0.16 per share was declared in October 2006, and is payable on December 4, 2006.

As of September 30, 2005, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.85%, 9.74% of which consisted of tier 1 capital, and, as of December 31, 2005, total consolidated capital to risk-adjusted assets was 10.81%, 9.77% of which consisted of tier 1 capital. As of September 30, 2005, the Bank’s ratio of total capital to risk-adjusted assets was 10.05%, 8.92% of which consisted of tier 1 capital, and, as of December 31, 2005, total capital to risk-adjusted assets was 10.05%, 9.00% of which consisted of tier 1 capital.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and investment securities held for sale. These average liquid assets totaled $67.8 million, $55.1 million and $59.0 million, respectively, during the nine month period ended September 30, 2006, the nine month period ended September 30, 2005, and the twelve month period ended December 31, 2005, representing 10% of average deposits and borrowings for each of those periods. Average liquid assets increased by approximately $8.8 million, or 15%, from December 31, 2005 to September 30, 2006. The Bank, on average, held a higher level of federal funds sold and interest-bearing deposits at other banks during the first nine months of 2006 in order to fund the high level of loan growth that the Bank is experiencing. In addition, the Bank had several unexpected loan pay-offs in the first half of 2006. Average commercial banking loans were 95%, 93% and 95% of average commercial bank deposits and borrowings during the nine month periods ended September 30, 2006 and September 30, 2005, and the twelve month period ended December 31, 2005, respectively. Average interest-earning assets were 104%, 102% and 104% of average commercial banking deposits and borrowings during the nine month periods ended September 30, 2006 and September 30, 2005, and the twelve month period ended December 31, 2005, respectively. Both the ratio of average commercial banking loans to average commercial banking deposits and borrowings and the ratio of average interest-earnings assets to average commercial banking deposits and borrowings increased slightly during the first nine months of 2006 compared to the first nine months of 2005. The increase in the percentage is mainly due to an increase in the Bank’s commercial loan production of approximately $78.4 million during the first nine months of 2006, along with the fact that the Bank’s liquidity tightened in the third quarter of 2006 due competitive pricing for deposits.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $28.0 million and maintains a line of credit up to approximately $38.0 million at the Federal Home Loan Bank secured by the Bank’s 1 - 4 family first lien mortgage loans and commercial real estate loans. The Bank currently is holding approximately $14.0 million in unpledged investment securities, which gives the Bank the ability to borrow an additional $14.0 million in Federal Home Loan Bank advances at September 30, 2006. At September 30, 2006, we had $40.0 million in the Federal Home Loan Bank advances outstanding and no amounts outstanding on our federal funds lines of credit. For the nine months ended September 30, 2006, the average balance in Federal Home Loan Bank advances was approximately $46.6 million. Of the $40.0 million in advances outstanding at September 30, 2006, all of the advances are secured by a blanket lien on the Bank’s 1 - 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by its investment securities and by Federal Home Loan Bank stock. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In the past, the Bank has used out-of market and brokered deposits to provide liquidity in order to fund loan growth because out-of market and brokered deposits were usually approximately 10 to 15 basis points lower than the cost of deposits of similar maturity in the local market. However, in the last half of 2005 through the first half of 2006, we saw the cost of out of market and brokered deposits increase to levels equal to or even exceeding that in our local market. The Bank had $72.8 million of out of market and brokered deposits as of September 30, 2006, compared to $85.2 million and $82.5 million, respectively, at December 31, 2005 and September 30, 2005. The decrease in out of market and brokered deposits from December 31, 2005 to September 30, 2006 was mainly due to the Bank not renewing many of its out of market deposits due to the rising cost of these deposits. However, during the third quarter of 2006, we have begun to see the cost of out of market and brokered deposits fall to approximately 15 to 20 basis points below the cost of deposits of similar maturity in our local market, and the Bank has begun to use out of market and brokered deposits to provide liquidity in order to fund its loan growth. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2005 and 2006, if the Bank’s liquidity position remains under pressure. In the first nine months of 2006, the Bank had to run several deposit promotions, including a high yield checking account and several certificate of deposit specials, due to the strong competition in its market area for local deposits and the high level of loan growth. Certificates of deposit within the Bank’s market area have increased approximately $76.1 million and the high yield checking accounts have increased approximately $7.3 million since December 31, 2005. The cost of funds of interest-bearing deposits increased from 4.13% in the second quarter of 2006 to 4.55% in the third quarter of 2006. An increase in deposit rates could affect our net interest margin and net income in the future.

Commercial Commitments

The following table presents our other commercial commitments at September 30, 2006. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$113,224	$93,375	$17,891	$180	$1,778
Letters of Credit (2)	2,692	2,534	153	5	—

Total commercial commitments	$115,916	$95,909	$18,044	$185	$1,778

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements pursuant to which we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2006, the Company was a party to interest rate swap contracts under which it pays a fixed rate and receives a variable rate. The notional amount of the interest rate swaps was approximately $9,689,000 with a fair value of approximately $(415,000) at September 30, 2006. The Company has an embedded derivative in each of the loan agreements that relates to the swap agreements. These derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended September 30, 2006. If a counterparty fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval. The following table shows our rate sensitive position at September 30, 2006. Approximately 73% of earning assets and 84% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year cumulative time period, was $21.4 million, or 2.8% of total assets. At June 30, 2006, for the one-year cumulative period, the Bank had excess interest-bearing assets over interest-bearing liabilities of approximately $79.5 million, or 10.5% of total assets. During the third quarter of 2006, the Bank has run several short-term certificate of deposit specials that changed our rate sensitivity position in the one year cumulative period from an asset sensitive position to a liability sensitive position. The Bank used shorter term funding during the third quarter of 2006 in anticipation of a possible decrease in interest rates during the first half of 2007.

Interest Rate Sensitivity Gaps

As of September 30, 2006

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$440,187	$57,899	$160,486	$13,576	$672,148
Investment securities	890	3,170	7,397	8,465	19,922
Mortgage loans held for sale	851	—	—	—	851
Federal funds sold	16,536	—	—	—	16,536
Interest-bearing deposits in other banks	1,168	—	—	—	1,168

Total interest-earning assets	$459,632	$61,069	$167,883	$22,041	$710,625

Interest-bearing liabilities
Interest-bearing demand deposits	$122,086	—	—	—	$122,086
Time deposits	115,701	274,879	81,056	—	471,636
Other borrowings	17,462	12,000	26,000	—	55,462

Total interest-bearing liabilities	$255,249	$286,879	$107,056	$—	$649,184

Interest sensitivity gap	$204,383	$(225,810)	$60,827	$22,041	$61,441
Interest sensitivity gap – cumulative	$204,383	$(21,427)	$39,400	$61,441	$61,441

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above except for the one year time frame. An asset sensitive position means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. A liability sensitive position means that during each period, if interest rates increase, then the net interest margin will decrease, and if interest rates decline, the net interest margin will increase. At September 30, 2006, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally have resulted in decreased interest rates while high inflation generally has resulted in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which reflected that interest rates remained fairly steady in 2002 and 2003, only dropping 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation slowly started to increase with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. During 2005, the Federal Reserve raised these rates by a total of 200 basis points and raised these rates by an additional 125 basis points in the first six months of 2006. The Federal Reserve did not raise rates during the third quarter of 2006, but previously indicated that further changes in rates would be determined by market information.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings—Not Applicable

Item 1A.	Risk Factors—The discussion of our business and operations should be read together with the risk factors contained in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2006, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—Not Applicable.

Item 3.	Defaults Upon Senior Securities—Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders—Not Applicable.

Item 5.	Other Information—Not Applicable

Item 6.	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: November 13, 2006	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: November 13, 2006	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.