Form 10-K
period 2006-12-31
CRESCENT BANKING CO
filed 2007-03-27
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2006, as reported on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market), was $62.0 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of March 23, 2007 was 2,624,773, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2006 Annual Report to Shareholders for the year ended December 31, 2006 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to selected portions of Item 5 and Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

Certain portions of Crescent Banking Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

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

As of December 31, 2006, the Company was made up of the following six entities:

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

In connection with the redemption on December 29, 2006 of the trust preferred securities issued by Crescent Capital Trust I, Crescent Capital Trust I was dissolved effective January 5, 2007.

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

As of December 31, 2006, the Company had total consolidated assets of approximately $779.7 million, total deposits of approximately $658.9 million, total consolidated liabilities, including deposits, of approximately $717.9 million and consolidated stockholders’ equity of approximately $61.8 million. The Company’s operations are discussed below under “Results of Operations.”

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries; however, approximately 92% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area.

For the year ended December 31, 2006, the Company had revenues from continued operations from its commercial banking business of approximately $59.4 million and pretax income from continued operations from its commercial banking business of approximately $11.5 million. Pretax income from continuing operations represented 100% of the Company’s total pretax income for the year ended December 31, 2006. During the fiscal years 2005, 2004 and 2003, the Company had revenues from its continued operations in its commercial banking business of approximately $43.2 million, $27.1 million and $21.5 million, respectively, and pretax income from its continued operations in the commercial banking business of approximately $6.6 million, $2.0 million and $3.4 million, respectively. Pretax income from continuing operations represented approximately 100.0%, 1,285.5% and 12.0% of the Company’s total pretax income for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s commercial loan portfolio, which has experienced significant growth since 1998, represents the largest earning asset for the Company’s commercial banking operations. The Company’s portfolio grew 58% in 2004, 37% in 2005 and 17% for the year ended December 31, 2006. At December 31, 2006, the Company had total commercial loans of approximately $697.3 million. At each of December 31, 2006, 2005 and 2004, the Company’s total commercial banking assets from continuing operations were approximately $779.7 million, $704.1 million and $513.4 million, respectively.

Continued Expansion

Consistent with the Company’s efforts to better serve its market, the Company has engaged in recent expansion of its business. The sale of the Company’s wholesale residential mortgage business on December 31, 2003 made available $27 million in capital that was used to expand our commercial banking business through our ongoing branching initiatives. During 2004 and 2005, we opened three new full service branches and two new loan production offices in our market area, and on April 1, 2005 we completed a merger with Futurus Financial Services, Inc. (“Futurus Financial”) and Futurus Bank, N.A. in which we acquired one full service branch and one loan production office. We completed construction of our new Cumming, Georgia branch office in January of 2006 and we concurrently closed our existing Cumming branch location that was being operated out of leased space in a shopping center. We completed construction of our new office in Canton, Georgia in the third quarter of 2006, and we concurrently closed our existing Canton branch location and our Canton loan production office that were being operated out of leased space. We completed construction of a new office in south Cherokee County near Woodstock, Georgia in the first quarter of 2007. With the completion of these two branches, the Bank has three full service branches in Cherokee County, which is one of the fastest growing counties in Georgia.

Seasonality; Cycles

The Company does not consider its commercial banking operations to be seasonal in nature. The Bank makes loans to acquire and develop commercial and residential real estate. Real estate activity and values tend to be cyclical and vary over time with interest rates and economic activity.

Competition

The Company’s commercial banking business operates in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers and insurance companies, locally, regionally and nationally, some of which compete by offering products and services by mail, telephone, computer and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank.

Competition in our primary markets includes:

•	6 commercial banks have offices in Pickens County, Georgia;

•	12 commercial banks have offices in Bartow County, Georgia;

•	15 commercial banks have offices in Cherokee County, Georgia;

•	51 commercial banks have offices in Fulton County, Georgia; and

•	18 commercial banks have offices in Forsyth County, Georgia.

Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s market area. Virtually every type of competitor for business of the type served by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services and electronic technology than the Company. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

Employees

At December 31, 2006, the Company had 182 full-time and 17 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

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

General

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

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident thereto. The BHC Act also requires prior Federal Reserve approval for the merger or consolidation of the Company with another bank holding company. Similar requirements are imposed by the Georgia Department.

The BHCA permits a bank holding company located in one state to acquire a bank located in any other state, subject to deposit-percentage, aging requirements, and other restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states.

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, that have and maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and that meet certain other conditions, may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. While the Company has not elected to become a financial holding company, it may to do so in the future.

Transactions with Affiliates and Insiders

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

Due to Sections 23A and 23B, the Bank is limited in its ability to lend funds or engage in transactions with the Company, and all such transactions must be on an arms-length basis and on terms at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies. Outstanding loans from the Bank to the Company may not exceed 10% of the Bank’s capital stock and surplus, and these loans must be fully or over-collateralized. Total outstanding extensions of credit from the Bank to all affiliates may not exceed 20% of capital stock and surplus.

The Bank is also restricted in the loans that it may make to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of the Company, and certain entities affiliated with any such persons.

Source of Financial Strength

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any such loans from the Company to the Bank likely will be unsecured and subordinated to the Bank’s depositors and perhaps to other creditors of the Bank.

Limitations on Acquisitions of Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a bank holding company would require the approval of the Federal Reserve under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company. A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank holding company.

Bank Regulation

General

As a Georgia bank whose deposits are insured by the FDIC up to the maximum amounts provided by law, the Bank is subject to regulation and examination by the Georgia Department and the FDIC. The Georgia Department and the FDIC regulate and monitor all of the Bank’s operations, including reserves, loans, mortgages, and payments of dividends, interest rates and the establishment of branches. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank, subject to necessary regulatory approvals, may branch anywhere in the State of Georgia.

Dividends

Various statutes and contracts limit the Bank’s ability to pay dividends, extend credit or otherwise supply funds to the Company and its subsidiaries. Dividends from the Bank are expected to constitute the Company’s major source of funds for servicing Company debt and paying cash dividends on the Company’s stock. Under Georgia law, the Bank may not pay any dividends unless its paid-in capital and appropriated retained earnings, together, are equal to at least 20% of its capital stock. In addition, the Georgia Department’s prior approval of a dividend by the Bank generally is required if: (i) total classified assets at the most recent examination of the Bank exceed 80% of tier 1 capital plus the allowance for loan losses as reflected at such examination; (ii) the aggregate amount of dividends to be paid in the calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous year; and (iii) the ratio of the Bank’s tier 1 capital to its adjusted total assets is less than 6%. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The FDIC and the Georgia Department also have the general authority to limit the dividends paid by insured banks, if such payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Furthermore, the FDIC has the right to prevent or remedy unsafe or unsound banking practices or other violations of law. Generally, the FDIC will not permit a bank to pay dividends in excess of the current fiscal year’s net earnings, plus the net earnings from the preceding two years.

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

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

As of December 31, 2006, the Company had total capital and tier 1 capital ratios of approximately 10.45% and 9.37%, respectively, and the Bank had total capital and tier 1 capital ratios of approximately 9.91% and 8.83%, respectively. As of December 31, 2006, the Company had a leverage ratio of tier 1 capital to total average assets of approximately 8.83% and the Bank had a leverage ratio of tier 1 capital to total average assets of approximately 8.31%.

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

The following table sets forth certain capital information of the Company and Bank as of December 31, 2006:

	Company		Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Risk-Based Capital:
Total Risk-Based Capital:
Actual	77,602	10.45%	73,294	9.91%
Minimum	59,414	8.00%	59,153	8.00%
Tier 1 Capital
Actual	69,578	9.37%	65,270	8.83%
Minimum Requirement	29,707	4.00%	29,577	4.00%
Leverage Ratio:
Actual	$69,578	8.83%	$65,270	8.31%
Minimum (1)	31,527	4.00%	31,415	4.00%

(1)	Represents the highest minimum requirement of the federal banking regulators. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

We believe our outstanding trust preferred securities presently qualify as tier 1 regulatory capital under the Federal Reserve’s capital rules.

FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

FDIC Insurance Assessments

The Bank’s deposits are primarily insured by DIF, and the Bank is subject to FDIC insurance assessments. The FDIC’s Board of Directors enacted a new rule, effective January 1, 2007, pursuant to which the assessment rates are no longer required to be set semi-annually. Under the new rule, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the Bank. A one-time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and ranged from 1.44 basis points in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005 and from 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the fourth quarter of 2006. For the first quarter of 2007, the FICO assessment rate is 1.22 cents per $100 of assessable deposits. The Bank paid $75,075, $62,322 and $44,785 in FICO assessments in 2006, 2005 and 2004, respectively.

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the FDIC, the Bank’s primary federal regulator, using a lending test, an investment test and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The federal bank regulators recently proposed changes to their CRA regulations that would, among other things, require that evidence of discriminatory, illegal or abusive lending transactions be considered in an institution’s CRA evaluation.

Consumer Protection Regulations

Activities of the Bank are also subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act (FCRA), Equal Credit Opportunity Act (ECOA), the Fair Housing Act (FHA) and Truth-in-Lending Act (TILA). Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to consumer borrowers;

•

require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	govern the use and provision of information to credit reporting agencies; and

•	govern the manner in which consumer debts may be collected by collection agencies.

The deposit operations of the Banks are also subject to laws and regulations that:

•	prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The Federal Reserve, the FDIC and the Georgia Department also monitor compliance with these laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

Anti-Money Laundering and Anti-Terrorism Financing Regulation

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

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

Privacy and Data Security

The GLB Act imposed new requirements on financial institutions with respect to consumer privacy. The GLB Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if the state law is more protective of consumer privacy than the GLB Act. The GLB Act also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach. Under federal law, the Company must disclose its privacy policy to consumers, permit consumers to “opt out” of having non-public customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. The Company is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Sarbanes-Oxley Act of 2002

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we will be required to include management reports on internal controls over financial reporting as part of our annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to spend significant amounts of time and money on compliance with these rules. We may not be able to complete our assessment of our internal controls over financial reporting in a timely manner. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans and securities holdings constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Bank cannot be predicted. From 2004 through the first six months of 2006 the Federal Reserve raised the targeted federal funds rate 18 times for a total of 4.50%. Since the second quarter of 2006, the Federal Reserve has left these rates unchanged.

Legislative and Regulatory Changes

Deposit Insurance Reform

Congress passed the Federal Deposit Insurance Reform Act in the first quarter of 2006. Among other things, this act merged BIF and SAIF into DIF, permits the maximum amount insured to be adjusted every five years from $100,000 based on inflation, permits retirement accounts to be insured for up to $250,000, prohibits banks that are less than adequately capitalized from accepting employee benefit deposits, changes the way FDIC insurance assessments and credits are calculated, authorizes the FDIC to revise the risk-based deposit insurance assessment scheme, and gives the FDIC flexibility in maintaining the level of the DIF (including imposing assessments on and paying dividends to insured institutions).

Commercial Real Estate Lending and Concentrations

On December 12, 2006, the federal bank regulatory agencies released final guidance on Concentrations in Commercial Real Estate Lending (the “Guidance”), effective December 12, 2006. This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary source of repayment is cash flows from the real estate collateral (rather than where real estate is a secondary source of repayment or is taken as collateral through an abundance of caution). Loans to REITs and unsecured loans to developers are considered CRE loans if their performance is closely linked to the performance of the general CRE market.

The agencies will continue to assess the risks posed by financial institutions with concentrations in CRE. While the final Guidance does not impose lending limits, it does maintain certain thresholds as indicators for examiners to screen institutions for potential CRE concentration risk, and to engage management in discussions and analysis regarding CRE risk. Institutions experiencing rapid growth in CRE lending, having exposure to a specific type of CRE, or approaching or exceeding the following criteria will be identified for further supervisory analysis:

•	Total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital; or

•	Total CRE loans represent 300% or more of the institution’s total capital and the institution’s CRE portfolio has increased 50% or more during the prior 36 months.

These criteria are not a “safe harbor,” and institutions where other risk indicators are present may also be subject to further supervisory analysis. While the agencies’ will review institutions on a case-by-case basis in connection with regular examinations, institutions with substantial CRE portfolios may be advised or required to address the risks associated with CRE lending by, among other actions, implementing enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, increasing or reallocating allowances for loan losses, and maintaining increased capital levels.

The Company believes its CRE lending will subject it to further supervisory analysis. The Company has reviewed certain of its risk management and internal controls policies, portfolio stress testing procedures, risk exposure limits, other lending policies, and allowance for loan loss policies in light of the Guidance and the Company’s CRE portfolio, and has made revisions to such policies and procedures where appropriate.

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

Discontinued Operations – Mortgage Banking Business

Prior to the sale of our mortgage operations on December 31, 2003, the Company originated, sold and serviced mortgage loans through its subsidiary, CMS. CMS offered wholesale mortgage banking services and provided servicing for residential mortgage loans as an approved servicer of mortgage loans sold to the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and private investors.

In 2006, 2005 and 2004, the Company conducted nearly all of its business through the Bank and will continue to do so. On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. In connection with the sale, Carolina Financial purchased all of CMS’s mortgage loans, pipeline mortgage loans and premises and equipment and assumed all leases and liabilities related to the transferred assets. The assets were sold at their carrying value. The Company was to be paid 100% of the pre-tax income of the divested mortgage business during the first 60 days following closing as well as 30% of the pre-tax income of the divested mortgage business for the nine months following the first 60-day period. The Company received no payments from Carolina Financial for either period due to the losses experienced by CMC. The Company retained the mortgage servicing portfolio, which was approximately $13 million at December 31, 2006.

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

For the years ended December 31, 2006 and 2005, the Company had no revenues or expenses from discontinued operations of its mortgage banking business. During the fiscal year 2004, the Company had revenues from its mortgage banking business of approximately $439,000 and pretax losses from its mortgage banking business of approximately $(3.6) million, representing approximately (2,285.5)% of the Company’s total pretax income. At each of December 31, 2006, 2005 and 2004 the Company had no assets related to its mortgage banking business.

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

During 2006, our loan portfolio grew approximately $104 million, or approximately 17%. Continued rapid growth in the loan portfolio of this magnitude has the potential to strain the Bank’s administrative capabilities and may result in losses which are, at present, unidentified. Also, given the relatively young age of a large portion of our loan portfolio, there may be unidentified risk since problems related to loan collections typically do not become evident until some time after the loans are originated.

Because a Significant Portion of Our Loan Portfolio Is Secured By Real Estate, Any Negative Conditions Affecting Real Estate May Harm Our Business

Approximately 92% of our loan portfolio consists of commercial and consumer loans that are secured by various types of real estate, the value and marketability of which are sensitive to economic conditions and interest rates. In addition, these loans are subject to the risk that the local real estate markets will be overbuilt, driving down the value and marketability of the real estate that secures these loans. A decrease in collateral values could increase our costs and time of collection, as well as the amount of potential losses we may incur on loans secured by real estate.

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset. As of December 31, 2006, we had approximately $545.5 million in CRE loans, or approximately 78.2% of our loan portfolio. Our CRE loans have grown by approximately 24.7% since December 31, 2005. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2006, approximately 50% of our total loan portfolio was in acquisition and development and construction loans. In addition to the risk of nonpayment by borrowers, construction lending poses additional risks in that:

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

Changes in Interest Rates May Adversely Affect Our Earnings

As a financial institution, our earnings are significantly dependent on our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest-earning assets and the interest expense we pay on deposits and other interest-bearing liabilities. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

If We Are Unable to Increase Our Share of Deposits in Our Market, We May Accept Out of Market and Brokered Deposits, the Costs of Which May Be Higher than Expected

We can offer no assurance that we can maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2006, we had approximately $78.5 million in out of market deposits, including brokered deposits, which represented approximately 11.9% of our total deposits. Recently, the cost of out of market and brokered deposits has decreased to costs below the costs of deposits in our local market. However, the costs of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

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

We May Face Risks With Respect to Future Acquisitions or Mergers

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

We Rely on Our Executive Officers Who Would Be Difficult to Replace

Our success depends, and is expected to continue to depend, on our executive officers. In particular, we rely on J. Donald Boggus, Jr., President and Chief Executive Officer of Crescent and the Bank, Leland W. Brantley, Jr., Chief Financial Officer of Crescent and the Bank, Anthony N. Stancil, Executive Vice President and Chief of Loan Production of the Bank and A. Bradley Rutledge, Sr., Executive Vice President and Chief of Loan Administration of the Bank. Our growth will continue to place significant demands on our management, and the loss of these executive officers’ services could harm our future operations.

Our Rights to Collect Interest and Take Other Actions May Be Limited by the Servicemembers’ Civil Relief Act of 2003

The United States declared “war” on terrorism and National Guard and reserve forces either have been called up or may be called up for domestic and international service. Under the Servicemembers’ Civil Relief Act of 2003 (the “Relief Act”), which amended and expanded the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service is afforded various types of relief under their loans and other obligations, including a maximum annual interest rate of 6% during the period of the borrower’s active duty status. The Act further provides that any interest in excess of 6% may not become due once the servicemember leaves active duty; any accrued interest above 6% is permanently waived. The Relief Act applies to members of the Army, Navy, Air Force, Marines, National Guard, Reserves, Coast Guard and officers of the U.S. Public Health Service assigned to active duty. Because the Relief Act applies to individuals who enter active military service after they enter into their loans, we cannot predict the effect that the Relief Act will have on our mortgage and commercial loans, if any. Under the Relief Act, we may be unable to collect the full amount of interest otherwise due on many of our loans for an indefinite period. Further, we may be unable to foreclose on these loans during, and in some cases after, the borrower’s period of active duty.

We May Incur Obligations Related to Our Discontinued Wholesale Mortgage Banking Operations

Prior to the sale of our wholesale residential mortgage banking business on December 31, 2003, we originated residential mortgage loans through our subsidiary, CMS. When we sold these loans, we made certain representations and warranties to the purchasers and insurers that we had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. In some cases, we indemnified the purchasers for unpaid principal and interest on defaulted loans if we had breached the representations and warranties with respect to the loans that we sold. At December 31, 2006, we have approximately $3.6 million of mortgage loans where we had agreed to indemnify the purchaser against losses it might suffer. While we established a reserve based upon an estimated recourse liability at December 31, 2006 of approximately $2.3 million, this reserve was based upon historical information and certain assumptions by management. Because the Company’s highest levels of mortgage production in its history were in 2002 and 2003, we could experience an increase in our indemnification liability in the future. If the balance of indemnified loan increases significantly, then we could have to make additional provisions to the recourse liability reserve. In addition, if our recourse reserve is less than our actual indemnification obligations, we would be required to pay the indemnification obligations out of earnings, and our results of operations would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During 2006, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta, Georgia. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, six teller windows and the Bank lobby. The building also has three drive-up teller windows and an automated teller machine (“ATM”) with 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space, and we added 5,000 square feet of administrative office space in 1999. The facility is considered in good condition.

In Bartow County, Georgia, the Bank owns three full service branches. The Bank owns the full service branch on Joe Frank Harris Parkway in Cartersville, which has approximately 5,400 square feet of finished space used for offices and storage, five teller windows and the Bank lobby, three drive-up teller windows and an ATM with 24 hour-a-day access. The Bank also owns a 3,600 square foot building on the west side of Cartersville, which houses a branch office with five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank owns a 3,500 square foot building in Adairsville, which houses a branch office with five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access.

In Cherokee County, Georgia, the Bank owns three full service branches. The Bank owns s full service branch on Towne Lake Parkway in Woodstock that contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby, two drive-up teller windows and an ATM with 24 hour-a-day access. The Bank owns an 11,770 square foot branch building in Canton that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. In January 2007, the Bank completed construction and opened a 6,100 square foot branch building in Woodstock that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access.

In Forsyth County, Georgia, the Bank owns two full service branches. The Bank owns a 3,055 square foot building in Alpharetta, which has two drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank also owns a 5,500 square foot branch building in Cumming that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access.

In Fulton County, Georgia, the Bank owns one full service branch. The Bank owns a building that contains approximately 6,600 square feet of finished space and has four teller windows in the banking lobby, two drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The property on which this building is constructed is being leased over a period of twelve years with two additional five year options. The expiration date for the first twelve year lease period is March 9, 2012.

In addition, the Bank leases space for our executive and administrative offices, one full service branch and two loan production offices. The Bank is party to a lease agreement that expired on December 31, 2006 for 13,500 square feet of office space in Jasper for executive and administrative offices. The Bank renewed this lease until December 31, 2008. The Bank leases approximately 1,200 square feet for its branch office located in Marble Hill with a lease expiration date of August 31, 2007. The Bank leases 1,500 square feet of office space in Marietta for a loan production office with a lease expiration date of January 31, 2007. The Bank renewed this lease until December 31, 2007. The Bank is party to a lease agreement for 1,100 square feet of space for a loan production office in Loganville that expired on September 9, 2006. This lease was extended until September 9, 2007.

The Bank also leases 3,200 square feet in Canton for a full-service branch with a lease expiration date of January 31, 2009. When we completed construction of our new office in Canton in the third quarter of 2006, we concurrently closed this office, and we remain obligated under the terms of this lease. We will continue to pursue options with respect to this lease, including buyouts or subleases. The Bank leases 1,200 square feet of space in Cartersville for a loan production office with a lease expiration date of December 31, 2010. When we completed construction of our branch office in Cartersville, we subsequently closed this office and subleased this space for the term of the lease.

The Bank leases a site for an ATM in the Big Canoe, Georgia community, which is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The lease agreement expires on October 31, 2011. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2007.

The Company and the Bank presently expect to renew each of their leases upon their respective expiration dates, except for the leases in Canton and Cartersville.

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

No matter was submitted to a vote of shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Please refer to that section of the Company’s Annual Report entitled “Market Information and Dividends,” which is incorporated herein by reference, for information regarding the market price of and dividends on our common stock.

Recent Sales of Unregistered Securities

On September 30, 2005, the Company completed an offering of $8.0 million of trust preferred securities through Crescent Capital Trust II, a Delaware statutory trust. Information required by this Item with respect to this offering was furnished to the Commission in a Current Report on Form 8-K filed on October 6, 2005. On May 18, 2006, the Company completed an offering of $3.5 million of trust preferred securities through Crescent Capital Trust III, a Delaware statutory trust. Information required by this Item with respect to this offering was furnished to the Commission in a Current Report on Form 8-K filed on May 24, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the Company’s directors and executive officers required by this Item 10 is contained in the Company’s Proxy Statement under the captions “Proposal One—Election of Directors—General,” “—Election of Directors” and “—Information Relating to Directors, Executive Officers and Nominees,” and is incorporated herein by reference.

Information regarding the Audit Committee of the Company’s Board of Directors required by this Item 10 is contained in the Proxy Statement under the captions “Corporate Governance—Audit Committee” and is incorporated herein by reference.

Information about compliance with Section 16 of the Exchange Act by the directors and executive officers of the Company is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information regarding the Company’s director nomination procedures required by this Item 10 is contained in the Proxy Statement under the caption “Corporate Governance—Director Nominating Process” and is incorporated herein by reference.

Information regarding the Company’s code of ethics required by this Item 10 is contained in the Proxy Statemenet under the caption “Corporate Governance—Code of Conduct and Ethics” and is incorporated herein by reference. A copy of the Code of Conduct and Ethics will be provided, without charge, upon request to our Secretary, Crescent Banking Company, P.O. Box 668, Jasper, Georgia 30143.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the Company’s executive officers and directors required by this Item 11 is contained in the Company’s Proxy Statement under the captions “Executive Compensation and Related Information,” “Compensation Discussion and Analysis” and “Corporate Governance—Compensation Committee” and is incorporated herein by reference.

Information regarding the Compensation Committee of the Company’s Board of Directors required by this Item 11 is contained in the Proxy Statement under the captions “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “—Report of the Compensation Committee” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management required by this Item 12 is contained in the Proxy Statement under the caption “Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners” and is incorporated herein by reference.

Information concerning securities authorized for issuance under equity compensation plans required by this Item 12 is contained in the Proxy Statement under the caption “Compensation Discussion and Analysis—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions involving the Company and its management required by this Item 13 is contained in the Proxy Statement under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and is incorporated herein by reference.

Information regarding director independence required by this Item 13 is contained in the Proxy Statement under the caption “Corporate Governance—Independent Directors,” “—Nominating and Corporate Governance Committee,” “—Audit Committee” and “—Compensation Committee” and is incorporated herein by reference.

With the exception of the disclosures referenced above, and other than in the ordinary course of business, there were no transactions during 2006, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid by the Company to, and related disclosures about, its principal accountants required by this Item 14 is contained in the Proxy Statement under the caption “Information Concerning the Company’s Independent Auditor” and is incorporated herein by reference.

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

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, Securities and Exchange Commission (the “Commission”) File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3	Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-4).

10.1*	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2*	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3*	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4*	Crescent Banking Company 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Form S-2).

10.5*	Crescent Banking Company 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.6 to the Form S-2).

10.6	Warehouse Line of Credit, dated July 26, 1996, by and between Crescent Bank & Trust Company and Federal Home Loan Bank of Atlanta, including related documents (Incorporated by reference from Exhibit 10.11 to the Form S-2).

10.7	Amended and Restated Trust Agreement, dated as of May 18, 2006, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 24, 2006).

Exhibit Number	Description
10.8	Junior Subordinated Indenture, dated as of May 18, 2006, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.9	Guarantee Agreement, dated as of May 18, 2006, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference From Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.10*	Change of Control Employment Agreement, dated as of February 20, 2003, by and between Crescent Banking Company and J. Donald Boggus, Jr. (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11*	Change of Control Employment Agreement, dated as of March 17, 2005, by and between Crescent Banking Company and Leland W. Brantley, Jr. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2005).

10.12*	Change of Control Employment Agreement, dated as of January 20, 2004, by and between Crescent Banking Company and Anthony N. Stancil (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13*	Change of Control Employment Agreement, dated as of February 20, 2003 by and between Crescent Banking Company and A. Bradley Rutledge, Sr. (Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.14*	Description of Director Compensation (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 2005).

10.15*	Description of Executive Compensation arrangements (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2005).

10.16*	Form of Crescent Banking Company Non-Qualified Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17*	Form of Crescent Banking Company Incentive Stock Option Agreement under the 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.18*	Form of Director Supplemental Retirement Plan Agreement (Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.19*	Form of Director Life Insurance Endorsement Method Split Dollar Plan Agreement (Incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.20*	Form of Executive Supplemental Retirement Plan Agreement (Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.21*	Form of Executive Life Insurance Endorsement Method Split Dollar Plan Agreement (Incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.22*	Change of Control Employment Agreement, dated as of November 18, 2004, by and between Crescent Banking Company and Bonnie B. Boling.

10.23	Junior Subordinated Indenture, dated as of September 30, 2005, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.24	Amended and Restated Trust Agreement, dated as of September 30, 2005, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.25	Guarantee Agreement, dated as of September 30, 2005, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.26*	Officer Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2007).

Exhibit Number	Description
11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2006 Annual Report to Shareholders for the fiscal year ended December 31, 2006. With the exception of information expressly incorporated herein, the 2006 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Donald Boggus, Jr. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2007

/s/ Leland W. Brantley, Jr. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2007

/s/ John S. Dean, Sr. John S. Dean, Sr.	Chairman of the Board of Directors	March 27, 2007

/s/ Charles Fendley Charles Fendley	Director	March 27, 2007

/s/ Charles Gehrmann Charles Gehrmann	Director	March 27, 2007

/s/ Michael W. Lowe Michael W. Lowe	Director	March 27, 2007

/s/ Cecil Pruett Cecil Pruett	Director	March 27, 2007

/s/ Janie Whitfield Janie Whitfield	Director	March 27, 2007

EXHIBIT INDEX

Exhibit Number	Description
11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2006 Annual Report to Shareholders for the fiscal year ended December 31, 2006. With the exception of information expressly incorporated herein, the 2006 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.