Form 10-Q
period 2007-03-31
CRESCENT BANKING CO
filed 2007-05-04
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 4, 2007, Crescent Banking Company had 2,625,573 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$7,301,750	$7,581,450
Interest-bearing deposits in banks	2,136,138	1,027,770
Federal funds sold	22,299,000	11,968,000
Investment securities available-for-sale	16,087,298	17,494,279
Investment securities held-to-maturity, at cost (fair value approximates $1,724,179 and $1,720,116, respectively)	1,728,241	1,728,241
Restricted equity securities	3,139,275	3,365,775
Mortgage loans held for sale	840,439	545,769
Loans	712,496,557	697,288,060
Less allowance for loan losses	(8,135,467)	(8,023,565)

Loans, net	704,361,090	689,264,495
Premises and equipment	21,664,470	21,140,757
Other real estate owned	340,778	247,830
Cash surrender value of life insurance	8,326,719	8,242,326
Goodwill	3,442,714	3,442,714
Deposit intangible	399,094	430,532
Deferred tax asset	5,381,147	5,378,485
Accounts receivable-brokers and escrow agents	289,133	284,978
Other assets	7,691,629	7,527,490
Total Assets	$805,428,915	$779,670,891

Liabilities
Deposits
Non interest-bearing	$45,176,195	$46,040,938
Interest-bearing	639,470,816	612,814,424

Total deposits	684,647,011	658,855,362
Short-term borrowings	14,000,000	14,000,000
Long-term borrowings	32,857,000	35,857,000
Accrued interest and other liabilities	8,574,839	6,861,769
Liabilities related to discontinued operations	2,252,695	2,318,896

Total liabilities	742,331,545	717,893,027

Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,625,173 and 2,609,073 issued, respectively	2,625,173	2,609,073
Capital surplus	19,728,859	19,543,642
Retained earnings	41,177,650	40,094,762
Treasury stock, 16,668 shares	(296,091)	(296,091)
Accumulated other comprehensive loss	(138,221)	(173,522)

Total shareholders’ equity	63,097,370	61,777,864

Total liabilities and shareholders’ equity	$805,428,915	$779,670,891

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2007	2006
Interest income
Loans	$14,598,212	$11,362,515
Mortgage loans held for sale	4,137	4,835
Taxable securities	272,278	266,021
Deposits in banks	16,195	8,540
Federal funds sold	184,982	474,723

Total interest income	15,075,804	12,116,634

Interest expense
Deposits	7,525,196	5,320,788
Short-term borrowings	136,256	111,616
Long-term borrowings	443,751	551,516

Total interest expense	8,105,203	5,983,920

Net interest income	6,970,601	6,132,714
Provision for loan losses	490,000	470,000

Net interest income after provision for loan losses	6,480,601	5,662,714

Noninterest income
Service charges on deposit accounts	307,796	247,365
Gains on sales of SBA loans	156,318	92,330
Other operating income	482,122	435,844

Total noninterest income	946,236	775,539

Noninterest expenses
Salaries and employee benefits	2,880,835	2,261,160
Occupancy and equipment	374,995	427,234
Supplies, postage, and telephone	282,451	280,423
Advertising	138,055	121,839
Insurance expense	91,901	82,162
Depreciation and amortization	403,099	346,198
Legal and professional	343,255	270,107
Director fees	120,675	86,675
Foreclosed asset (income) expense, net	84,353	(7,250)
Other operating expenses	320,950	289,975

Total noninterest expenses	5,040,569	4,158,523

Income before income taxes	2,386,268	2,279,730
Applicable income taxes	886,553	871,019

Net income	1,499,715	1,408,711
Other comprehensive income
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	35,301	(43,036)

Comprehensive income	$1,535,016	$1,365,675

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(unaudited)

	For the three months ended March 31,
	2007	2006
Earnings per share
Basic earnings per share	$0.58	$0.55
Diluted earnings per share	$0.56	$0.53
Cash dividends per share of common stock	$0.160	$0.095

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2007	2006
Operating Activities
Net income	$1,499,715	$1,408,711
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on securities	3,762	6,145
Amortization of deposit intangible	31,438	31,438
Net gain on sale of other real estate owned	—	(26,227)
Net loss on sale/disposal of premises and equipment	—	37,661
Amortization of mortgage servicing rights	3,480	3,480
Provision for loan losses	490,000	470,000
Depreciation	368,181	311,285
Proceeds from sales of mortgage loans held for sale	11,297,348	11,282,753
Originations of mortgage loans held for sale	(11,592,018)	(10,320,726)
Income on life insurance policies	(84,393)	(69,966)
Increase in deferred income taxes	(26,195)	(5,925)
Decrease in interest receivable	443,189	285,901
(Increase) decrease in accounts receivable – brokers and escrow agents	(4,155)	26,212
Increase in interest payable	149,194	299,134
Stock-based compensation expense	95,173	15,646
Net cash used in discontinued operations	(66,201)	(81,728)
Net change in other assets, liabilities and other operating activities	953,069	810,044

Net cash provided by operating activities	3,561,587	4,483,838

Investing Activities
Net increase in interest-bearing deposits in banks	(1,108,368)	(659,743)
Purchase of securities available-for-sale	—	(3,727,323)
Proceeds from maturities/calls of securities available-for-sale	1,462,053	383,932
Proceeds from maturities of other securities	226,500	—
Purchase of other securities	—	(206,800)
Proceeds from sale of other real estate owned	52,529	350,028
Sale of premises and equipment	—	3,000
Net (increase) decrease in federal funds sold	(10,331,000)	1,102,000
Net increase in loans	(15,732,073)	(18,819,977)
Purchase of premises and equipment	(891,894)	(864,788)

Net cash used in investing activities	(26,322,253)	(22,439,671)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the three months ended March 31,
	2007	2006
Financing Activities
Net increase in deposits	25,791,648	15,165,433
Net decrease in borrowings	(3,000,000)	(2,000,000)
Excess tax benefits from share-based payment arrangements	42,171	133,352
Proceeds from the exercise of stock options	63,973	237,656
Dividends paid	(416,826)	(244,604)

Net cash provided by financing activities	22,480,966	13,291,837

Net decrease in cash and due from banks	(279,700)	(4,663,996)
Cash and due from banks at beginning of year	7,581,450	12,793,467

Cash and due from banks at end of period	$7,301,750	$8,129,471

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$7,956,009	$5,684,786
Cash paid during period for taxes	5,000	44,000
Principal balances of loans transferred to other real estate owned	145,477	730,558
Unrealized loss on securities available for sale, net	35,301	(43,036)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2006 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at March 31, 2007 and December 31, 2006 include liabilities of $2,252,695 and $2,318,896, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. Purchasers of loans typically conducted their own review of the loans, and the Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans along with reliance on the quality control department to randomly test loans that had been sold. At March 31, 2007 and December 31, 2006, the Company had approximately $3.3 million and $3.6 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at March 31, 2007 and December 31, 2006 for future losses was $2.3 million and $2.3 million, respectively, and was estimated based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The table below shows the changes in the allowance for recourse obligation from December 31, 2006 to March 31, 2007.

Changes in the allowance for recourse obligation are as follows:

2007
Balance at December 31, 2006	$2,318,896
Provisions for recourse obligations	—
Losses indemnified	(66,201)

Balance at March 31, 2007	$2,252,695

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended March 31, 2007
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,499,715	2,579,084	$0.58
Effect of dilutive securities (stock options)		92,268

Diluted earnings per share	$1,499,715	2,671,352	$0.56

	Three Months Ended March 31, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,408,711	2,568,724	$0.55
Effect of dilutive securities (stock options)		85,151
Diluted earnings per share	$1,408,711	2,653,875	$0.53

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2007 and December 31, 2006, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $9,516,000 with a fair value of approximately $(411,000) at March 31, 2007 and approximately $9,604,000 with a fair value of approximately $(391,000) at December 31, 2006. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2007. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

The Company’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. The Company is subject to the risk that a counterparty, in particular our borrower, will fail to perform; however, management believes that this risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations.

NOTE 6—INCOME TAXES

Effective January 1, 2007, Crescent adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the Interpretation). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no impact on Crescent’s financial statements.

Unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Crescent’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

Crescent’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this report, including those under this Item and elsewhere, may constitute “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of the Company, or the commercial banking industry generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. Readers can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions regarding the outlook for the Company’s future business and financial performance and/or the performance and conditions of the commercial banking industry generally. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•

the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and growth, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

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

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, except as may otherwise be required by law.

Overview

As of March 31, 2007, the Company was made up of the following five entities:

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust II and Crescent Capital Trust III (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. All of the outstanding trust preferred securities currently qualify as tier 1 capital for regulatory capital purposes.

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

As of March 31, 2007, the Company had total consolidated assets of approximately $805.4 million, total deposits of approximately $684.6 million, total consolidated liabilities, including deposits, of $742.3 million and consolidated stockholders’ equity of approximately $63.1 million. The Company’s operations are discussed below under “—Results of Operations.”

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”). Effective March 31, 2006, the FDIC’s Bank Insurance Fund and Savings Association Insurance Fund were merged into one fund, the Deposit Insurance Fund (“DIF”). The Bank’s deposits are insured by DIF. The Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth and Cherokee Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 93% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. The Bank makes loans to acquire and develop commercial and residential real estate. The Company does not consider its commercial banking operations to be seasonal in nature. Real estate activity and values tend to be cyclical and vary over time with interest rates and economic activity.

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

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates may remain stable in the second and third quarters of 2007 and then could begin to decline. The Federal Reserve’s actions with respect to interest rates will depend on many factors which are not known at this time. During the 0-90 day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if rates rise, our net interest margin is expected to improve. Conversely, if interest rates fall, our net interest margin is expected to decline based on the Company’s present asset sensitive position.

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

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the projected high volume of loan growth for 2007 and future years and the competitive pricing by competitors in several of our market areas, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out-of-market deposits to supplement deposit growth in our market areas and can borrow an additional $13.5 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 37% during 2005 and 17% during 2006. Also, during the last six months of 2004 and during 2005 and 2006, the Bank added approximately 16 new loan officers, which were mainly related to the addition of four new full service branches and two new loan production offices. With the current focus on growth, the Bank must maintain the proper procedures to be able to monitor the loan growth including the quality of the loan growth. If the credit quality of the Bank’s loan portfolio declines, then the Bank’s ability to raise capital and expand could be limited.

Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007, resulting in no adjustment to beginning retained earnings. See Note 6 in the Notes to Consolidated Financial Statements for further information regarding the adoption of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have an impact on the Company’s financial condition or results of operations.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments, involving significant estimates and assumptions, in the application of certain of its accounting policies about the effects of matters that are inherently uncertain. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in subsequent financial statements as a result of the use of revised estimates and assumptions. Certain accounting policies, by their nature, involve a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported. Based on the sensitivity of financial statement amounts to the policies, estimates and assumptions underlying reported amounts, the more significant accounting policies applied by the Company have been identified by management as:

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

Allowance for Loan Losses

The establishment of our allowance for loan losses is based upon our assessment of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, economic conditions and issues with respect to individual borrowers. Evaluation of these factors involves subjective estimates and judgments that may change.

Recourse Obligation Reserve

In the wholesale mortgage business that we operated prior to December 31, 2003, we regularly made representations and warranties to purchasers of our mortgage loans and insurers that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. The establishment of the recourse obligation reserve is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, industry trends and economic conditions. Before 2002, the Bank’s history of losses in connection with mortgage loans sold into the secondary market was minimal. The Company established this recourse obligation reserve initially during 2003 with the increase in the number of loans indemnified and the increase in the occurrence of losses from these loans. The trend of such losses experienced in 2003 increased in 2004 and we added an additional $2.9 million to the recourse obligation reserve. During 2005 and 2006, our losses related to indemnified loans stabilized and we have not made any more additions to the recourse obligation reserve. Given the limited historical information available to management with respect to the Company’s potential obligations to make indemnification payments, the evaluation of these factors involves subjective estimates and judgments that may change.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the three months ended March 31, 2007 and 2006:

	Average Balances		Yields /Rates		Income / Expense		Increase	Change Due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$702,850	$593,566	8.42%	7.76%	$14,598	$11,362	$3,236	$967	$2,269
Mortgage loans held for sale	300	297	5.59%	6.61%	4	5	(1)	(1)	—
Taxable securities	22,103	22,927	5.00%	4.71%	273	266	7	17	(10)
Federal funds sold	14,371	43,488	5.22%	4.43%	185	475	(290)	85	(375)
Interest bearing deposits in banks	1,269	785	5.18%	4.41%	16	9	7	1	6

Total earning assets	740,893	661,063	8.25%	7.43%	15,076	12,117	2,959	1,069	1,890

Cash and due from banks	5,778	13,880
Allowance for loan losses	(8,162)	(6,682)
Other assets	52,660	48,556

Total	$791,169	$716,817

Liabilities and Equity
Interest bearing demand	$80,323	$90,669	3.22%	3.18%	$637	$711	$(74)	$9	$(83)
Savings	49,960	47,455	3.72%	2.69%	459	315	144	121	23
Certificates of deposit	493,531	414,609	5.28%	4.20%	6,429	4,295	2,134	1,105	1,029

Total interest bearing deposits	623,814	552,733	4.89%	3.90%	7,525	5,321	2,204	1,235	969
Borrowings	47,837	60,453	4.92%	4.45%	580	663	(83)	70	(153)

Total interest bearing liabilities	671,651	613,186	4.89%	3.96%	8,105	5,984	2,121	1,305	816

Noninterest bearing demand deposits	46,586	40,262
Other liabilities	10,212	7,078
Shareholders’ equity	62,720	56,291

Total	$791,169	$716,817

Net interest income					$6,971	$6,133	$838	$(236)	$1,074

Net interest yield on earning assets			3.82%	3.76%
Net interest spread			3.36%	3.47%

Interest Income

Our interest income related to commercial banking increased 24% to $15.1 million for the three months ended March 31, 2007 from $12.1 million for the three months ended March 31, 2006. The increase in 2007 in interest income was the result of increases in both the average commercial banking loans and the yield from commercial banking loans. Average commercial banking loans increased $109.3 million, or 18%, for the quarter ended March 31, 2007 over the same periods for 2006. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. The yield from commercial banking loans increased from 7.76% for the three months ended March 31, 2006 to 8.42% for the three months ended March 31, 2007. The increase in the yield from commercial banking loans during the quarter ended March 31, 2007 compared to the same period for 2006 was mainly the result of the repricing of the commercial banking loan portfolio as the Federal Reserve increased interest rates 125 basis points during the first six month of 2006. Since the second quarter of 2006, the Federal Reserve has left interest rates unchanged. Approximately 61% of our commercial banking loan portfolio is variable rate and adjusts with changes in the prime rate.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended March 31, 2007 amounted to $8.1 million compared to $6.0 million for the three months ended March 31, 2006, an increase of 35%. Interest expense related to commercial banking deposits for the three months ended March 31, 2007 was $7.5 million compared to $5.3 million for the three months ended March 31, 2006, an increase of 41%. The increase in interest expense from interest-bearing deposits resulted from both the increase in the average balance of interest-bearing deposits and the increase in the cost of funds of interest-bearing deposits. Average interest-bearing deposits increased approximately $71.1 million, or 12.9%, from $552.7 million for the three months ended March 31, 2006 to $623.8 million for the three months ended March 31, 2007. During the first quarter of 2007, the Bank has mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $29.4 million, or 40%, in the first quarter of 2007 from $72.8 million at December 31, 2006 to $102.2 million at March 31, 2007. We witnessed the cost of out-of-market and brokered deposits increase to levels equal to or even exceeding the costs in our local market during 2006, and therefore, out-of-market and brokered deposits were rarely used as a funding source. Therefore, during 2006, the Bank ran several certificate of deposit promotions in its local markets in order to fund its loan growth. As a result, certificates of deposit within our market area increased $88.2 million in 2006. However, since the fourth quarter of 2006, we saw the cost of out-of-market and brokered deposits fall to approximately 15 to 20 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth during the first quarter of 2007. Also, the cost of funds from commercial banking deposits increased from 3.90% for the three months ended March 31, 2006 to 4.89% for the three months ended March 31, 2007. This increase was mainly related to the repricing of time deposits, which average cost increased 108 basis points for the three months ended March 31, 2007 compared to the same period in 2006. The Bank had to run higher costing deposit specials during 2006 due to strong competition in its market area for local deposits, and it has mainly used out-of-market time deposits in the first quarter of 2007 to fund its loan growth. In the first quarters of 2007 and 2006, interest expense accounted for 59% and 56%, respectively, of our total commercial banking business expenses. The increase in this percentage resulted from an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2007 were $7.0 million, 3.82% and 3.36%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2006 were $6.1 million, 3.76% and 3.47%, respectively. The increase in net interest income from 2006 to 2007 was mainly due to both an increase in average commercial banking loans and to an increase in the net interest margin. For the three months ended March 31, 2007 compared to the same period in 2006, average commercial banking loans increased 18% and the net interest margin increased 6 basis points. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. The increase in net interest margin during the three months ended March 31, 2007 compared to the same period in 2006 was due the Company reducing its liquidity in 2007. The growth in average interest-earning assets of $79.8 million outpaced the growth in average interest-bearing liabilities of $58.5 million from the first quarter of 2006 to the first quarter of 2007. Therefore, the Bank held less in federal funds sold and earned a higher margin on its interest-bearing assets during the first quarter of 2007 in comparison with the same period in 2006. Although net interest income and the net interest margin increased in the first quarter of 2007 in comparison to the first quarter of 2006, the net interest spread decreased by 11 basis points during this same time period. The decrease in the net interest spread was due to the increase of 93 basis points on the cost of interest-bearing liabilities being more than the increase of 82 basis points on the yield on the interest-earning assets. The increase in the cost on the Bank’s interest-bearing liabilities was mainly related to the repricing of its certificate of deposits, the cost of which increased 108 basis points, while the increase in the yield on the Bank’s interest-earning assets was mainly related to the repricing of its commercial banking loans, whose yield only increased 66 basis points.

Loan Loss Provisions

For the three months ended March 31, 2007, we made a provision for loan losses of $490,000 and incurred net charge-offs of $378,097 of commercial banking loans. For the three months ended March 31, 2006, we made a provision for loan losses of $470,000 and incurred net charge-offs of $157,972 of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 0.22% (annualized) for the three months ended March 31, 2007, 0.12% for the year ended December 31, 2006 and 0.11% (annualized) for the three months ended March 31, 2006. During the first quarter of 2007, the Bank had one commercial loan charge-off for $328,185 related to a commercial loan relationship originated in 2003 with a finance company. In 2004, the principle owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however internal fraud was detected within the company. The balance of the accounts receivable was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the three months ended March 31, 2006, the Bank would have incurred net charge-offs of $324,347 for the period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.22% (annualized). The Bank’s charge-offs in the first three months of 2007 consisted of one commercial loan charge-off of $328,185, two residential real estate loan charge-offs of $95,927 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2006 consisted of one commercial real estate loan charge-off of $96,435, one residential construction loan charge-off of $73,048, three commercial loan charge-offs of $17,237 and various installment and other consumer loans charge-offs. The provision for loan losses of $490,000 for the three months ended March 31, 2007 increased slightly in comparison to the provision for loans losses of $470,000 for the three months ended March 31, 2006. During the first quarter of 2007 the Bank’s loan portfolio grew approximately $15.2 million compared to growth of approximately $17.9 million in the first quarter of 2006. As a result of the growth in the loan portfolio and our analysis of our criticized loans, historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 1.14%, 1.15% and 1.15% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

Noninterest Income

Our noninterest income related to our commercial banking business was approximately $946,000 during the three months ended March 31, 2007 compared to approximately $776,000 during the three months ended March 31, 2006, a 22% increase. The increase in noninterest income for the three month period ending March 31, 2007 compared to the same period in 2006 was primarily due to an increase in service charge income of approximately $60,000, an increase in gains on sale of SBA loans of approximately $64,000 and an increase in mortgage origination income of $35,000. The increase in service charge income was primarily related to an increase in overdraft and NSF charges. This increase was primarily due to our growth in our demand deposit checking accounts and due to our new overdraft privilege program that was introduced in the first quarter of 2007. The increase in the gains on sale of SBA loans was due to the Bank selling a larger dollar volume in SBA loans in the first quarter of 2007 in comparison to the first quarter of 2006. During the first quarter of 2007, the Bank sold $2.1 million in SBA loans while in the first quarter of 2006 the Bank sold $1.2 million in SBA loans. The increase in the mortgage origination income was due to an increase in the volume of mortgage loans originated. In the first quarter of 2007, the Bank originated $11.6 million in mortgage loans compared to $10.3 million in the first quarter of 2006.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $5.0 million for the three months ended March 31, 2007 compared to $4.2 million for the three months ended March 31, 2006, an increase of 21%. The increase in noninterest expense for the three month period ended March 31, 2007 compared to the same period in 2006 was attributable to an increase in salaries and benefits of approximately $620,000, an increase in foreclosed asset expense of $92,000, and an increase in legal and professional expense of $73,000. The increase in salaries and other payroll expenses in the first quarter of 2007 over the same period in 2006 are due to several factors. One factor is an increase in salaries, including payroll taxes, of approximately $487,000 which is due to the addition of ten new employees, including six new banking officers, due to regular annual raises and the introduction of the Company’s new bonus plan. Another factor is an increase in stock-based compensation expenses of approximately $80,000. This increase was due to the issuance of 26,000 shares of restricted stock since December 2006, which created stock-based compensation expenses of approximately $69,000 in the first quarter of 2007. The expense for the restricted stock is recognized over the vesting period for such shares. The increase in foreclosed asset expense in the first quarter of 2007 over the same period in 2006 was mainly due to $65,000 of improvements on a house that was foreclosed on by the Bank in 2006. The increase in legal and professional fee expense in the first quarter of 2007 over the same period in 2006 was mainly attributable to an increase in attorney and accounting fees related to the increased regulatory and disclosure requirements for a public company.

Pretax Net Income

In the three months ended March 31, 2007, our commercial banking pre-tax income was $2.4 million compared to pre-tax income of approximately $2.3 million for the three months ending March 31, 2006. Pretax income for the three months ended March 31, 2007 increased approximately $107,000, or 5%, compared to the three months ended March 31, 2006. The slight increase in pretax income was due to an increase in net interest income of approximately $838,000 and an increase in noninterest income $171,000 for the three months ended March 31, 2007 compared to the same periods in 2006. These increases were mostly offset by an increase of approximately $882,000 in noninterest expense. The increase in the net interest income was due to both an increase in average commercial banking loans of 18% and an increase in the net interest margin of 6 basis points. The increase in noninterest income was mainly due to an increase in service charge income and an increase in gains on sale of SBA loans. The increase in noninterest expense was mainly due to an increase in salaries and benefits related to the Bank’s expansion efforts in 2006 and 2007. See further discussion above under “—Net Interest Income,” “—Noninterest Income,” and “—Noninterest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three months ended March 31, 2007 and 2006 was 37.15% and 38.21%, respectively. The commercial banking business had permanent income tax differences in 2007 and 2006 related to state income tax credits paid and bank-owned life insurance income. Based upon our analysis of these permanent differences for 2007, the effective tax rate in 2007 decreased in comparison to the same period in 2006.

Financial Condition

General Discussion

Total Assets

Our total assets increased $25.8 million, or 3%, from $779.7 million as of December 31, 2006 to $805.4 million as of March 31, 2007. The increase in total assets was mainly comprised of a $15.2 million, or 2%, increase in the Bank’s commercial loans and a $10.3 million, or 86% increase in federal funds sold. The growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in its current markets. The growth in federal funds sold was due to the Bank having several unexpected large loan pay-offs during the quarter. Our increase in total assets corresponded with a $25.8 million, or 4%, increase in deposits. At March 31, 2006, we had total assets of $719.6 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At March 31, 2007, interest-earning assets totaled $758.7 million and represented 94% of total assets. This represents a $25.3 million, or 3%, increase from December 31, 2006, when interest-earning assets totaled $733.4 million and represented 94% of total assets. This increase was mainly related to a $15.2 million increase in the Bank’s commercial banking loan portfolio and a $10.3 million increase in federal funds sold. See “—Commercial Banking Business” below. At March 31, 2006, our interest-earning assets totaled $675.7 million and represented 94% of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $21.7 million at March 31, 2007, compared to $21.1 million at December 31, 2006 and $17.7 million at March 31, 2006. The increase in premises and equipment from March 31, 2006 was primarily due to the remaining construction costs of approximately $2.1 million to complete our new full service branch in Canton, Georgia, which opened in September 2006, and due to the remaining construction costs of approximately $1.6 million for the new full service branch in Woodstock, Georgia which opened in January 2007. The Bank also purchased a parcel of land in Cobb County, Georgia during the second quarter of 2006 for approximately $1.1 million. These increases were partially offset by depreciation expense from the premises and equipment of approximately $1.3 million.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter 2000, we added our directors to the supplemental retirement plan. At March 31, 2007, the total cash value of the life insurance was $8.3 million. At December 31, 2006 and March 31, 2006, the total cash value of the life insurance was $8.2 million and $8.0 million, respectively. The increase of approximately $300,000 from March 31, 2006 to March 31, 2007 was due to policy earnings.

Commercial Banking Business

Total Commercial Banking Loans

During the first quarter of 2007, our average commercial banking loans were $702.8 million. These loans constituted 95% of our average consolidated earning assets and 89% of our average consolidated total assets. For the first quarter of 2006, we had average commercial banking loans of $593.6 million, or 90% of our average consolidated earning assets and 83% of our average consolidated total assets. For the year ended December 31, 2006, we had average commercial banking loans of $636.7 million, or 91% of our average consolidated earning assets and 85% of our average consolidated total assets. Commercial banking loans at the periods ending March 31, 2007, December 31, 2006 and March 31, 2006 were $712.5 million, $697.3 million and $611.6 million, respectively. The 18% increase in average commercial banking loans from the three month period ended March 31, 2006 to the three month period ended March 31, 2007 was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties.

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

(2)	at each of the Bank’s loan committee meetings; and

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

The general component of the methodology involves an analysis of actual loan loss experience, a comparison of the actual loss experience of banks in the Bank’s peer group, and carefully developed assumptions about the economy generally. We also follow the regulatory guidance provided by the Federal Financial Institution Examination Council’s Interagency Policy Statement on Allowance for Loan Losses Methodologies, as well as other widely accepted guidelines for banks and savings institutions generally.

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

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Georgia Department of Banking and Finance, or the “Georgia Department,” may require a bank to make additional provisions to its allowance for loan losses when, in their opinion, their credit evaluations and allowance for loan loss methodology differ materially from ours.

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

The allowance for loan losses totaled $8.1 million, or 1.14% of total commercial banking loans, at March 31, 2007, $7.0 million, or 1.15% of total commercial banking loans at March 31, 2006, and $8.0 million, or 1.15% of total loans at December 31, 2006. During the first quarter of 2007, we made a provision for loan losses of $490,000, which was mainly due to the $15.2 million increase we experienced in commercial banking loans during that period. Net charge-offs for the three months ended March 31, 2007 were $378,097, or 0.22% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2006 were $771,410, or 0.12% of average loans outstanding and for the three months ended March 31, 2006 were $157,972, or 0.11% (annualized) of average loans outstanding. During the first quarter of 2007, the Bank had one commercial loan charge-off for $328,185 related to a commercial loan relationship originated in 2003 with a finance company. In 2004, the principle owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however internal fraud was detected within the company. The balance of the accounts receivables was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007. During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the three months ended March 31, 2006, the Bank would have incurred net charge-offs of $324,347 for that period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.22% (annualized). The Bank’s charge-offs in the first three months of 2007 consisted of one commercial loan charge-off of $328,185, two residential real estate loan charge-offs of $95,927 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2006 consisted of one commercial real estate loan charge-off of $96,435, one residential construction loan charge-off of $73,048, three commercial loan charge-offs of $17,237 and various installment and other consumer loans charge-offs. The increase in net charge-offs and in the ratio of net loan charge to average commercial banking loans is mainly related to one commercial loan relationship described above.

The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at March 31, 2007 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown in the economy and uncertainties in the economy, including those related to the slowdown in the real estate market and including those created by the war against terrorism and natural disasters, additions to the allowance and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	March 31, 2007	December 31, 2006	March 31, 2006
Non-performing loans (1)	$2,890,508	$3,977,439	$3,057,332
Foreclosed properties	340,778	247,830	1,006,393

Total non-performing assets	$3,231,286	$4,225,269	$4,063,725

Loans 90 days or more past due on accrual status	$49,449	$28,921	$98,683
Potential problem loans (2)	$2,767,614	$2,350,245	$6,403,413
Potential problem loans/total loans	0.39%	0.34%	1.05%
Non-performing assets/total loans and foreclosed properties	0.45%	0.61%	0.66%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	0.46%	0.61%	0.67%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. The Bank had approximately $49,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of March 31, 2007 compared to approximately $29,000 and $99,000, respectively, as of December 31, 2006 and March 31, 2006. Our non-performing commercial banking loans at March 31, 2007 amounted to $2.9 million compared to $4.0 million at December 31, 2006 and $3.1 million at March 31, 2006. The Bank had no renegotiated commercial banking loans at March 31, 2007, December 31, 2006 or March 31, 2006. The decrease in non-performing commercial banking loans from December 31, 2006 to March 31, 2007 was mainly related to one loan relationship. In 2004, the Bank placed a loan relationship on non-accrual status related to a finance company. In 2004, the principle owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however internal fraud was detected within the company. The balance of the accounts receivable was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. We have evaluated these loan relationships and foreclosed properties, and, based on available information, we presently feel that the Bank is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. As of March 31, 2007, loan loss allowance reserves related to non-performing commercial banking loans totaled $722,627.

Total non-performing commercial assets totaled $3.2 million at March 31, 2007. This compares to total non-performing commercial assets of approximately $4.2 million at December 31, 2006 and $4.1 million at March 31, 2006. The Bank foreclosed on one property totaling approximately $145,000 in the first quarter of 2007. This property consisted of three land lots with mobile homes. During the first quarter of 2007, the Bank sold one property totaling approximately $53,000 that was foreclosed upon in 2006. This property consisted of a land lot with a mobile home and was sold at no gain or loss. The Bank’s remaining foreclosed properties totaling $341,000 that have not been sold are related to three loan relationships. One of the properties totaling approximately $251,000 is five mobile homes with land lots located in Murray County, Georgia. One of the properties totaling approximately $50,000 is a residential home lot located in Forsyth County, Georgia. The remaining property totaling approximately $40,000 consists of one residential condominium in Fulton County, Georgia. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $400,000, or 18%, from December 31, 2006 to March 31, 2007. The increase in potential problem commercial loans from December 31, 2006 to March 31, 2007 was mainly related to one loan relationship totaling approximately $408,000. This loan relationship is secured by residential homes that are under construction, and the builder is currently having cash flow problems. Management feels that the loans categorized as potential problem loans at March 31, 2007 are adequately collateralized and believes that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $45.4 million at March 31, 2007, compared to $35.6 million at December 31, 2006 and $63.5 million at March 31, 2006. At March 31, 2007, the Bank had federal funds sold and interest-bearing deposits with other banks of $24.4 million, compared to $13.0 million at December 31, 2006 and $39.7 million at March 31, 2006. The decrease in the federal funds sold and interest-bearing deposits with other banks of $15.3 million was the reason for the $15.1 million decrease in the Bank’s total investments from March 31, 2006. The reduction in federal funds sold and interest-bearing deposits with other banks is due to an increased effort to reduce the Bank’s liquidity in order to improve its net interest margin. Investment securities and restricted equity securities totaled $21.0 million at March 31, 2007, compared to $22.6 million at December 31, 2006 and $23.8 million at March 31, 2006. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.0 million and shares held in The Bankers Bank in the amount of $165,975 at March 31, 2007.

Unrealized losses on securities amounted to $(230,369) at March 31, 2007, and $(470,102) and $(289,203) at March 31, 2006 and December 31, 2006, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes all unrealized losses as of March 31, 2007 represent temporary impairment as a result of temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents approximately 2% of amortized cost. All bonds held at March 31, 2007 that have unrealized losses are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $684.6 million, $658.9 million and $595.7 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively, representing increases of 4% and 15%, respectively, over December 31, 2006 and March 31, 2006. Commercial deposits averaged $670.4 million during the three-month period ended March 31, 2007, $593.0 million during the three-month period ended March 31, 2006 and $625.8 million during the twelve-month period ended December 31, 2006. The increase in deposits from December 31, 2006 to March 31, 2007 is mainly due an increase in out-of-market and brokered deposits. During the first quarter of 2007, the Bank mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $29.4 million in the first quarter of 2007 from $72.8 million at December 31, 2006 to $102.2 million at March 31, 2007. The Bank’s out-of-market and brokered deposits at March 31, 2006 was $82.5 million. For a more detailed analysis of the increase in the cost of out-of-market and brokered deposits, see “Results of Operations—Interest Expense” above. We attempt to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. Interest-bearing deposits represented 93% of total deposits at March 31, 2007, compared to 93% at December 31, 2006 and 94% at March 31, 2006. Certificate of deposits comprised 79% of total interest-bearing deposits for March 31, 2007, compared to 79% at December 31, 2006 and 75% at March 31, 2006. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At March 31, 2007, the Bank had borrowed $35.0 million pursuant to advances from the Federal Home Loan Bank of Atlanta (the “FHLB”), at maturity terms ranging from six months to ten years and with an average rate of 3.98%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. As of March 31, 2007 the Bank has the capacity to borrow an additional $10.0 million or up to approximately $45.0 million in total FHLB advances. There were $47.0 million and $38.0 million, respectively, in Federal Home Loan Bank advances outstanding at March 31, 2006 and December 31, 2006.

At March 31, 2007, the Bank had approximately $39.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit at March 31, 2007 and the average balance outstanding during the first quarter of 2007 was approximately $46,000 with an average rate of 5.71%.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Carolina purchased all of CMS’s mortgage loans, pipeline mortgage loans, premises and equipment and assumed all leases and liabilities related to the transferred assets. The Company’s consolidated balance sheets at March 31, 2007 and December 31, 2006 include no assets and include liabilities of $2,252,695 and $2,318,895, respectively, related to discontinued operations. These liabilities consist of the allowance for the recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. When the Company sold loans in the course of its wholesale residential mortgage business, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. At March 31, 2007 and December 31, 2006, the Company had approximately $3.3 million and $3.6 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for the recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at both March 31, 2007 and December 31, 2006 for future losses was approximately $2.3 million, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan, including higher risk loans secured by manufactured housing. The loans that were indemnified in 2006 and 2005 were primarily closed in 2002 and 2003. The Company’s highest levels of mortgage production in its history were in 2002 and 2003, and therefore we could see an increase in our obligation to make indemnification payments in 2007. If the balance of indemnified loans increases significantly, then the Company could have to make additional provisions to the recourse liability reserve.

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

The leverage guidelines provide for a minimum ratio of tier 1 capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and requires us to cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital also may be required depending upon the organization’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or tangible tier 1 leverage ratio that we are required to meet.

At March 31, 2007, the Company’s and Bank’s leverage ratio was 9.00% and 8.48%, respectively, compared to 8.83% and 8.31% at December 31, 2006 and 9.05% and 8.39%, respectively, at March 31, 2006. On May 18, 2006, the Company, through Crescent Capital Trust III, completed an offering and sale of $3.5 million of trust preferred securities. The proceeds from the sale of the trust preferred securities were used during the fourth quarter of 2006 to repay the junior subordinated debentures issued to Crescent Capital Trust I in connection with a previous issuance of trust preferred securities in the fourth quarter of 2001.

At March 31, 2007, our total consolidated shareholders’ equity was $63.1 million, or 7.83% of total consolidated assets, compared to $56.7 million, or 7.88% of total consolidated assets, at March 31, 2006, and $61.8 million, or 7.92% of total consolidated assets, at December 31, 2006. The slight decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first quarter of 2007 was the result of the increase in the Bank’s total consolidated assets, which grew approximately $25.8 million, or 3%, in the first quarter of 2007 and due to the payment of approximately $417,000 in dividends in the first quarter of 2007. The decrease in this ratio caused by the effects of the increase in our consolidated assets and the payment of dividends was somewhat offset by the Company’s increase in net income of $1.5 million and the exercise of 4,100 stock options during the first quarter of 2007.

At March 31, 2007, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.34%, 9.27% of which consisted of tier 1 capital and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 9.76%, 8.69% of which consisted of tier 1 capital. A quarterly dividend of $0.16 was declared in February 2007 and paid on March 19, 2007. A quarterly dividend of $0.16 per share was declared in April 2007, and is payable on May 31, 2007.

As of March 31, 2006, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.74%, 9.68% of which consisted of tier 1 capital, and, as of December 31, 2006, total consolidated capital to risk-adjusted assets was 10.45%, 9.37% of which consisted of tier 1 capital. As of March 31, 2006, the Bank’s ratio of total capital to risk-adjusted assets was 11.35%, 10.15% of which consisted of tier 1 capital, and, as of December 31, 2006, total capital to risk-adjusted assets was 9.91%, 8.83% of which consisted of tier 1 capital.

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the FHLB and other lenders.

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and investment securities held for sale. These average liquid assets totaled $40.6 million, $81.4 million and $65.9 million, respectively, during the three month period ended March 31, 2007, the three month period ended March 31, 2006, and the twelve month period ended December 31, 2006, representing 6%, 13% and 10% of average deposits and borrowings, respectively, for those periods. Average liquid assets decreased by approximately $25.3 million, or 39%, from December 31, 2006 to March 31, 2007 and average liquid assets as a percentage of average deposits and borrowings decreased approximately 4% from December 31, 2006 to March 31, 2007. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings decreased due to the Company reducing its liquidity in 2007 in trying to earn a higher net interest margin. The Company, on average, held $21.9 million less in federal funds sold in the first quarter of 2007 compared to year end 2006. Average commercial banking loans were 100%, 93% and 95% of average commercial bank deposits and borrowings during the three month periods ended March 31, 2007 and March 31, 2006, and the twelve month period ended December 31, 2006, respectively. Average interest-earning assets were 105%, 104% and 104% of average commercial banking deposits and borrowings during the three month periods ended March 31, 2007 and March 31, 2006, and the twelve month period ended December 31, 2006, respectively. Both the ratio of average commercial banking loans to average commercial banking deposits and borrowings and the ratio of average interest-earnings assets to average commercial banking deposits and borrowings increased slightly during the first quarter of 2007 compared to the first quarter of 2006. The increase in the percentage is mainly due to the Company reducing its liquidity in 2007 in trying to earn a higher net interest margin. The growth in average interest-earning assets of $74.5 million outpaced the growth in average interest-bearing liabilities of $58.5 million from the first quarter of 2006 to the first quarter of 2007. Therefore, the Bank held less in federal funds sold and earned a higher margin on its interest-bearing assets during the first quarter of 2007 in comparison with the same period in 2006.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $39.5 million and maintains a line of credit up to approximately $45.0 million at the FHLB. At March 31, 2007 we had $35.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. For the three months ended March 31, 2007, the average balance in FHLB advances was approximately $35.9 million. All of the $35.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans, by investment securities and by FHLB Stock. The Bank currently is holding approximately $3.6 million in unpledged investment securities, which gives the Bank the ability to borrow an additional $13 million in FHLB advances at March 31, 2007. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In the past, the Bank has used out-of market and brokered deposits to provide liquidity in order to fund loan growth but decreased its use of these deposits in the second and third quarters of 2006. During the first quarter of 2007, the Bank mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $29.4 million in the first quarter of 2007 from $72.8 million at December 31, 2006 to $102.2 million at March 31, 2007. The Bank’s out-of-market and brokered deposits at March 31, 2006 was $82.5 million. We saw the cost of out of market and brokered deposits increase to levels equal to or even exceeding that in our local market in 2006 and out-of-market and brokered deposits were used very little as a funding source during this time period. However, since the fourth quarter of 2006, we saw the cost of out of market and brokered deposits fall to approximately 15 to 20 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth during the first quarter of 2007. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2006, if the Bank’s liquidity position remains under pressure. The cost of funds of interest-bearing deposits increased from 4.83% in the fourth quarter of 2005 to 4.89% in the first quarter of 2007. An increase in deposit rates could affect our net interest margin and net income in the future.

Commercial Commitments

The following table presents our other commercial commitments at March 31, 2007. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$133,799	$105,744	$25,462	$224	$2,369
Letters of Credit (2)	3,013	2,915	31	67	—

Total commercial commitments	$136,812	$108,659	$25,493	$291	$2,369

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2007 and December 31, 2006, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $9,516,000 with a fair value of approximately $(411,000) at March 31, 2007 and approximately $9,604,000 with a fair value of approximately $(391,000) at December 31, 2006. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2007. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

The Company’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. The Company is subject to the risk that a counterparty, in particular our borrower, will fail to perform; however, management believes that this risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in economic conditions, interest rates, regulations and laws. We are inherently affected by different market risks. Our primary risk is interest rate risk. We do not conduct foreign exchange transactions or trading activities, which would produce price risk.

Interest Rate Risk

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and thereby achieve reasonably stable earnings and preserve the value of our equity. Changes in interest rates affect our volume of mortgage production. Changes in interest rates also affect our net interest income and net interest margin because such changes affect the amount of interest we receive on interest-bearing assets and the amount of interest we pay on interest-bearing liabilities.

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

The following table shows our rate sensitive position at March 31, 2007. Approximately 75% of earning assets and 88% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year cumulative time period, was $36.3 million, or 4.5% of total assets. At June 30, 2006, for the one-year cumulative period, the Bank had excess interest-bearing assets over interest-bearing liabilities of approximately $79.5 million, or 10.5% of total assets. Since the second quarter of 2006, the Bank has offered several short-term certificate of deposit specials and also originated more fixed-rate loans. This has changed our rate sensitivity position in the one year cumulative period from an asset-sensitive position to a liability-sensitive position. The Bank has used shorter-term funding and tried to originate more fixed rate loans in anticipation of a possible decrease in interest rates during 2007.

Interest Rate Sensitivity Gaps

As of March 31, 2007

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$470,327	$70,770	$153,760	$17,640	$712,497
Investment securities	1,462	1,085	6,133	9,136	17,816
Mortgage loans held for sale	840	—	—	—	840
Federal funds sold	22,299	—	—	—	22,299
Interest-bearing deposits in other banks	2,136	—	—	—	2,136

Total interest-earning assets	$497,064	$71,855	$159,893	$26,776	$755,588

Interest-bearing liabilities
Interest-bearing demand deposits	$132,015	$—	$—	$—	$132,015
Time deposits	126,107	318,249	63,100	—	507,456
Other borrowings	13,857	15,000	18,000	—	46,857

Total interest-bearing liabilities	$271,979	$333,249	$81,100	$—	$686,328

Interest sensitivity gap	$225,085	$(261,394)	$78,793	$26,776	$69,260
Interest sensitivity gap – cumulative	$225,085	$(36,309)	$42,484	$69,260	$69,260

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above except for the one year time frame. An asset sensitive position means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. A liability sensitive position means that during each period, if interest rates increase, then the net interest margin will decrease, and if interest rates decline, the net interest margin will increase. At March 31, 2007, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

We use additional tools to monitor and manage interest rate sensitivity. One of our tools is the shock test. The shock test projects the effect of an interest rate increase and decrease of 100 and 200 basis points on our rate sensitive assets and liabilities and mortgage production.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which resulted in fairly steady interest rates in 2002 and 2003, dropping only 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation gradually increased with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. During 2005, the Federal Reserve raised rates by a total of 200 basis points and raised rates by an additional 125 basis points in the first six months of 2006. The Federal Reserve did not raise rates during the third and fourth quarters of 2006 and the first quarter of 2007, but indicated that further changes in rates would be determined by market information.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our stockholders’ equity. The value of mortgage servicing rights is also affected by changes in, and anticipated changes in, interest rates and prepayment rates on mortgage loans. Generally, if interest rates increase, the value of mortgage servicing rights increases, and if prepayment rates increase, the value of mortgage servicing rights decreases.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its Exchange Act reports and in accumulating and communicating to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, such information as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

There were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY
(Registrant)

Date:	May 4, 2007	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	May 4, 2007	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.