Form 10-Q
period 2007-06-30
CRESCENT BANKING CO
filed 2007-08-10
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 10, 2007, Crescent Banking Company had 2,628,073 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 16,668 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$10,175,070	$7,581,450
Interest-bearing deposits in banks	3,019,989	1,027,770
Federal funds sold	17,887,000	11,968,000
Investment securities available-for-sale	20,210,063	17,494,279
Investment securities held-to-maturity, at cost (fair value approximates $728,241 and $1,720,116, respectively)	728,241	1,728,241
Restricted equity securities	3,139,275	3,365,775
Mortgage loans held for sale	658,585	545,769
Loans	767,463,728	697,288,060
Less allowance for loan losses	(8,819,528)	(8,023,565)

Loans, net	758,644,200	689,264,495
Premises and equipment	21,554,255	21,140,757
Other real estate owned	3,538,088	247,830
Cash surrender value of life insurance	13,334,974	8,242,326
Goodwill	3,442,714	3,442,714
Deposit intangible	367,656	430,532
Deferred tax asset	5,688,616	5,378,485
Accounts receivable-brokers and escrow agents	265,850	284,978
Other assets	8,536,747	7,527,490

Total Assets	$871,191,323	$779,670,891

Liabilities
Deposits
Non interest-bearing	$52,077,644	$46,040,938
Interest-bearing	698,091,851	612,814,424

Total deposits	750,169,495	658,855,362
Short-term borrowings	15,000,000	14,000,000
Long-term borrowings	31,857,000	35,857,000
Accrued interest and other liabilities	7,890,483	6,861,769
Liabilities related to discontinued operations	2,001,578	2,318,896

Total liabilities	$806,918,556	$717,893,027

Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 2,626,073 and 2,609,073 issued, respectively	$2,626,073	$2,609,073
Capital surplus	19,988,260	19,543,642
Retained earnings	42,276,166	40,094,762
Treasury stock, 16,668 shares	(296,091)	(296,091)
Accumulated other comprehensive loss	(321,641)	(173,522)

Total shareholders’ equity	64,272,767	61,777,864

Total liabilities and shareholders’ equity	$871,191,323	$779,670,891

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$15,508,556	$12,516,376	$30,106,768	$23,878,891
Mortgage loans held for sale	6,368	2,945	10,505	7,780
Taxable securities	296,792	280,298	569,070	546,319
Deposits in banks	29,180	7,702	45,375	16,242
Federal funds sold	183,174	414,473	368,156	889,196

Total interest income	16,024,070	13,221,794	31,099,874	25,338,428
Interest expense
Deposits	8,109,855	5,683,012	15,635,051	11,003,800
Short-term borrowings	163,514	108,519	293,517	220,134
Long-term borrowings	437,102	602,891	887,106	1,154,407

Total interest expense	8,710,471	6,394,422	16,815,674	12,378,341

Net interest income	7,313,599	6,827,372	14,284,200	12,960,087
Provision for loan losses	715,000	395,000	1,205,000	865,000

Net interest income after provision for loan losses	6,598,599	6,432,372	13,079,200	12,095,087

Noninterest income
Service charges on deposit accounts	401,348	261,900	709,144	509,265
Gains on sales of SBA loans	128,555	157,054	284,873	249,384
Other operating income	498,510	737,251	980,632	1,173,094

Total noninterest income	1,028,413	1,156,205	1,974,649	1,931,743

Noninterest expenses
Salaries and employee benefits	3,114,840	2,319,478	5,995,675	4,580,638
Occupancy and equipment	418,966	409,141	793,961	836,375
Supplies, postage, and telephone	265,201	234,239	547,652	514,662
Advertising	118,999	131,742	257,054	253,580
Insurance expense	93,576	77,562	185,477	159,723
Depreciation and amortization	430,054	335,063	833,153	681,262
Legal and professional	376,905	304,427	720,160	574,534
Director fees	120,000	86,625	240,675	173,300
Foreclosed asset expense, net	57,678	50,163	142,031	42,913
Other operating expenses	349,153	354,840	670,103	644,816

Total noninterest expenses	5,345,372	4,303,280	10,385,941	8,461,803

Income from continuing operations before income taxes	2,281,640	3,285,297	4,667,908	5,565,027
Applicable income taxes	840,302	1,234,708	1,726,855	2,105,727

Income from continuing operations	1,441,338	2,050,589	2,941,053	3,459,300
Income from operations of discontinued mortgage subsidiary, net of tax expense of $43,799 and $0 for the three months ended and $43,799 and $0 for the six months ended	74,595	—	74,595	—

Net income	1,515,933	2,050,589	3,015,648	3,459,300

Other comprehensive income
Unrealized losses on securities available-for-sale arising during period, net of tax	(183,420)	(83,497)	(148,119)	(126,534)

Comprehensive income	$1,332,513	$1,967,092	$2,867,529	$3,332,766

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Earnings per share
Basic earnings per share	$0.59	$0.80	$1.17	$1.34
Diluted earnings per share	$0.57	$0.77	$1.13	$1.30

Earnings per share from continuing operations
Basic earnings per share from continuing operations	$0.56	$0.80	$1.14	$1.34
Diluted earnings per share from continuing operations	$0.54	$0.77	$1.10	$1.30

Earnings per share from discontinued operations
Basic Earnings per share from discontinued operations	$.03	$.00	$.03	$.00
Diluted Earnings per share from discontinued operations	$.03	$.00	$.03	$.00

Cash dividends per share of common stock	$0.160	$0.12	$0.320	$0.215

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2007	2006
Operating Activities
Net income	$3,015,648	$3,459,300
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium on securities	9,383	12,161
Amortization of deposit intangible	62,876	62,875
Net gain on sale of other real estate owned	—	(11,508)
Net loss on sale/disposal of premises and equipment	—	37,661
Amortization of mortgage servicing rights	6,959	6,959
Provision for loan losses	1,205,000	865,000
Depreciation	763,318	611,431
Proceeds from sales of mortgage loans held for sale	21,634,203	20,143,248
Originations of mortgage loans held for sale	(21,747,019)	(19,341,248)
Income on life insurance policies	(192,648)	(139,206)
Decrease in deferred income taxes	(425,812)	(42,865)
Increase in interest receivable	(524,815)	(110,436)
Decrease in accounts receivable – brokers and escrow agents	19,128	51,629
Decrease in interest payable	(504,612)	(20,860)
Stock-based compensation expense	346,878	126,937
Net cash used in discontinued operations	(317,318)	(290,019)
Net change in other assets, liabilities and other operating activities	1,256,355	1,213,955

Net cash provided by operating activities	4,607,524	6,635,014

Investing Activities
Net increase in interest-bearing deposits in banks	(1,992,219)	(449,390)
Purchase of securities available-for-sale	(4,958,005)	(4,706,828)
Proceeds from maturities/calls of securities available-for-sale	1,985,972	765,761
Proceeds from maturities of other securities	226,500	—
Proceeds from maturities/calls of securities held-to-maturity	1,000,000	—
Purchase of other securities	—	(206,800)
Proceeds from sale of other real estate owned	105,219	642,796
Sale of premises and equipment	—	3,000
Net increase in federal funds sold	(5,919,000)	(5,875,000)
Net increase in loans	(73,980,182)	(37,132,070)
Purchase of life insurance policies	(4,900,000)	—
Purchase of premises and equipment	(1,176,816)	(2,859,826)

Net cash used in investing activities	(89,608,531)	(49,818,357)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the six months ended June 30,
	2007	2006
Financing Activities
Net increase in deposits	91,314,131	44,592,630
Net increase (decrease) in borrowings	(3,000,000)	1,609,000
Excess tax benefits from share-based payment arrangements	47,567	133,352
Proceeds from the exercise of stock options	67,173	237,656
Dividends paid	(834,244)	(554,009)

Net cash provided by financing activities	87,594,627	46,018,629

Net increase in cash and due from banks	2,593,620	2,835,286
Cash and due from banks at beginning of year	7,581,450	12,793,467

Cash and due from banks at end of period	$10,175,070	$15,628,753

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$17,320,286	$12,399,201
Cash paid during period for taxes	1,624,000	1,913,000
Principal balances of loans transferred to other real estate owned	3,395,477	1,356,078
Unrealized loss on securities available for sale, net	(148,119)	(126,534)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2006 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at June 30, 2007 and December 31, 2006 include liabilities of $2,001,578 and $2,318,896, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. Purchasers of loans typically conducted their own review of the loans, and the Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. The Company relied on the underwriting department to ensure compliance with individual investor standards prior to the sale of loans along with reliance on the quality control department to randomly test loans that had been sold. At June 30, 2007 and December 31, 2006, the Company had approximately $2.2 million and $3.6 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at June 30, 2007 and December 31, 2006 for future losses is $2.0 million and $2.3 million, respectively, and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2006 to June 30, 2007.

Changes in the allowance for recourse obligation are as follows:

2007
Balance at December 31, 2006	$2,318,896
Reduction in estimated recourse obligations	(118,394)
Losses indemnified	(198,924)

Balance at June 30, 2007	$2,001,578

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended June 30, 2007
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,515,933	2,582,671	$0.59
Effect of dilutive securities (stock options)		92,409
Diluted earnings per share	$1,515,933	2,675,080	$0.57

Continuing Operations
Basic earnings per share	$1,441,338	2,582,671	$0.56
Effect of dilutive securities (stock options)		92,409
Diluted earnings per share	$1,441,338	2,675,080	$0.54

Discontinued Operations
Basic earnings per share	$74,595	2,582,671	$0.03
Effect of dilutive securities (stock options)		92,409
Diluted earnings per share	$74,595	2,675,080	$0.03

	Three Months Ended June 30, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$2,050,589	2,578,405	$0.80
Effect of dilutive securities (stock options)		86,965
Diluted earnings per share	$2,050,589	2,665,370	$0.77

Continuing Operations
Basic earnings per share	$2,050,589	2,578,405	$0.80
Effect of dilutive securities (stock options)		86,965
Diluted earnings per share	$2,050,589	2,665,370	$0.77

Discontinued Operations
Basic earnings per share	$0	2,578,405	$0.00
Effect of dilutive securities (stock options)		86,965
Diluted earnings per share	$0	2,665,370	$0.00

NOTE 4—EARNINGS PER SHARE (Continued)

	Six Months Ended June 30, 2007
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$3,015,648	2,580,970	$1.17
Effect of dilutive securities (stock options)		94,137
Diluted earnings per share	$3,015,648	2,675,107	$1.13

Continuing Operations
Basic earnings per share	$2,941,053	2,580,970	$1.14
Effect of dilutive securities (stock options)		94,137
Diluted earnings per share	$2,941,053	2,675,107	$1.10

Discontinued Operations
Basic earnings per share	$74,595	2,580,970	$0.03
Effect of dilutive securities (stock options)		94,137
Diluted earnings per share	$74,595	2,675,107	$0.03

	Six Months Ended June 30, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$3,459,300	2,573,591	$1.34
Effect of dilutive securities (stock options)		85,345
Diluted earnings per share	$3,459,300	2,658,936	$1.30

Continuing Operations
Basic earnings per share	$3,459,300	2,573,591	$1.34
Effect of dilutive securities (stock options)		85,345
Diluted earnings per share	$3,459,300	2,658,936	$1.30

Discontinued Operations
Basic earnings per share	$0	2,573,591	$0.00
Effect of dilutive securities (stock options)		85,345
Diluted earnings per share	$0	2,658,936	$0.00

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2007 and December 31, 2006, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $9,430,000 with a fair value of approximately $(185,000) at June 30, 2007 and approximately $9,604,000 with a fair value of approximately $(391,000) at December 31, 2006. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2007. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

All statements other than statements of historical fact are statements that may be forward-looking statements. Readers can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions regarding the outlook for the Company’s future business and financial performance and/or the performance of the commercial banking industry generally. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

As of June 30, 2007, the Company was made up of the following five entities:

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

As of June 30, 2007, the Company had total consolidated assets of approximately $871.2 million, total deposits of approximately $750.2 million, total consolidated liabilities, including deposits, of $806.9 million and consolidated stockholders’ equity of approximately $64.3 million. The Company’s operations are discussed below under “—Results of Operations.”

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

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates may remain stable in the third and fourth quarters of 2007 and then could begin to decline. The Federal Reserve’s actions with respect to interest rates will depend on many factors which are not known at this time. During the 0-90 day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if rates rise, our net interest margin is expected to improve. Conversely, if interest rates fall, our net interest margin is expected to decline based on the Company’s present asset sensitive position.

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

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the projected high volume of loan growth for 2007 and future years and the competitive pricing by competitors in several of our market areas, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out-of-market deposits to supplement deposit growth in our market areas and can borrow an additional $15 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 37% during 2005, 17% during 2006 and 20% (annualized) during the first six months of 2007. Also during this same time period, the Bank added approximately 24 new loan officers, which were mainly related to the addition of five new full service branches and two new loan production offices. The weakening of the real estate market could have a significant effect on the Bank’s loan portfolio. Approximately 93% of the Bank’s loan portfolio is secured by real estate, including 52% related to construction, acquisition and development loans. With the current focus on growth, the Bank must maintain the proper procedures to be able to monitor the loan growth, including the quality of the loans, and its concentration in real estate secured loans. If the credit quality of the Bank’s loan portfolio declines, then the Bank’s ability to raise capital and expand could be limited.

Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. Statement 157 will become effective on January 1, 2008. The Company does not anticipate that Statement 157 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007, resulting in no adjustment to beginning retained earnings. See Note 6 in the Notes to Consolidated Financial Statements for further information regarding the adoption of this standard.

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

Recourse Obligation Reserve

In the wholesale mortgage business that we operated prior to December 31, 2003, we regularly made representations and warranties to purchasers of our mortgage loans and insurers that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. The establishment of the recourse obligation reserve is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, industry trends and economic conditions. Before 2002, the Bank’s history of losses in connection with mortgage loans sold into the secondary market was minimal. The Company established this recourse obligation reserve initially during 2003 with the increase in the number of loans indemnified and the increase in the occurrence of losses from these loans. The trend of such losses experienced in 2003 increased in 2004 and we added an additional $2.9 million to the recourse obligation reserve. During 2005, 2006 and 2007, our losses related to indemnified loans have gradually decreased and we have not made any further additions to the recourse obligation reserve. During the second quarter of 2007, we evaluated our allowance for the recourse obligation reserve and such analysis showed an overaccrual. This overaccrual was due to the fact that the Company has indemnified fewer loans than previously estimated and has had several indemnified loans pay-off without any losses. Therefore, based upon this analysis, we reduced the recourse obligation reserve by $118,394 during the second quarter of 2007. Given the limited historical information available to management with respect to the Company’s potential obligations to make indemnification payments, the evaluation of these factors involves subjective estimates and judgments that may change.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as noninterest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the six months ended June 30, 2007 and 2006:

	Average Balances		Yields /Rates		Income / Expense		Increase (Decrease)	Change Due to
	2007	2006	2007	2006	2007	2006		Rate	Volume
Assets

Loans, including fee income	$719,139	$603,512	8.44%	7.98%	$30,107	$23,879	$6,228	$1,383	$4,845

Mortgage loans held for sale	354	232	5.98%	6.77%	11	8	3	(1)	4

Taxable securities	22,818	23,757	5.03%	4.64%	569	546	23	46	(23)

Federal funds sold	14,237	38,826	5.21%	4.62%	368	889	(521)	114	(635)

Interest-bearing deposits in banks	1,762	710	5.19%	4.61%	45	16	29	2	27

Total earning assets	758,310	667,037	8.27%	7.66%	31,100	25,338	5,762	1,544	4,218

Cash and due from banks	6,633	11,208
Allowance for loan losses	(8,309)	(6,899)
Other assets	59,317	51,646

Total	$815,951	$722,992

Liabilities and Equity
Interest-bearing demand	$79,525	$92,358	3.14%	3.19%	$1,237	$1,459	$(222)	$(22)	$(200)

Savings	52,910	44,936	3.82%	2.70%	1,004	601	403	251	152

Certificates of deposit	510,110	415,760	5.29%	4.34%	13,394	8,944	4,450	1,967	2,483

Total interest-bearing deposits	642,545	553,054	4.91%	4.01%	15,635	11,004	4,631	2,196	2,435

Borrowings	47,551	60,074	5.01%	4.61%	1,181	1,374	(193)	118	(311)

Total interest-bearing liabilities	690,096	613,128	4.91%	4.07%	16,816	12,378	4,438	2,314	2,124

Non interest-bearing demand deposits	48,191	42,173
Other liabilities	14,378	10,626
Shareholders’ equity	63,286	57,065

Total	$815,951	$722,992

Net interest income					$14,284	$12,960	$1,324	$(770)	$2,094

Net interest yield on earning assets			3.80%	3.92%

Net interest spread			3.36%	3.59%

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking increased 21% to $16.0 million for the three months ended June 30, 2007 from $13.2 million for the three months ended June 30, 2006. Our interest income related to commercial banking increased 23% to $31.1 million for the six months ended June 30, 2007 from $25.3 million for the six months ended June 30, 2006. The increase in 2007 in interest income was the result of both a higher volume of average commercial banking loans and a higher yield from commercial banking loans. Average commercial banking loans increased $121.9 million, or 20%, for the quarter ended June 30, 2007 and $115.6 million, or 19%, for the six months ended June 30, 2007 over the same periods for 2006. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. The yield from commercial banking loans increased from 8.21% and 7.98% for the three and six months ended June 30, 2006 to 8.48% and 8.44% for the three and six months ended June 30, 2007. The increase in the yield from commercial banking loans during 2007 compared to 2006 was mainly the result of the repricing of the commercial banking loan portfolio as the Federal Reserve increased interest rates 125 basis points during the first six months of 2006. Since the second quarter of 2006, the Federal Reserve has left interest rates unchanged. Approximately 61% of our commercial banking loan portfolio is variable rate and adjusts with changes in the prime rate.

Interest Expense

Our interest expense related to the commercial banking business for the three months and six months ended June 30, 2007 amounted to $8.7 million and $16.8 million, respectively, compared to $6.4 million and $12.4 million for the three and six months ended June 30, 2006, an increase of 36% for both periods. Interest expense related to commercial banking deposits for the three and six months ended June 30, 2007 was $8.1 million and $15.6 million, respectively, compared to $5.7 million and $11.0 million for the three and six months ended June 30, 2006, an increase of 43% and 42%, respectively. The increase in interest expense from interest-bearing deposits resulted from both the increase in the average balance of interest-bearing deposits and the increase in the cost of funds of interest-bearing deposits. Average interest-bearing deposits increased approximately $107.7 million, or 19%, from $553.4 million for the three months ended June 30, 2006 to $661.1 million for the three months ended June 30, 2007. Average interest-bearing deposits increased approximately $89.5 million, or 16%, from $553.1 million for the six months ended June 30, 2006 to $642.5 million for the six months ended June 30, 2007. During the first half of 2007, the Bank has mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $57.8 million, or 79%, in the first half of 2007 from $72.8 million at December 31, 2006 to $130.6 million at June 30, 2007. We witnessed the cost of out-of-market and brokered deposits increase to levels equal to or even exceeding the costs in our local market during 2006, and therefore, out-of-market and brokered deposits were rarely used as a funding source. Therefore, during 2006, the Bank ran several certificate of deposit promotions in its local markets in order to fund its loan growth. As a result, certificates of deposit within our market area increased $88.2 million in 2006. However, since the fourth quarter of 2006, we saw the cost of out-of-market and brokered deposits fall to approximately 15 to 20 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth during the first half of 2007. The Bank also ran several certificate of deposit specials in its local markets during the second quarter of 2007, increasing deposits in its local markets by approximately $24.2 million during the quarter. The certificates of deposit were issued to fund the high level of loan growth the Bank experienced. The cost of funds from commercial banking deposits increased from 4.13% and 4.01%, respectively, for the three and six months ended June 30, 2006 to 4.93% and 4.91% for the three and six months ended June 30, 2007. This increase in the cost of deposits was mainly related to the repricing of time deposits, whose average cost increased 84 and 95 basis points, respectively, for the three and six months ended June 30, 2007 compared to the same period in 2006. The Bank has had to run higher costing deposit specials during 2006 and in the first half of 2007 due to strong competition in its market area for local deposits and it has mainly used out-of-market time deposits in the first half of 2007 to fund its loan growth. In the first three months of 2007 and 2006, interest expense accounted for 59% and 58%, respectively, of our total commercial banking business expenses. In the first six months of 2007 and 2006, interest expense accounted for 59% and 57%, respectively, of our total commercial banking business expenses. The increase in interest expenses resulted from an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2007 were $7.3 million, 3.79% and 3.38% and $14.3 million, 3.80% and 3.36%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2006 were $6.8 million, 4.09% and 3.72% and $13.0 million, 3.92% and 3.59%, respectively. The increase in net interest income from 2006 to 2007 was due primarily to an increase in average commercial banking loans. Average commercial banking loans increased 20% and 19%, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. This growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties. The decrease in net interest margin and interest spread during the three and six months ended June 30, 2007 compared to the same periods in 2006 was due to the increase of 40 and 61 basis points, respectively, in yield on the Bank’s interest earning assets being less than the increase of 74 and 84 basis points, respectively, in cost on the Bank’s interest-bearing liabilities. The increase in the cost on the Bank’s interest-bearing liabilities was mainly related to the repricing of its certificate of deposits, the cost of which increased 84 and 95 basis points, respectively, during the three and six months ended June 30, 2007 compared to the same periods in 2006. The Bank has had to offer costlier deposit specials due to strong competition in its market area for local deposits and has had to use out-of-market deposits during 2006 and in the first half of 2007 in order to fund the high level of loan growth during the same periods.

Loan Loss Provisions

For the three and six months ended June 30, 2007, we made a provision for loan losses of $715,000 and $1,205,000, respectively, and incurred net charge-offs of $30,939 and $409,036, respectively, of commercial banking loans. For the three and six months ended June 30, 2006, we made a provision for loan losses of $395,000 and $865,000, respectively, and incurred net charge-offs of $132,858 and $290,830, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 0.11% (annualized) for the six months ended June 30, 2007, 0.12% for the year ended December 31, 2006 and 0.10% (annualized) for the six months ended June 30, 2006. During the second quarter of 2007, the Bank had a recovery of $200,000 from a commercial real estate loan that was charged-off during 2005. If this recovery was not included in the totals for the six months ended June 30, 2007, the Bank would have incurred net charge-offs of $609,036 for the six month period ended June 30, 2007, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.17% (annualized) rather than 0.11% (annualized). During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the six months ended June 30, 2006, the Bank would have incurred net charge-offs of $457,205 for the period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.15% (annualized) rather than 0.10% (annualized). The Bank’s charge-offs in the first six months of 2007 consisted of two commercial loan charge-offs of $331,141, three residential real estate loan charge-offs of 345,927 and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2006 consisted of two commercial real estate loan charge-offs of $176,524, one residential construction loan charge-off of $73,048, five commercial loan charge-offs of $35,474 and various installment and other consumer loans charge-offs. During the first half of 2007, the Bank had two significant loan charge-offs. During the first quarter of 2007, the Bank had one commercial loan charge-off for $328,185 related to a commercial loan relationship originated in 2003 with a finance company. In 2004, the principle owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however internal fraud was detected within the company. The balance of the accounts receivables was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. During the second quarter of 2007, the Bank had one residential real estate loan charge-off for $250,000 related to a loan relationship originated in 2004. The remaining balance on this loan of $3.25 million was moved to other real estate owned during the same quarter. For the three and six months ended June 30, 2007, the provision for loan losses increased to $715,000 and $1,205,000, respectively, from $395,000 and $865,000 for the three and six months ended June 30, 2006. The increases in the amount of the provision for loan losses for these periods were mainly related to the increase in the growth of the loan portfolio in 2007 compared to 2006. During the second quarter of 2007, the loan portfolio grew $55.0 million compared to $17.6 million during the second quarter of 2006. During the first half of 2007, the loan portfolio grew $70.2 million compared to $35.5 million during the first half of 2006. As a result of the growth in the loan portfolio and our analysis of our criticized loans, historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 1.15%, 1.15% and 1.16% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Noninterest Income

Our noninterest income related to our commercial banking business was $1.0 million and $2.0 million during the three and six months ended June 30, 2007 compared to $1.2 million and $1.9 million during the three and six months ended June 30, 2006. The decrease in noninterest income for the three month period ended June 30, 2007 compared to the same period in 2006 was primarily due to a gain of approximately $323,000 from the Company’s investment in another financial institution that was purchased during the second quarter of 2006. This decrease in noninterest income was partially offset by an approximately $139,000 increase in deposit service charges which was related to both a new overdraft protection program that was introduced in March 2007 and to the growth in new accounts and customers during the first half of 2007. The slight increase in noninterest income for the six month period ended June 30, 2007 compared to the same period in 2006 was mainly due to an increase in deposit service charges of approximately $200,000. This increase in deposit service charges was mainly due to both the new overdraft protection program that was introduced in March 2007 and to the growth in new accounts and customers in the first half of 2007. Other operating income increased approximately $131,000 if the gain from the investment in another financial institution of $323,000 is excluded. This increase in other operating income was mainly due to an increase in income from life insurance policies of approximately $53,000, the increase in ATM fee income of approximately $29,000 and an increase in SBA servicing fee income of approximately $13,000. The increase in income from life insurance policies was due to the Bank purchasing $4.9 million in new policies during May 2007. The increase in ATM fee income was due to an increase in the number of checking accounts and customers utilizing ATM services, and the increase in income from servicing SBA loans was due to the Bank originating and selling more SBA loans, which increased the total amount of loans serviced. These increases during the first half of 2007 were mostly offset by the gain of $323,000 on the investment in the financial institution described above during the second quarter of 2006.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $5.3 million and $10.4 million, respectively, for the three and six months ended June 30, 2007 compared to $4.3 million and $8.5 million, respectively, for the three and six months ended June 30, 2006. The increase in noninterest expense for both the three and six month periods ended June 30, 2007 compared to the same periods in 2006 was attributable to an increase in salaries and benefits of approximately $795,000 and $1.4 million, respectively, an increase in depreciation and amortization expense of $95,000 and $152,000, respectively, an increase in legal and professional expense of $72,000 and $146,000, respectively, and an increase in foreclosed asset expense, net of $8,000 and $99,000, respectively. The increase in salaries and other payroll expenses in the first half of 2007 are due to several factors. One factor is an increase in salaries, including payroll taxes, of approximately $615,000 and $1.1 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. These increases are due to the addition of ten new banking officers since June 30, 2006, regular annual raises, and the introduction of the Company’s new bonus plan. Another factor is an increase in stock-based compensation expenses of approximately $220,000. This increase was mainly due to the issuance of 26,500 shares of restricted stock since December 2006, which created stock-based compensation expenses of approximately $106,000 and $175,000 for the three and six months ended June 30, 2007. There was no similar expense from restricted stock in the first half of 2006. The expenses for the restricted stock are taken over the vesting period for such shares. The increase in depreciation and amortization expense is due to the addition and completion of our new branch office in Canton, Georgia, which was completed in September 2006 and the addition and completion of our new branch office in south Cherokee County near Woodstock, Georgia in January 2007. The increase in legal and professional fee expense in 2007 over the same periods in 2006 was mainly attributable to an increase in attorney and accounting fees related to the increased regulatory and disclosure requirements for a public company and to an increase in legal fees related to the collection of loans. The increase in foreclosed asset expense in 2007 over the same periods in 2006 was mainly due to improvements made on two residential homes that were foreclosed upon by the Bank totaling approximately $104,000.

Pretax Net Income

In the three and six months ended June 30, 2007, our commercial banking pre-tax income was $2.3 million and $4.7 million, respectively, compared to pre-tax income of approximately $3.3 million and $5.6 million for the three and six months ended June 30, 2006. Pretax income for the three months ended June 30, 2007 decreased approximately $1.0 million, or 30%, compared to the three months ended June 30, 2006. Pretax income for the six months ended June 30, 2007 decreased approximately $897,000, or 16%, compared to the six months ended June 30, 2006. An increase in noninterest expense of approximately $1.0 million and $1.9 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006 were the main reasons for the decreases in pretax income. The increase in noninterest expense was primarily due to an increase in salaries and benefits, depreciation and amortization, legal and professional and foreclosed asset expense. The decrease in pretax income was also due to an increase in the provision for loan losses of approximately $320,000 and $340,000, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in the provision for loan losses was mainly attributable to the increase in loan growth in 2007 compared to the same period in 2006. These increases in noninterest expense and the provision for loan losses were partially offset by an increase in net interest income of approximately $486,000 and $1.3 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in net interest income was due to an increase in average commercial banking loans. Average commercial banking loans increased 20% and 19%, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. See further discussion above under “—Net Interest Income,” “—Loan Loss Provision,” “—Noninterest Income,” and “—Noninterest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three and six months ended June 30, 2007 was 36.83% and 36.99%, respectively, compared to 37.58% and 37.84% for the same periods in 2006. The commercial banking business had permanent income tax differences in 2007 and 2006 related to state income tax credits paid and bank-owned life insurance income. Based upon our analysis for these permanent differences for 2007, the effective tax rate in 2007 decreased in comparison to the same period in 2006.

Results of Discontinued Operations From Our Mortgage Banking Business

During the first half of 2007, the results from our mortgage banking operations consisted of an adjustment to our allowance for recourse liability. During the second quarter of 2007, we evaluated our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. This evaluation showed an overaccrual in the allowance for recourse liability. This overaccrual is due to the fact that we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses during the first half of 2007. Therefore, based upon this analysis, we reduced the allowance for recourse liability by $118,394 during the second quarter of 2007. If these trends continue, we may have to reduce the allowance for recourse liability further in the second half of 2007. During the first half of 2006, the Company had no revenues or expenses related to the wholesale mortgage banking business.

Financial Condition

General Discussion

Total Assets

Our total assets increased $91.5 million, or 12%, from $779.7 million as of December 31, 2006 to $871.2 million as of June 30, 2007. The increase in total assets was mainly comprised of a $70.2 million, or 10%, increase in the Bank’s commercial loans and a $10.5 million, or 51% increase in cash and due from banks, interest-bearing deposits in banks and federal funds sold. The growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in its current markets. The growth in cash and due from banks, interest-bearing deposits in banks and federal funds sold was due to the Bank’s increase in deposits to fund loan growth. Our increase in total assets corresponded with a $91.3 million, or 14%, increase in deposits. At June 30, 2006, we had total assets of $754.1 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2007, interest-earning assets totaled $813.1 million and represented 93% of total assets. This represents a $82.7 million, or 11%, increase from December 31, 2006, when interest-earning assets totaled $733.4 million and represented 94% of total assets. This increase was mainly related to a $70.2 million increase in the Bank’s commercial banking loan portfolio and a $7.9 million increase in interest-bearing deposits in banks and federal funds sold. See “—Commercial Banking Business” below. At June 30, 2006, our interest-earning assets totaled $700.6 million and represented 93% of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $21.6 million at June 30, 2007, compared to $21.1 million at December 31, 2006 and $19.4 million at June 30, 2006. The increase in premises and equipment from June 30, 2006 was primarily due to the remaining construction costs of approximately $1.6 million to complete our new full service branch in Canton, Georgia, which opened in September 2006, and due to the remaining construction costs of approximately $1.4 million for the new full service branch in Woodstock, Georgia which opened in January 2007. These increases were partially offset by depreciation expense from the premises and equipment of approximately $1.4 million.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At June 30, 2007, the total cash value of the life insurance was $13.3 million. At December 31, 2006 and June 30, 2006, the total cash value of the life insurance was $8.2 million and $8.0 million, respectively. The increase of approximately $5.3 million from June 30, 2006 to June 30, 2007 was due to the purchase of $4.9 million in new insurance policies and due to the policy earnings. During the second quarter of 2007, the Bank purchased $4.9 million in new insurance policies due to the Bank making changes to and restating its supplemental retirement plan. The plan is in the process of being restated due to new accounting interpretations and tax laws related to the previous supplemental retirement plan. We expect to complete the restatement of the supplemental retirement plan during the third quarter of 2007.

Commercial Banking Business

Total Commercial Banking Loans

During the first six months of 2007, our average commercial banking loans were $719.1 million. These loans constituted 95% of our average consolidated earning assets and 88% of our average consolidated total assets. For the first six months of 2006, we had average commercial banking loans of $603.5 million, or 90% of our average consolidated earning assets and 83% of our average consolidated total assets. For the year ended December 31, 2006, we had average commercial banking loans of $636.7 million, or 91% of our average consolidated earning assets and 85% of our average consolidated total assets. Commercial banking loans at the periods ended June 30, 2007, December 31, 2006 and June 30, 2006 were $767.5 million, $697.3 million and $629.2 million, respectively. The 19% increase in average commercial banking loans from the six month period ended June 30, 2006 to the six month period ended June 30, 2007 was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb Counties.

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

The allowance for loan losses totaled $8.8 million, or 1.15% of total commercial banking loans, at June 30, 2007, $7.3 million, or 1.16% of total commercial banking loans, at June 30, 2006, and $8.0 million, or 1.15% of total loans, at December 31, 2006. During the first six months of 2007, we made a provision for loan losses of $1,205,000, which was mainly due to the $70.2 million increase we experienced in commercial banking loans during that period. Net charge-offs for the six months ended June 30, 2007 were $409,036, or 0.11% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2006 were $771,410, or 0.12% of average loans outstanding and for the three months ended June 30, 2006 were $290,830, or

0.10% (annualized) of average loans outstanding. During the second quarter of 2007, the Bank had a recovery of $200,000 from a commercial real estate loan that was charged-off during 2005. If this recovery was not included in the totals for the six months ended June 30, 2007, the Bank would have incurred net charge-offs of $609,036 for the six month period ended June 30, 2007, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.17% (annualized) rather than 0.11% (annualized). During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the six months ended June 30, 2006, the Bank would have incurred net charge-offs of $457,205 for the period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.15% (annualized) rather than 0.10% (annualized). The Bank’s charge-offs in the first six months of 2007 consisted of two commercial loan charge-offs of $331,141, three residential real estate loan charge-offs of 345,927 and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2006 consisted of two commercial real estate loan charge-offs of $176,524, one residential construction loan charge-off of $73,048, five commercial loan charge-offs of $35,474 and various installment and other consumer loans charge-offs. During the first half of 2007, the Bank had two significant loan charge-offs. During the first quarter of 2007, the Bank had one commercial loan charge-off for $328,185 related to a commercial loan relationship originated in 2003 with a finance company. In 2004, the principal owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however internal fraud was detected within the company. The balance of the accounts receivables was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. During the second quarter of 2007, the Bank had one residential real estate loan charge-off for $250,000 related to a loan relationship originated in 2004. The remaining balance on this $3.25 million loan was moved to other real estate owned during the same quarter. The increase in net charge-offs and in the ratio of net loan charge-offs to average commercial banking loans is mainly related to the two loan charge-offs described above.

The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at June 30, 2007 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown and uncertainties in the economy, including those related to the slowdown in the real estate market and those created by the war against terrorism and natural disasters, additions to the allowance and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	June 30, 2007	December 31, 2006	June 30, 2006
Non-performing loans (1)	$5,643,757	$3,977,439	$2,333,908
Foreclosed properties	3,538,088	247,830	1,324,425

Total non-performing assets	$9,181,845	$4,225,269	$3,658,333

Loans 90 days or more past due on accrual status	$323,619	$28,921	$51,286
Potential problem loans (2)	$4,693,549	$2,350,245	$3,425,457
Potential problem loans/total loans	0.61%	0.34%	0.54%
Non-performing assets/total loans and foreclosed properties	1.19%	0.61%	0.58%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	1.23%	0.61%	0.59%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. The Bank had approximately $324,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of June 30, 2007 compared to approximately $29,000 and $51,000, respectively, as of December 31, 2006 and June 30, 2006. Our non-performing commercial banking loans at June 30, 2007 amounted to $5.6 million compared to $4.0 million at December 31, 2006 and $2.3 million at June 30, 2006. The Bank had no renegotiated commercial banking loans at June 30, 2007, December 31, 2006 or June 30, 2006. The increase in non-performing commercial banking loans from December 31, 2006 to June 30, 2007 was mainly related to two loan relationships. One of the loan relationships, totaling $2.2 million, is secured by 36 single-family residential lots that are being developed in Forsyth County, Georgia. This loan relationship paid off on July 31, 2007, and the Bank did not experience any loss on the loan relationship. The other loan relationship, totaling $345,000, is secured by a completed residential home in Jackson County, Georgia. The builder has not been able to sell the home, and the Bank is currently in process of foreclosure on the home. The increase in non-performing commercial banking loans from these two loan relationships was partially offset by partial pay-off and charge-off of another loan relationship. In 2004, the Bank placed a loan relationship on non-accrual status related to a finance company. In 2004, the principal owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however internal fraud was detected within the company. The balance of the accounts receivable was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. We have evaluated these loan relationships and foreclosed properties, and, based on available information, we presently feel that the Bank is in a well secured position on most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. As of June 30, 2007, loan loss allowance reserves related to non-performing commercial banking loans totaled approximately $1.4 million.

Total non-performing commercial assets totaled $9.2 million at June 30, 2007. This compares to total non-performing commercial assets of approximately $4.2 million at December 31, 2006 and $3.7 million at June 30, 2006. The Bank foreclosed on two properties totaling approximately $3.4 million in the first half of 2007. One of the properties, totaling $3.25 million, consists of a residential home on Lake Lanier in Hall County, Georgia. The home is approximately 17,000 square feet in size and is located on 1.07 acres. The other property, totaling approximately $145,000, consists of three land lots with mobile homes in Murray County, Georgia. During July 2007, the Bank foreclosed upon another loan relationship that consisted of two commercial real estate properties in Cherokee County, Georgia totaling approximately $1.9 million. These two properties were automobile service stores. During the first quarter of 2007, the Bank sold two properties totaling approximately $105,000 were foreclosed upon in 2006. These properties consisted of land lots with mobile homes and were sold at no gain or loss. The Bank’s remaining foreclosed properties totaling $3.5 million that have not been sold relate to four loan relationships. One of the properties totaling approximately $3.25 million is a residential home in Hall County, Georgia. One of the properties totaling approximately $198,000 is four mobile homes with land lots located in Murray County, Georgia. One of the properties totaling approximately $50,000 is a residential home lot located in Forsyth County, Georgia. The remaining property totaling approximately $40,000 consists of one residential condominium in Fulton County, Georgia. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $2.3 million, or 100%, from December 31, 2006 to June 30, 2007. The increase in potential problem commercial loans from December 31, 2006 to June 30, 2007 was mainly related to one loan relationship totaling approximately $2.5 million. This loan relationship is secured by 41 residential home lots and 6 commercial lots in Bartow County, Georgia that are being developed. Management feels that the loans categorized as potential problem loans at June 30, 2007 are adequately collateralized and believes that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $45.0 million at June 30, 2007, compared to $35.6 million at December 31, 2006 and $70.7 million at June 30, 2006. At June 30, 2007, the Bank had federal funds sold and interest-bearing deposits with other banks of $20.9 million, compared to $13.0 million at December 31, 2006 and $46.5 million at June 30, 2006. The decrease in the federal funds sold and interest-bearing deposits with other banks of

$25.6 million was the main reason for the $25.7 million decrease in the Bank’s total investments from June 30, 2006. The reduction in federal funds sold and interest-bearing deposits with other banks is due to an increased effort to reduce the Bank’s liquidity in order to improve its net interest margin. Investment securities and restricted equity securities totaled $24.1 million at June 30, 2007, compared to $22.6 million at December 31, 2006 and $24.2 million at June 30, 2006. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.0 million and shares held in The Bankers Bank in the amount of $165,975 at June 30, 2007.

Unrealized losses on securities amounted to $(536,069) at June 30, 2007, and $(609,265) and $(289,203) at June 30, 2006 and December 31, 2006, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes all unrealized losses as of June 30, 2007 represent temporary impairment as a result of temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents approximately 3% of amortized cost. All bonds held at June 30, 2007 that have unrealized losses are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $750.2 million, $658.9 million and $625.1 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively, representing increases of 14% and 20%, respectively, over December 31, 2006 and June 30, 2006. Commercial deposits averaged $690.7 million during the six month period ended June 30, 2007, $595.2 million during the six month period ended June 30, 2006 and $625.8 million during the twelve-month period ended December 31, 2006. The increase in deposits from December 31, 2006 to June 30, 2007 is mainly due an increase in out-of-market and brokered deposits. During the first six months of 2007, the Bank mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $57.8 million in the first six months of 2007 from $72.8 million at December 31, 2006 to $130.6 million at June 30, 2007. The Bank’s out-of-market and brokered deposits at June 30, 2006 was $73.0 million. For a more detailed analysis of the increase in the cost of out-of-market and brokered deposits, see “Results of Operations—Interest Expense” above. We attempt to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank also ran several certificate of deposit specials in its local markets during the second quarter of 2007, increasing certificate of deposits in its local markets approximately $24.2 million in order to fund the high level of loan growth the Bank experienced. The Bank also has grown its non interest-bearing deposits approximately $6.0 million, or 13%, from December 31, 2006 to June 30, 2007. One of the Bank’s goals has been growth in business checking accounts during 2007. Interest-bearing deposits represented 93% of total deposits at June 30, 2007, compared to 93% at December 31, 2006 and 93% at June 30, 2006. Certificate of deposits comprised 80% of total interest-bearing deposits for June 30, 2007, compared to 79% at December 31, 2006 and 78% at June 30, 2006. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At June 30, 2007, the Bank had outstanding $35.0 million of Federal Home Loan Bank (“FHLB”) advances at maturity terms ranging from six months to ten years and with an average rate of 3.98%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. As of June 30, 2007 the Bank has the capacity to borrow an additional $8.9 million or up to approximately $43.9 million in total FHLB advances. There were $47.0 million and $38.0 million, respectively, in Federal Home Loan Bank advances outstanding at June 30, 2006 and December 31, 2006.

At June 30, 2007, the Bank had approximately $39.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit at June 30, 2007 and the average balance outstanding during the first six months of 2007 was approximately $230,000 with an average rate of 5.72%.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Carolina purchased all of CMS’s mortgage loans, pipeline mortgage loans, premises and equipment and assumed all leases and liabilities related to the transferred assets. The Company’s consolidated balance sheets at June 30, 2007 and December 31, 2006 include no assets and include liabilities of $2,001,578 and $2,318,895, respectively, related to discontinued operations. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. When the Company sold loans in the course of its wholesale residential mortgage business, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. At June 30, 2007 and December 31, 2006, the Company had approximately $2.2 million and $3.6 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at both June 30, 2007 and December 31, 2006 for future losses was approximately $2.0 million and $2.3 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. During 2005, 2006 and 2007, our losses related to indemnified loans gradually decreased. During the second quarter of 2007, we evaluated our allowance for the recourse obligation reserve and our analysis showed an overaccrual. This overaccrual was due to the fact that we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses. Therefore, based upon this analysis, we reduced the recourse obligation reserve by $118,394 during the second quarter of 2007. If these trends continue, we may have to reduce the allowance for recourse liability further in the second half of 2007.

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

At June 30, 2007, the Company’s and Bank’s leverage ratio was 8.64% and 8.28%, respectively, compared to 8.83% and 8.31% at December 31, 2006 and 9.64% and 8.67%, respectively, at June 30, 2006. On May 18, 2006, the Company, through Crescent Capital Trust III, completed an offering and sale of $3.5 million of trust preferred securities. The proceeds from the sale of the trust preferred securities were used during the fourth quarter of 2006 to repay the junior subordinated debentures issued to Crescent Capital Trust I in connection with a previous issuance of trust preferred securities in the fourth quarter of 2001.

At June 30, 2007, our total consolidated shareholders’ equity was $64.3 million, or 7.38% of total consolidated assets, compared to $58.5 million, or 7.75% of total consolidated assets, at June 30, 2006, and $61.8 million, or 7.92% of total consolidated assets, at December 31, 2006. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first half of 2007 was the result of the increase in the Bank’s total consolidated assets, which grew approximately $91.5 million, or 12%, in the first half of 2007 and due to the payment of approximately $834,000 in dividends in the first six months of 2007. The decrease in this ratio caused by the effects of the increase in our consolidated assets and the payment of dividends was somewhat offset by the Company’s net income of $3.0 million and the exercise of 4,500 stock options during the first six months of 2007.

At June 30, 2007, the Company’s ratio of total consolidated capital to risk-adjusted assets was 9.80%, 8.73% of which consisted of tier 1 capital and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 9.32%, 8.25% of which consisted of tier 1 capital. A quarterly dividend of $0.16 was declared in April 2007 and paid on May 31, 2007. A quarterly dividend of $0.16 per share was declared in July 2007, and is payable on August 31, 2007.

As of June 30, 2006, the Company’s ratio of total consolidated capital to risk-adjusted assets was 11.26%, 10.19% of which consisted of tier 1 capital, and, as of December 31, 2006, total consolidated capital to risk-adjusted assets was 10.45%, 9.37% of which consisted of tier 1 capital. As of June 30, 2006, the Bank’s ratio of total capital to risk-adjusted assets was 10.06%, 8.99% of which consisted of tier 1 capital, and, as of December 31, 2006, total capital to risk-adjusted assets was 9.91%, 8.83% of which consisted of tier 1 capital.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held to maturity and investment securities held for sale. These average liquid assets totaled $45.8 million, $70.5 million and $65.9 million, respectively, during the six month period ended June 30, 2007, the six month period ended June 30, 2006, and the twelve month period ended December 31, 2006, representing 6%, 11% and 10% of average deposits and borrowings, respectively, for those periods. Average liquid assets decreased by approximately $20.1 million, or 31%, from December 31, 2006 to June 30, 2007 and average liquid assets as a percentage of average deposits and borrowings decreased approximately 4% from December 31, 2006 to June 30, 2007. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings decreased due to the Company reducing its liquidity in 2007 in trying to earn a higher net interest margin. The Company, on average, held $22.0 million less in federal funds sold in the first six months of 2007 compared to year end 2006. Average commercial banking loans were 99%, 94% and 95% of average commercial bank deposits and borrowings during the six month periods ended June 30, 2007 and June 30, 2006, and the twelve month period ended December 31, 2006, respectively. Average interest-earning assets were 104% of average commercial banking deposits and borrowings during the six month periods ended June 30, 2007 and June 30, 2006, and the twelve month period ended December 31, 2006. The ratio of average commercial banking loans to average commercial banking deposits and borrowings increased during the first six months of 2007 compared to the first six months of 2006. The increase in the percentage is also mainly due to the Company reducing its liquidity in 2007 to earn a higher net interest margin. The growth in average interest-earning assets of $91.3 million outpaced the growth in average interest-bearing liabilities of $77.0 million from the first six months of 2006 to the first six months of 2007, and therefore, the Bank held less in federal funds sold during the first six months of 2007 in comparison with the same period in 2006.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $39.5 million and maintains a line of credit up to approximately $44.0 million at the FHLB. At June 30, 2007 we had $35.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. For the six months ended June 30, 2007, the average balance in FHLB advances was approximately $35.5 million. All of the $35.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans, by investment securities and by FHLB stock. The Bank currently is holding approximately $6.8 million in unpledged investment securities, which gives the Bank the ability to borrow an additional $15 million in FHLB advances at June 30, 2007. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. In the past, the Bank has used out-of market and brokered deposits to provide liquidity in order to fund loan growth but decreased its use of these deposits in the second and third quarters of 2006. During the first six months of 2007, the Bank mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $57.8 million in the first six months of 2007 from $72.8 million at December 31, 2006 to $130.6 million at June 30, 2007. The Bank’s out-of-market and brokered deposits at June 30, 2006 was $73.0 million. We saw the cost of out of market and brokered deposits increase to levels equal to or even exceeding that in our local market in 2006 and out-of-market and brokered deposits were used very little as a funding source during this time period. However, since the fourth quarter of 2006, we saw the cost of out of market and brokered deposits fall to approximately 15 to 20 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth during the first six months of 2007. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2006, if the Bank’s liquidity position remains under pressure. The cost of funds of interest-bearing deposits has increased only slightly from 4.89% in the first quarter of 2007 to 4.91% in the second quarter of 2007. An increase in deposit rates could affect our net interest margin and net income in the future.

Commercial Commitments

The following table presents our other commercial commitments at June 30, 2007. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$133,845	$97,546	$33,497	$228	$2,574
Letters of Credit (2)	3,217	3,122	27	68	—

Total commercial commitments	$137,062	$100,668	$33,524	$296	$2,574

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2007 and December 31, 2006, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $9,430,000 with a fair value of approximately $(185,000) at June 30, 2007 and approximately $9,604,000 with a fair value of approximately $(391,000) at December 31, 2006. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended June 30, 2007. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

The following table shows our rate sensitive position at June 30, 2007. Approximately 75% of earning assets and 89% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year cumulative time period, was $52.6 million, or 6.0% of total assets. At June 30, 2006, for the one-year cumulative period, the Bank had excess interest-bearing assets over interest-bearing liabilities of approximately $79.5 million, or 10.5% of total assets. Since the second quarter of 2006, the Bank has offered several short-term certificate of deposit specials and also originated more fixed-rate loans. This has changed our rate sensitivity position in the one year cumulative period from an asset-sensitive position to a liability-sensitive position. The Bank has used shorter-term funding and tried to originate more fixed rate loans in anticipation of a possible decrease in interest rates during 2007 and 2008.

Interest Rate Sensitivity Gaps

As of June 30, 2007

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$513,191	$73,598	$160,123	$20,552	$767,464
Investment securities	537	1,466	9,223	9,712	20,938
Mortgage loans held for sale	659	—	—	—	659
Federal funds sold	17,887	—	—	—	17,887
Interest-bearing deposits in other banks	3,020	—	—	—	3,020

Total interest-earning assets	$535,294	$75,064	$169,346	$30,264	$809,968

Interest-bearing liabilities
Interest-bearing demand deposits	$137,992	$—	$—	$—	$137,992
Time deposits	160,965	334,134	65,001	—	560,100
Other borrowings	18,857	11,000	17,000	—	46,857

Total interest-bearing liabilities	$317,814	$345,134	$82,001	$—	$744,949

Interest sensitivity gap	$217,480	$(270,070)	$87,345	$30,264	$65,019
Interest sensitivity gap – cumulative	$217,480	$(52,590)	$34,755	$65,019	$65,019

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above except for the one year time frame. An asset sensitive position means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. A liability sensitive position means that during each period, if interest rates increase, then the net interest margin will decrease, and if interest rates decline, the net interest margin will increase. At June 30, 2007, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which resulted in fairly steady interest rates in 2002 and 2003, dropping only 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation gradually increased with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. During 2005, the Federal Reserve raised rates by a total of 200 basis points and raised rates by an additional 125 basis points in the first six months of 2006. The Federal Reserve did not raise rates during the third and fourth quarters of 2006 and the first and second quarters of 2007, but indicated that further changes in rates would be determined by market information.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is a party to a variety of legal proceedings and claims arising in the ordinary course of its businesses. While these matters generally are covered by the Company’s insurance policies, there is no assurance that the Company’s insurance policies will cover the expenses that may arise in connection with any particular proceeding or claim. The Company presently believes that all of the legal proceedings and claims to which the Company was subject as of June 30, 2007, taken as a whole, will not have a material adverse effect on the Company’s liquidity, business, financial condition or results of operations.

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

The Annual Meeting of Shareholders of the Company was held on May 3, 2007, at which time the following matters were brought before and voted upon by the shareholders:

Name	Term expiring	For	Withhold Authority or Against	Abstentions and Broker Non-Votes
John S. Dean, Sr., Class I Director	2010	2,196,920	16,379	51,540

Charles R. Fendley, Class I Director	2010	2,206,723	6,576	52,540

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Name	Term expiring
J. Donald Boggus, Jr., Class II Director	2008

Charles Gehrmann, Class II Director	2008

Michael W. Lowe, Class III Director	2009

Janie Whitfield, Class III Director	2009

Cecil Pruett, Class III Director	2009

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the

Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed on April 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: August 10, 2007	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: August 10, 2007	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.