Form 10-Q
period 2007-09-30
CRESCENT BANKING CO
filed 2007-11-09
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, Crescent Banking Company had 5,256,146 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$6,368,617	$7,581,450
Interest-bearing deposits in banks	4,871,536	1,027,770
Federal funds sold	10,785,000	11,968,000
Investment securities available-for-sale	21,150,326	17,494,279
Investment securities held-to-maturity, at cost (fair value approximates $728,241 and $1,720,116, respectively)	728,241	1,728,241
Restricted equity securities	3,184,275	3,365,775
Mortgage loans held for sale	674,287	545,769
Loans	802,245,738	697,288,060
Less allowance for loan losses	(9,426,800)	(8,023,565)

Loans, net	792,818,938	689,264,495
Premises and equipment	21,254,541	21,140,757
Other real estate owned	5,133,759	247,830
Cash surrender value of life insurance	13,461,280	8,242,326
Goodwill	3,442,714	3,442,714
Deposit intangible	336,219	430,532
Deferred tax asset	5,587,294	5,378,485
Other assets	9,837,295	7,812,468

Total Assets	$899,634,322	$779,670,891

Liabilities
Deposits
Non interest-bearing	$44,587,511	$46,040,938
Interest-bearing	720,520,545	612,814,424

Total deposits	765,108,056	658,855,362
Short-term borrowings	13,000,000	14,000,000
Long-term borrowings	45,167,000	35,857,000
Accrued interest and other liabilities	8,525,174	6,861,769
Liabilities related to discontinued operations	1,982,983	2,318,896

Total liabilities	$833,783,213	$717,893,027

Shareholders’ equity
Common stock, par value $1.00; 20,000,000 shares authorized; 5,256,146 and 5,218,146 issued, respectively	$5,256,146	$5,218,146
Capital surplus	17,494,491	16,934,569
Retained earnings	43,506,134	40,094,762
Treasury stock, 33,336 shares	(296,091)	(296,091)
Accumulated other comprehensive loss	(109,571)	(173,522)

Total shareholders’ equity	65,851,109	61,777,864

Total liabilities and shareholders’ equity	$899,634,322	$779,670,891

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$16,841,599	$13,575,469	$46,948,367	$37,454,360
Mortgage loans held for sale	2,760	6,171	13,265	13,951
Taxable securities	333,105	291,018	902,175	837,337
Deposits in banks	29,577	11,648	74,952	27,890
Federal funds sold	155,328	447,503	523,484	1,336,698

Total interest income	17,362,369	14,331,809	48,462,243	39,670,236
Interest expense
Deposits	8,881,359	6,731,602	24,516,410	17,735,402
Short-term borrowings	154,364	134,688	447,881	354,822
Long-term borrowings	520,294	609,917	1,407,400	1,764,324

Total interest expense	9,556,017	7,476,207	26,371,691	19,854,548

Net interest income	7,806,352	6,855,602	22,090,552	19,815,688
Provision for loan losses	736,000	488,000	1,941,000	1,353,000

Net interest income after provision for loan losses	7,070,352	6,367,602	20,149,552	18,462,688

Noninterest income
Service charges on deposit accounts	411,986	245,496	1,121,130	754,761
Gains on sales of SBA loans	122,344	169,456	407,217	418,841
Other operating income	526,518	840,821	1,507,150	2,013,916

Total noninterest income	1,060,848	1,255,773	3,035,497	3,187,518

Noninterest expenses
Salaries and employee benefits	2,885,548	2,597,724	8,881,223	7,178,362
Occupancy and equipment	441,247	382,800	1,235,208	1,219,175
Supplies, postage, and telephone	263,060	240,148	810,712	754,810
Advertising	98,227	102,150	355,281	355,730
Insurance expense	181,313	86,224	366,790	245,947
Depreciation and amortization	425,756	338,324	1,258,909	1,019,586
Legal and professional	338,961	271,432	1,059,121	845,966
Director fees	117,600	146,325	358,275	319,625
Foreclosed asset expense, net	425,628	204,825	567,659	247,738
Other operating expenses	395,607	301,375	1,065,710	946,192

Total noninterest expenses	5,572,947	4,671,327	15,958,888	13,133,131

Income from continuing operations before income taxes	2,558,253	2,952,048	7,226,161	8,517,075
Applicable income taxes	910,469	1,137,335	2,637,324	3,243,062

Income from continuing operations	1,647,784	1,814,713	4,588,837	5,274,013
Income from operation of discontinued mortgage subsidiary, net of tax expense of $43,799 and $0 for the nine months ended	—	—	74,595	—

Net income	1,647,784	1,814,713	4,663,432	5,274,013

Other comprehensive income
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	212,070	112,598	63,951	(13,936)

Comprehensive income	$1,859,854	$1,927,311	$4,727,383	$5,260,077

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Earnings per share
Basic earnings per share	$0.32	$0.35	$0.90	$1.02
Diluted earnings per share	$0.30	$0.34	$0.85	$0.99

Earnings per share from continuing operations
Basic earnings per share from continuing operations	$0.32	$0.35	$0.89	$1.02
Diluted earnings per share from continuing operations	$0.30	$0.34	$0.84	$0.99

Earnings per share from discontinued operations
Basic Earnings per share from discontinued operations	$0.00	$0.00	$0.01	$0.00
Diluted Earnings per share from discontinued operations	$0.00	$0.00	$0.01	$0.00

Cash dividends per share of common stock	$0.080	$0.070	$0.240	$0.1775

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2007	2006
Operating Activities
Net income	$4,663,432	$5,274,013
Adjustments to reconcile net income to net cash provided by operating activities:
Income of discontinued operations	(74,595)	—
Amortization of premium on securities	12,354	16,577
Amortization of deposit intangible	94,313	94,313
Net (gain) loss on sale of other real estate owned	(20,464)	38,326
Net loss on sale/disposal of premises and equipment	—	42,491
Amortization of mortgage servicing rights	10,438	10,439
Provision for loan losses	1,941,000	1,353,000
Depreciation	1,154,157	914,838
Proceeds from sales of mortgage loans held for sale	30,357,148	37,332,124
Originations of mortgage loans held for sale	(30,485,666)	(36,671,488)
Income on life insurance policies	(318,954)	(208,446)
Increase in deferred income taxes	(324,490)	(42,865)
Increase in interest receivable	(961,981)	(395,507)
Increase (decrease) in interest payable	(450,696)	1,499,159
Stock-based compensation expense	483,183	143,036
Net cash used in discontinued operations	(261,318)	(545,437)
Net change in other assets, liabilities and other operating activities	1,423,864	1,981,486

Net cash provided by operating activities	7,241,725	10,836,059

Investing Activities
Net increase in interest-bearing deposits in banks	(3,843,766)	(1,021,360)
Purchase of securities available-for-sale	(5,957,895)	(4,706,828)
Proceeds from maturities/calls of securities available-for-sale	2,396,080	1,153,720
Proceeds from maturities of other securities	181,500	315,000
Proceeds from maturities/calls of securities held-to-maturity	1,000,000	425,000
Purchase of other securities	—	(206,800)
Proceeds from sale of other real estate owned	476,736	1,578,029
Proceeds from sale of other investments	—	525,552
Sale of premises and equipment	—	15,207
Net increase in federal funds sold	1,183,000	23,494,000
Net increase in loans	(111,147,644)	(80,133,279)
Purchase of life insurance policies	(4,900,000)	—
Purchase of premises and equipment	(1,267,941)	(4,578,608)

Net cash used in investing activities	(121,879,930)	(63,140,367)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the nine months ended September 30,
	2007	2006
Financing Activities
Net increase in deposits	106,252,693	54,249,168
Net increase (decrease) in borrowings	8,310,000	(5,391,000)
Excess tax benefits from share-based payment arrangements	47,567	133,352
Proceeds from the exercise of stock options	67,173	237,656
Dividends paid	(1,252,061)	(914,981)

Net cash provided by financing activities	113,425,372	48,314,195

Net decrease in cash and due from banks	(1,212,833)	(3,990,113)
Cash and due from banks at beginning of year	7,581,450	12,793,467

Cash and due from banks at end of period	$6,368,617	$8,803,354

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$26,822,388	$18,355,389
Cash paid during period for taxes	2,666,000	3,098,000
Principal balances of loans transferred to other real estate owned	5,652,201	1,356,078
Unrealized gain (loss) on securities available for sale, net	63,951	(13,936)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Crescent Banking Company’s (the “Company,” “Crescent,” “we,” or “our”) consolidated financial statements and notes thereto in its 2006 annual report on Form 10-K filed on March 27, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at September 30, 2007 and December 31, 2006 include liabilities of $1,982,983 and $2,318,896, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for recourse liability. When the Company operated its wholesale residential mortgage business, mortgage loans held for sale were carried at the lower of aggregate cost or market price, and therefore no reserve for mortgage loans held for sale was carried. When a loan was sold, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. Purchasers of loans typically conducted their own review of the loans, and the Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company breached its representations and warranties with respect to the loans sold. The Company relied on its underwriting department to ensure compliance with individual investor standards prior to the sale of loans, as well as its quality control department that randomly tests loans sold. At September 30, 2007 and December 31, 2006, the Company had approximately $1.9 million and $3.6 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans for which the Company may have to indemnify the purchaser. The estimated recourse liability at September 30, 2007 and December 31, 2006 for future losses is $2.0 million and $2.3 million, respectively, and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2006 to September 30, 2007.

Changes in the allowance for recourse obligation are as follows:

2007
Balance at December 31, 2006	$2,318,896
Reduction in estimated recourse obligations	(118,394)
Losses indemnified	(217,519)

Balance at September 30, 2007	$1,982,983

NOTE 3—CASH FLOW INFORMATION

For purpose of the statements of cash flows, cash equivalents include amounts due from banks.

NOTE 4—EARNINGS PER SHARE

The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

	Three Months Ended September 30, 2007
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,647,784	5,165,810	$0.32
Effect of dilutive securities (stock options)		296,746
Diluted earnings per share	$1,647,784	5,462,556	$0.30

Continuing Operations
Basic earnings per share	$1,647,784	5,165,810	$0.32
Effect of dilutive securities (stock options)		296,746
Diluted earnings per share	$1,647,784	5,462,556	$0.30

Discontinued Operations
Basic earnings per share	$0	5,165,810	$0.00
Effect of dilutive securities (stock options)		296,746
Diluted earnings per share	$0	5,462,556	$0.00

	Three Months Ended September 30, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,814,713	5,156,810	$0.35
Effect of dilutive securities (stock options)		184,327
Diluted earnings per share	$1,814,713	5,341,137	$0.34

Continuing Operations
Basic earnings per share	$1,814,713	5,156,810	$0.35
Effect of dilutive securities (stock options)		184,327
Diluted earnings per share	$1,814,713	5,341,137	$0.34

Discontinued Operations
Basic earnings per share	$0	5,156,810	$0.00
Effect of dilutive securities (stock options)		184,327
Diluted earnings per share	$0	5,341,137	$0.00

NOTE 4—EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30, 2007
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$4,663,432	5,163,244	$0.90
Effect of dilutive securities (stock options)		330,468
Diluted earnings per share	$4,663,432	5,493,712	$0.85

Continuing Operations
Basic earnings per share	$4,588,837	5,163,244	$0.89
Effect of dilutive securities (stock options)		330,468
Diluted earnings per share	$4,588,837	5,493,712	$0.84

Discontinued Operations
Basic earnings per share	$74,595	5,163,244	$0.01
Effect of dilutive securities (stock options)		330,468
Diluted earnings per share	$74,595	5,493,712	$0.01

	Nine Months Ended September 30, 2006
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$5,274,013	5,150,427	$1.02
Effect of dilutive securities (stock options)		176,062
Diluted earnings per share	$5,274,013	5,326,489	$0.99

Continuing Operations
Basic earnings per share	$5,274,013	5,150,427	$1.02
Effect of dilutive securities (stock options)		176,062
Diluted earnings per share	$5,274,013	5,326,489	$0.99

Discontinued Operations
Basic earnings per share	$0	5,150,427	$0.00
Effect of dilutive securities (stock options)		176,062
Diluted earnings per share	$0	5,326,489	$0.00

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to attempt to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2007 and December 31, 2006, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $9,342,000 with a fair value of approximately $(422,000) at September 30, 2007 and approximately $9,604,000 with a fair value of approximately $(391,000) at December 31, 2006. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that requires the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2007. If a counterparty, in particular a borrower, fails to perform pursuant to its obligation and the market value of the financial derivative is negative, then the Company is obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company receives a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The Company’s interest rate derivatives policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. The Company is subject to the risk that a counterparty, in particular a borrower, will fail to perform; however, management believes that this risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations.

NOTE 6—INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the “Interpretation”). This Interpretation provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no impact on the Company’s financial statements.

Unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and subsequent periods.

NOTE 7—TRUST PREFERRED SECURITIES

As of September 30, 2007, the Company had aggregate long-term liabilities of $22,167,000 relating to the issuance of junior subordinated debentures to Crescent Capital Trust II, ( “Trust II”), Crescent Capital Trust III (“Trust III”), and Crescent Capital Trust IV (“Trust IV”) in connection with the issuance of an aggregate of $21,500,000 of trust preferred securities by such trusts.

During the third quarter of 2005, the Company organized Trust II, a statutory business trust that issued $8,000,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long-term liability of $8,248,000 related to the issuance by the Company of $8,248,000 of junior subordinated debentures to Trust II and other assets of $248,000 related to the Company’s purchase of 100% of the common stock of Trust II. The Company contributed $4,180,000 of the proceeds from the sale of the trust preferred securities to the Bank and used the remaining proceeds to repay $3,680,000 of debt outstanding on its line of credit with The Bankers Bank. The trust preferred securities issued by Trust II, and the junior subordinated debentures issued by the Company to Trust II, each bear interest at the prime rate, which was a rate of 8.25% at September 30, 2007.

During the second quarter of 2006, the Company organized Trust III, a statutory business trust that issued $3,500,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long-term liability of $3,609,000 related to the issuance by the Company of $3,609,000 of junior subordinated debentures to Trust III and other assets of $109,000 related to the Company’s purchase of 100% of the common stock of Trust III. The proceeds from the sale of these trust preferred securities were used to redeem the junior subordinated debentures issued to Crescent Capital Trust I (“Trust I”) during the fourth quarter of 2006. The trust preferred securities of Trust I were issued in the fourth quarter of 2001. The trust preferred securities issued by Trust III, and the junior subordinated debentures issued by the Company to Trust III, each bear interest at a rate of 165 basis points over three month LIBOR, which was a rate of 7.01% at September 30, 2007.

During the third quarter of 2007, the Company organized Trust IV, a statutory business trust that issued $10,000,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long-term liability of $10,310,000 related to the issuance by the Company of $10,310,000 of junior subordinated debentures to Trust IV and other assets of $310,000 related to the Company’s purchase of 100% of the common stock of Trust IV. The Company contributed $10,000,000 of the proceeds from the sale of the trust preferred securities to the Bank to provide capital for further growth and expansion. The trust preferred securities issued by Trust IV, and the junior subordinated debentures issued by the Company to Trust IV, each bear interest at a rate of 260 basis points over three month LIBOR, which was a rate of 8.105% at September 30, 2007.

All of these trust preferred securities have 30 year maturities, and are callable at par at the option of the Company after five years from the date of issuance.

NOTE 8—BENEFIT PLANS

In 1999, the Bank provided a supplemental retirement plan (the “SERP”) to its banking officers funded with life insurance. This plan was a non-qualified, indexed retirement plan including an endorsement split dollar agreement. In the first quarter of 2000, we added our directors to the plan. The benefits that were to be provided under the SERP were funded from life insurance covering each officer and director that was purchased and owned by the Company. The amount of the benefit provided under this plan was dependent on the performance of the insurance index, and therefore such benefits were not guaranteed. Neither the Company nor the covered officers and directors made any cash contributions to this plan. Under the endorsement split dollar agreement, the beneficiary of the covered officer or director, as appropriate, would receive a death benefit in the amount of 80% of the net at risk life insurance portion of the death benefit. The net at risk insurance portion is the total proceeds less the cash value of the policy.

During the third quarter of 2007, the Company restated the plan due to new accounting interpretations and tax laws related to the previous SERP. In the process of restating the previous plan, the Company reached agreements to buy-out all former employees and directors that participated in the previous plan except for one former director, who remains on the former plan including the endorsement split dollar agreement. These former employees and directors will be paid settlements in the first quarter of 2008. The total amount to be paid to the former employees and former directors is approximately $207,000. The restated supplemental retirement plan is a non-qualifying deferred compensation plan with a defined benefit for the officers and directors. The Company purchased an additional $4.9 million in new insurance policies during the second quarter of 2007 due to the restatement of the supplemental retirement plan. As of September 30, 2007, the Company had approximately $13.5 million in bank owned life insurance on the participating officers and directors, which are expected to provide funding for future benefit payments. The life insurance policies are designed to offset the program’s cost during the lifetime of the participant and to provide complete recovery of all the program’s costs at their death. As the owner and beneficiary of these policies, the Company monitors the associated risks, including diversification, lending limits, concentration, interest rate risk, credit risk and liquidity. Quarterly financial information on the insurance carriers will be provided to the Company to monitor their financial performance. The benefits for each officer and director participating in the plan will accrue and vest during the period of employment and will be distributed as monthly benefit payments for fifteen years when the covered officer or director, as appropriate, reaches his or her retirement age. The new plan provides that the retirement age is 65 for officers and 70 for directors. The benefits from the new plan for officers and directors were established at the implementation of the new plan and do not depend on the performance of the life insurance policies, as provided in the former plan. The monthly payments will be based upon a percentage of the projected base salary for officers, or projected compensation for directors, as appropriate, at retirement. The percentage of base salary applied to officers is between 50% and 15%, depending on the level of the officer. The percentage of annual compensation applied to directors is 30%. The plan also provides for payment of disability or death benefits in the event a participating officer/director becomes permanently disabled or dies prior to attainment of retirement age. If the Company has a change in control before the officer or director, as appropriate, reaches retirement age, then the participating officer or director will be entitled to a benefit. Under the former plan, the provisions of approximately $393,000 and $235,000 were expensed for the nine months ended September 30, 2007 and 2006, respectively, for future benefits to be provided under the former plan. The total liability under the former plan at September 30, 2007 and December 31, 2006 was approximately $1,760,000 and $1,732,000, respectively, and is included in Accrued Expenses and Other Liabilities in the accompanying consolidated statements of financial condition. The liability amount of approximately $1,760,000 at September 30, 2007 includes the settlement amounts of the former employees and directors of $207,000.

NOTE 9—STOCK SPLIT

On September 20, 2007, the Company’s board of directors authorized a two-for-one split of the common stock effected in the form of a 100% stock dividend distributed on October 26, 2007, to holders of record on October 15, 2007. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements, and elsewhere in this Report, have been adjusted to reflect the stock split on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock split will be credited to “Common stock” and a like amount charged to “Capital surplus” in 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), including those statements made under this Item 2 and statements contained elsewhere in this Report, may constitute “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, events and developments, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of the Company, or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the commercial banking industry and economy generally. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

the effects of future economic or business conditions, including, without limitation, the recent and dramatic deterioration of the subprime, mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates (which can negatively affect the Company’s net interest margin);

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•

the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and growth, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers, including, without limitation, an increase in those risks as a result of changing economic conditions;

•

the Company’s ability to originate loans and build and manage its assets with a tolerable level of credit risk, and to adopt, maintain and implement policies and procedures designed to identify, address and protect against losses resulting from any such risks;

•

increases in the Company’s non-performing assets (whether as part of non-accrual loans or other real estate owned), or the Company’s inability to recover or absorb losses created by such non-performing assets;

•

the effects of competition from a wide variety of local, regional and national providers of financial, investment and insurance services, including, without limitation, the effects of interest rates and products that the Company will be forced to provide in the face of such competition, which could negatively affect net interest margin and other important financial measures at the Company;

•

the failure of assumptions and judgments underlying the establishment of the allowance for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made;

•

the Company’s ability to maintain adequate liquidity to fund its operations and future growth, especially in light of the volume of the Company’s commercial bank loan production and the competitive pricing for deposits in the Company’s principal market area;

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

•

other factors and other information contained in this Report and in other reports, including, without limitation, under the captions “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements” that the Company files with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date that they are made. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise, except as may otherwise be required by law.

Overview

As of September 30, 2007, the Company was made up of the following entities:

•	Crescent Banking Company (“Crescent”), which is the parent holding company of Crescent Bank & Trust Company (“Crescent Bank” or the “Bank”) and Crescent Mortgage Services, Inc. (“CMS”);

•	Crescent Bank, a community-focused commercial bank;

•	CMS, a mortgage banking company;

•	Crescent Capital Trust II, a Delaware statutory business trust;

•	Crescent Capital Trust III, a Delaware statutory business trust; and

•	Crescent Capital Trust IV, a Delaware statutory business trust.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. Of the $21.5 million in trust preferred securities currently outstanding, approximately $16.5 million qualifies as tier 1 capital for regulatory capital purposes.

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

As of September 30, 2007, the Company had total consolidated assets of approximately $899.6 million, total deposits of approximately $765.1 million, total consolidated liabilities, including deposits, of $833.8 million and consolidated stockholders’ equity of approximately $65.9 million. The Company’s operations are discussed below under “—Results of Operations.”

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

Through the Bank, the Company provides a broad range of banking and financial services to the areas surrounding Jasper, Georgia. The Bank focuses on Pickens, Bartow, Forsyth and Cherokee counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer counties, Georgia as its primary market areas, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 94% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. The Bank makes loans to acquire and develop commercial and residential real estate. The Company does not consider its commercial banking operations to be seasonal in nature. Real estate activity and values tend to be cyclical and vary over time with interest rates and economic activity.

Continued Expansion

Consistent with the Company’s efforts to better serve its market, the Company has engaged in recent expansion of its business. We completed construction of our new Cumming, Georgia branch office in January of 2006, and we concurrently closed our existing Cumming branch location that was being operated out of leased space in a shopping center. We completed construction of our new office in Canton, Georgia in the third quarter of 2006, and we concurrently closed our existing Canton branch location and our Canton loan production office that were being operated out of leased space. We completed construction of a new office in south Cherokee County near Woodstock, Georgia in the first quarter of 2007. With the completion of these last two branches, the Bank has three full service branches in Cherokee County, which is one of the fastest growing counties in Georgia.

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We seek to manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. Many economists feel that interest rates will decline during the fourth quarter of 2007 and the first quarter of 2008, and then will remain stable throughout the rest of 2008. The Federal Reserve’s actions with respect to interest rates will depend upon many future economic and other factors which are not known at this time. During the 0-90 day period, the period during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if rates rise, our net interest margin is expected to improve. Conversely, if interest rates fall, our net interest margin is expected to further decline based on the Company’s present asset sensitive position. We presently expect to continue to feel the earnings pressures created by an unfavorable declining interest rate environment for the foreseeable future.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers and insurance companies, locally, regionally and nationally, some of which compete by offering products and services by mail, telephone, computer and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. The need to compete on the basis of interest rates poses challenges to the Company’s ability to maintain a favorable net interest margin, especially in light of recent economic conditions. Further, the need to compete for loans can result in less favorable credit risks (and resulting non-performing assets and charge offs) than the Company would desire to achieve. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s market area. Virtually every type of competitor for business of the type served by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services and electronic technology than the Company. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the projected high volume of loan growth for 2007 and future years, and the competitive pricing by competitors in several of our market areas, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out-of-market deposits to supplement deposit growth in our market areas and can borrow an additional $12 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 37% during 2005, 17% during 2006 and 20% (annualized) during the first nine months of 2007. Also, since 2005, the Bank has added approximately 26 new loan officers, which were mainly related to the addition of five new full service branches and two new loan production offices. The weakening of the real estate market has had, and could continue to have a negative effect on the Bank’s loan portfolio. Approximately 94% of the Bank’s loan portfolio is secured by real estate, including 54% related to construction, acquisition and development loans. The Bank must maintain the proper procedures to be able to monitor its loan growth, including the quality of the loans, and its concentration in real estate secured loans. If the credit quality of the Bank’s loan portfolio declines, then the Bank’s net income and ability to raise capital and expand could be limited.

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

Allowance for Loan Losses

The establishment of our allowance for loan losses is based upon our assessment of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, economic conditions and issues with respect to individual borrowers. Evaluation of these factors involves subjective estimates and judgments that are uncertain, inherently subjective and subject to change.

Recourse Obligation Reserve

In the wholesale mortgage business that we operated prior to December 31, 2003, we regularly made representations and warranties to purchasers of our mortgage loans and insurers that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. The establishment of the recourse obligation reserve is based upon our assessments of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, industry trends and economic conditions. Before 2002, the Bank’s history of losses in connection with mortgage loans sold into the secondary market was minimal. The Company established this recourse obligation reserve initially during 2003 with the increase in the number of loans indemnified and the increase in the occurrence of losses from these loans. The trend of such losses experienced in 2003 increased in 2004, and we added an additional $2.9 million to the recourse obligation reserve. During 2005, 2006 and the first nine months of 2007, our losses related to indemnified loans have gradually decreased and we have not made any further additions to the recourse obligation reserve. During the second quarter of 2007, we evaluated our allowance for the recourse obligation reserve and such analysis showed an overaccrual. This overaccrual was due to the fact that the Company has indemnified fewer loans than previously estimated and has had several indemnified loans pay-off without any losses. Therefore, based upon this analysis, we reduced the recourse obligation reserve by $118,394 during the second quarter of 2007. Our analysis of the reserve during the third quarter of 2007 resulted in no adjustment. Given the limited historical information available to management with respect to the Company’s potential obligations to make indemnification payments, the evaluation of these factors involves subjective estimates and judgments that may change.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities, which may be affected by economic conditions, competition and other factors;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as noninterest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the nine months ended September 30, 2007 and 2006:

	Average Balances		Yields /Rates		Income / Expense		Increase (Decrease)	Change Due to
	2007	2006	2007	2006	2007	2006		Rate	Volume
Assets
Loans, including fee income	$741,348	$619,734	8.47%	8.08%	$46,948	$37,454	$9,494	$1,799	$7,695
Mortgage loans held for sale	308	255	5.76%	7.31%	13	14	(1)	(3)	2
Taxable securities	23,441	23,445	5.15%	4.77%	902	837	65	66	(1)
Federal funds sold	13,494	37,243	5.19%	4.80%	524	1,337	(813)	108	(921)
Interest-bearing deposits in banks	1,973	774	5.08%	4.82%	75	28	47	2	45

Total earning assets	780,564	681,451	8.30%	7.78%	48,462	39,670	8,792	1,972	6,820

Cash and due from banks	6,093	9,258
Allowance for loan losses	(8,544)	(7,113)
Other assets	63,253	52,240

Total	$841,366	$735,836

Liabilities and Equity
Interest-bearing demand	$78,800	$89,355	3.12%	3.17%	$1,838	$2,120	$(282)	$(34)	$(248)
Savings	57,686	43,222	3.92%	2.78%	1,693	898	795	370	425
Certificates of deposit	528,349	432,432	5.31%	4.55%	20,985	14,717	6,268	2,458	3,810

Total interest-bearing deposits	664,835	565,009	4.93%	4.20%	24,516	17,735	6,781	2,794	3,987
Borrowings	48,111	59,803	5.16%	4.74%	1,855	2,119	(264)	187	(451)

Total interest-bearing liabilities	712,946	624,812	4.95%	4.25%	26,371	19,854	6,517	2,981	3,536

Non interest-bearing demand deposits	50,590	44,502
Other liabilities	13,817	8,642
Shareholders’ equity	64,013	57,880

Total	$841,366	$735,836

Net interest income					$22,091	$19,816	$2,275	$(1,009)	$3,284

Net interest yield on earning assets			3.78%	3.89%
Net interest spread			3.35%	3.53%

Results of Our Commercial Banking Business

Interest Income

Our interest income related to commercial banking increased 21% to $17.4 million for the three months ended September 30, 2007 from $14.3 million for the three months ended September 30, 2006. Our interest income related to commercial banking increased 22% to $48.5 million for the nine months ended September 30, 2007, from $39.7 million for the nine months ended September 30, 2006. The increase in 2007 in interest income was the result of both a higher volume of average commercial banking loans and a higher yield from commercial banking loans. Average commercial banking loans increased $133.5 million, or 20%, for the quarter ended September 30, 2007 and $121.6 million, or 20%, for the nine months ended September 30, 2007 over the same periods for 2006. This growth in commercial banking loans was the result of higher loan demands in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb counties. The yield from commercial banking loans increased from 8.29% and 8.08% for the three and nine months ended September 30, 2006 to 8.63% and 8.47% for the three and nine months ended September 30, 2007. The increase in the yield from commercial banking loans during 2007 compared to 2006 was mainly the result of the repricing of the commercial banking loan portfolio as the Federal Reserve increased interest rates 125 basis points during the first six months of 2006 and then left interest rates unchanged until September 2007, when it reduced interest rates by 50 basis points. Approximately 60% of our commercial banking loan portfolio is variable rate and adjusts with changes in the prime rate.

Interest Expense

Our interest expense related to the commercial banking business for the three and nine months ended September 30, 2007 amounted to $9.6 million and $26.4 million, respectively, compared to $7.5 million and $19.9 million for the three and nine months ended September 30, 2006, an increase of 28% and 33%, respectively. Interest expense related to commercial banking deposits for the three and nine months ended September 30, 2007 was $8.9 million and $24.5 million compared to $6.7 million and $17.7 million for the three and nine months ended September 30, 2006, an increase of 32% and 38%, respectively. The increase in interest expense from interest-bearing deposits resulted from both the increase in the average balance of interest-bearing deposits and the increase in the cost of funds of interest-bearing deposits. Average interest-bearing deposits increased approximately $120.2 million, or 20%, from $588.5 million for the three months ended September 30, 2006 to $708.8 million for the three months ended September 30, 2007. Average interest-bearing deposits increased approximately $99.8 million, or 18%, from $565.0 million for the nine months ended September 30, 2006 to $664.8 million for the nine months ended September 30, 2007. During the first nine months of 2007, the Bank has mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $62.9 million, or 80%, in the first nine months of 2007 from $78.4 million at December 31, 2006 to $141.3 million at September 30, 2007. We witnessed the cost of out-of-market and brokered deposits increase to levels equal to or even exceeding the costs in our local market during 2006, and therefore, out-of-market and brokered deposits were rarely used as a funding source. Therefore, during 2006, the Bank ran several certificate of deposit promotions in its local markets in order to fund its loan growth. As a result, certificates of deposit within our market area increased $88.2 million in 2006. However, since the fourth quarter of 2006, we saw the cost of out-of-market and brokered deposits fall to approximately 15 to 20 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth during the first nine months of 2007. The Bank also ran several certificate of deposit specials in its local markets during the second quarter of 2007, increasing deposits in its local markets by approximately $24.2 million during the quarter. The certificates of deposit were issued to fund the high level of loan growth the Bank experienced. The cost of funds from commercial banking deposits increased from 4.55% and 4.20%, respectively, for the three and nine months ended September 30, 2006 to 5.04% and 4.93% for the three and nine months ended September 30, 2007. This increase in the cost of deposits was mainly related to the repricing of time deposits, whose average cost increased 47 and 76 basis points, respectively, for the three and nine months ended September 30, 2007 compared to the same period in 2006. The increase in the cost of deposits was also related to a money market account special that the Bank ran in the second and third quarters of 2007 where the Bank offered a rate of 65% of our lending prime rate. The cost of the Bank’s money market and savings accounts increased 116 and 114 basis points, respectively, during the three and nine months ended September 30, 2007 compared to the same periods in 2006. The Bank has had to run higher costing deposit specials during 2006 and in the first nine months of 2007 due to strong competition in its market area for local deposits. In the third quarters of 2007 and 2006, interest expense accounted for 61% and 59%, respectively, of our total commercial banking business expenses. In the first nine months of 2007 and 2006, interest expense accounted for 60% and 58%, respectively, of our total commercial banking business expenses. The increase in interest expenses resulted from an increase in the cost of funds of interest-bearing deposits and an increase in the average balance of interest-bearing deposits.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2007 were $7.8 million, 3.81% and 3.41% and $22.1 million, 3.78% and 3.35%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2006 were $6.9 million, 3.84% and 3.43% and $19.8 million, 3.89% and 3.53%, respectively. The increase in net interest income from 2006 to 2007 was due primarily to an increase in average commercial banking loans. Average commercial banking loans increased 20% for both the three and nine months ended September 30, 2007 compared to the same periods in 2006. The growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb counties. The decrease in net interest margin and interest spread during the three and nine months ended September 30, 2007 compared to the same periods in 2006 was due to the increase of 45 and 52 basis points, respectively, in yield on the Bank’s interest earning assets being less than the increase of 47 and 70 basis points, respectively, in cost on the Bank’s interest-bearing liabilities. The increase in the cost on the Bank’s interest-bearing liabilities was mainly related to the repricing of its certificates of deposits, the cost of which increased 47 and 76 basis points, respectively, during the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increase in cost was also related to a money market account special that the Bank ran in the second and third quarters of 2007 where the Bank offered a rate of 65% of our lending prime rate. The cost of the Bank’s money market and savings accounts increased 116 and 114 basis points, respectively, during the three and nine months ended September 30, 2007, compared to the same periods in 2006. The Bank has had to offer more costly deposit specials due to strong competition in its market area for local deposits and has had to use out-of-market deposits during 2006 and in the first nine months of 2007 in order to fund the high level of loan growth during the same periods.

Since September 18, 2007, the Federal Reserve has acted on two occasions to reduce interest rates by a total of 75 basis points. In the 0 to 90 days time frame for the repricing of our interest rate sensitive-assets and liabilities, the Company is considered to be in an asset-sensitive position — meaning that, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. This position is mainly due to approximately 60% of the Company’s loan portfolio being variable rate and adjusting with our prime lending rate. As a result, the recent reductions in interest rates, and any other subsequent reductions in interest rates, likely will have a negative effect on our net interest income and net income during the fourth quarter of 2007 and the foreseeable future.

Loan Loss Provisions

For the three and nine months ended September 30, 2007, we made a provision for loan losses of $736,000 and $1,941,000, respectively, and incurred net charge-offs of $128,728 and $537,764, respectively, of commercial banking loans. For the three and nine months ended September 30, 2006, we made a provision for loan losses of $488,000 and $1,353,000, respectively, and incurred net charge-offs of $42,613 and $333,443, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 0.10% (annualized) for the nine months ended September 30, 2007, 0.12% for the year ended December 31, 2006 and 0.07% (annualized) for the nine months ended September 30, 2006. During the second quarter of 2007, the Bank had a recovery of $200,000 from a commercial real estate loan that was charged-off during 2005. If this recovery was not included in the totals for the nine months ended September 30, 2007, the Bank would have incurred net charge-offs of $737,764 for the nine month period ended September 30, 2007, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.11% (annualized) rather than 0.10% (annualized). During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the nine months ended September 30, 2006, the Bank would have incurred net charge-offs of $499,818 for the period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.11% (annualized) rather than 0.07% (annualized). The Bank’s charge-offs in the first nine months of 2007 consisted of two commercial real estate loan charge-offs totaling $403,185, three residential real estate loan charge-offs totaling $345,927, one commercial loan charge-off of $2,956 and various installment and other consumer loan charge-offs, while the charge-offs in the first nine months of 2006 consisted of two commercial real estate loan charge-offs totaling $176,524, three residential real estate loan charge-offs totaling $27,958, one residential construction loan charge-off of $73,048, six commercial loan charge-offs totaling $43,807 and various installment and other consumer loans charge-offs. During the first nine months of 2007, the Bank had two significant loan charge-offs. During the first quarter of 2007, the Bank had one commercial loan charge-off of $328,185 related to a commercial loan relationship originated in 2003 with a finance company. In 2004, the principle owner and manager of the finance company died. The primary collateral for the loan was the accounts receivable of the finance company; however, internal fraud was subsequently discovered within the finance company, and the balance of the accounts receivable was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner, as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. During the second quarter of 2007, the Bank had one residential real estate loan charge-off for $250,000 related to a loan relationship originated in 2004. The remaining balance on this loan of $3.25 million was moved to other real estate owned during the same quarter. For the three and nine months ended September 30, 2007, the provision for loan losses increased to $736,000 and $1,941,000, respectively, from $488,000 and $1,353,000 for the three and nine months ended September 30, 2006. For the quarter ended September 30, 2007, the provision for loan losses increased $248,000 compared to the same period in 2006 even though our loan portfolio’s growth for the quarter was approximately $8.2 million less than in 2006. The increase in the amount of the provision for loan losses for the three months ended September 30, 2007 compared to the same period in 2006 was mainly related to an internal analysis that we conducted of our loan portfolio, which helped us understand the effects on our portfolio of the dramatic downturn in the real estate, credit and liquidity markets and the corresponding general slowdown in the national and local economy during the past two quarters. The largest sector in the Bank’s loan portfolio is construction and acquisition and development loans, which make up 54% of the loan portfolio. This sector, in particular, has been adversely affected by the real estate and general downturn in 2007, and we have seen our criticized loans in this sector increase from $489,187 at December 31, 2006 to $6,001,860 at September 30, 2007. The increase in the amount of the provision for loan losses for the nine months ended September 30, 2007 was related to both our internal analysis of our loan portfolio and the increase in the growth of the loan portfolio in 2007 compared to 2006. During the first nine months of 2007, the loan portfolio grew $105.0 million, compared to $78.4 million during the first nine months of 2006. As a result of the growth in the loan portfolio and our internal analysis of our problem loans, as well as our historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses as we deemed appropriate. The allowance for loan losses as a percentage of total commercial banking loans was 1.18%, 1.15% and 1.15% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. We can make no assurance as to the adequacy of our loan loss reserves, and we may continue to experience credit quality and other issues with respect to our loan portfolio that result in the need to make further provisions for loan losses and/or charge offs.

Noninterest Income

Our noninterest income related to our commercial banking business was $1.1 million and $3.0 million during the three and nine months ended September 30, 2007, respectively, compared to $1.3 million and $3.2 million during the three and nine months ended September 30, 2006, respectively. The decrease in noninterest income for the three month period ended September 30, 2007 compared to the same period in 2006 was primarily due to a gain of approximately $351,000 from the sale of an investment that the Company had in another financial institution in the third quarter of 2006. This decrease in noninterest income was partially offset by an approximately $166,000 increase in deposit service charges, which was related to both a new overdraft protection program that was introduced in March 2007 and to the growth in new accounts and customers during the first nine months of 2007. The decrease in noninterest income for the nine month period ended September 30, 2007 compared to the same period in 2006 was primarily due to a gain in the second quarter of 2006 of approximately $323,000 from the Company’s investment in another financial institution that was purchased and due to the gain during the third quarter of 2006 of approximately $351,000 from the sale of the investment in another financial institution. Other operating income would have increased approximately $167,000 if the Company had not experienced the aforementioned gains from the investment in the other financial institution of $674,000. This increase in other operating income was mainly due to an increase in income from life insurance policies of approximately $111,000 and an increase in SBA servicing fee income of approximately $52,000. The increase in income from life insurance policies was due to the purchase of $4.9 million in new policies during May 2007 due to the restatement of the underlying supplement retirement plan. The increase in income from servicing SBA loans was due to the Bank originating and selling more SBA loans, which increased the total amount of loans serviced. The decrease in noninterest income was also partially offset by an approximately $366,000 increase in deposit service charges, which was related to both a new overdraft protection program that was introduced in March 2007 and to the growth in new accounts and customers during the first nine months of 2007.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $5.6 million and $16.0 million, respectively, for the three and nine months ended September 30, 2007, compared to $4.7 million and $13.1 million, respectively, for the three and nine months ended September 30, 2006. The increase in noninterest expense for both the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 was attributable to an increase in salaries and benefits of approximately $288,000 and $1.7 million, respectively, an increase in depreciation and amortization expense of $87,000 and $239,000, respectively, an increase in legal and professional expense of $68,000 and $213,000, respectively, an increase in insurance expense of $95,000 and $121,000, respectively, and an increase in foreclosed asset expense, net, of $221,000 and $320,000, respectively. The increase in salaries and other payroll expenses in 2007 are due to several factors. One factor is an increase in salaries, including payroll taxes, of approximately $311,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. These increases are due to the addition of eleven new banking officers since September 30, 2006, regular annual raises, and the introduction of the Company’s new bonus plan. Another factor is an increase in stock-based compensation expenses of approximately $483,000. This increase was mainly due to the issuance of 28,500 shares of restricted stock since December 2006, which created stock-based compensation expenses of approximately $117,000 and $292,000 for the three and nine months ended September 30, 2007. There was no similar expense from restricted stock awards in the first nine months of 2006. The expenses for the restricted stock are taken over the vesting period for such shares. The increase in depreciation and amortization expense is due to the addition and completion of our new branch office in Canton, Georgia, which was completed in September 2006, and the addition and completion of our new branch office in south Cherokee County near Woodstock, Georgia in January 2007. The increase in legal and professional fee expense in 2007 over the same periods in 2006 was mainly attributable to an increase in attorney and accounting fees related to the increased regulatory and disclosure requirements for a public company and to an increase in legal fees related to the collection of loans. The increase in insurance expense in 2007 over the same periods in 2006 is due to an increase in FDIC assessments. In 2007, the FDIC changed its method of calculating its assessments, which has led to higher insurance costs for the Bank. The increase in foreclosed asset expense in 2007 over the same periods in 2006 was mainly due to the write-down of $250,000 related to a residential home that was foreclosed upon in the second quarter of 2007 and due to the write-down of $60,000 related to four lots with mobile homes, one of which was foreclosed upon in the first quarter of 2006 and three of which were foreclosed upon in the first quarter of 2007. The Bank has also made improvements during 2007 on two residential homes that were foreclosed upon by the Bank totaling approximately $177,000.

Pretax Net Income

In the three and nine months ended September 30, 2007, our commercial banking pre-tax income was $2.6 million and $7.2 million, respectively, compared to pre-tax income of approximately $3.0 million and $8.5 million for the three and nine months ended September 30, 2006. Pretax income for the three months ended September 30, 2007 decreased approximately $0.4 million, or 13%, compared to the three months ended September 30, 2006. Pretax income for the nine months ended September 30, 2007 decreased approximately $1.3 million, or 15%, compared to the nine months ended September 30, 2006. An increase in noninterest expense of approximately $902,000 and $2.8 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006 were the main reasons for the decreases in pretax income. The increase in noninterest expense was primarily due to an increase in salaries and benefits, depreciation and amortization, legal and professional expense, insurance expense and foreclosed asset expense. The decrease in pretax income was also due to an increase in the provision for loan losses of approximately $248,000 and $588,000, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in the provision for loan losses was mainly attributable to the slowdown in the real estate market and an increase in loan growth in 2007 compared to the same period in 2006. These increases in noninterest expense and the provision for loan losses were partially offset by an increase in net interest income of approximately $951,000 and $2.3 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in net interest income was due to an increase in average commercial banking loans. Average commercial banking loans increased 20% for both the three and nine months ended September 30, 2007 compared to the same periods in 2006. See further discussion above under “—Net Interest Income,” “—Loan Loss Provision,” “—Noninterest Income,” and “—Noninterest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three and nine months ended September 30, 2007 was 35.59% and 36.50%, respectively, compared to 38.53% and 38.08% for the same periods in 2006. The commercial banking business had permanent income tax differences in 2007 and 2006 related to state income tax credits paid and bank-owned life insurance income. Based upon our analysis for these permanent differences for 2007, the effective tax rate in 2007 decreased in comparison to the same period in 2006.

Results of Discontinued Operations From Our Mortgage Banking Business

During the first nine months of 2007, the results from our mortgage banking operations consisted of an adjustment to our allowance for recourse liability. During the second quarter of 2007, we evaluated our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. This evaluation showed an overaccrual in the allowance for recourse liability. This overaccrual was due to the fact that we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses during the first nine months of 2007. Therefore, based upon this analysis, we reduced the allowance for recourse liability by $118,394 during the second quarter of 2007. If these trends continue, we may have to further reduce the allowance for recourse liability. During the first nine months of 2006, the Company had no revenues or expenses related to the discontinued wholesale mortgage banking business.

Financial Condition

General Discussion

Total Assets

Our total assets increased $120.0 million, or 15%, from $779.7 million as of December 31, 2006 to $899.6 million as of September 30, 2007. The increase in total assets was mainly comprised of a $105.0 million, or 15%, increase in the Bank’s commercial loans, a $4.9 million, or 1971% increase in other real estate owned and a $5.2 million, or 63%, increase in the cash surrender value of life insurance. The growth in commercial banking loans was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in its current markets. The increase in other real estate owned was mainly due to three large properties that have been foreclosed upon in 2007, which include a residential house that is being carried at $3.0 million and two automobile service stores that are being carried at $1.8 million. The increase in the cash value of life insurance was due to the purchase of $4.9 million in new insurance policies. During the second quarter of 2007, the Bank purchased $4.9 million in new insurance policies due to changes to and restatements of the Company’s supplemental retirement plan. Our increase in total assets corresponded with a $106.3 million, or 16%, increase in deposits and with a $9.3 million, or 26% increase in long-term borrowings. The increase in long-term borrowings was due to the issuance of $10,310,000 of trust preferred securities during the third quarter of 2007. At September 30, 2006, we had total assets of $760.9 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At September 30, 2007, interest-earning assets totaled $843.6 million and represented 94% of total assets. This represents a $110.2 million, or 15%, increase from December 31, 2006, when interest-earning assets totaled $733.4 million and represented 94% of total assets. This increase was mainly related to a $105.0 million increase in the Bank’s commercial banking loan portfolio. See “—Commercial Banking Business” below. At September 30, 2006, our interest-earning assets totaled $714.0 million and represented 94% of our total assets.

Allowance for Loan Losses

Our assessment of the risk associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $21.3 million at September 30, 2007, compared to $21.1 million at December 31, 2006 and $20.8 million at September 30, 2006. The increase in premises and equipment from September 30, 2006 was primarily due to the remaining construction costs of approximately $1.1 million for the new full service branch in Woodstock, Georgia, which opened in January 2007, and due to the normal purchasing and replacement of technology and equipment throughout the period. This increase was partially offset by depreciation expense from the premises and equipment of approximately $1.6 million.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At September 30, 2007, the total cash value of the life insurance was $13.5 million. At December 31, 2006 and September 30, 2006, the total cash value of the life insurance was $8.2 million and $8.2 million, respectively. The increase of approximately $5.3 million from September 30, 2006 to September 30, 2007 was due to the purchase of $4.9 million in new insurance policies and due to the policy earnings. During the second quarter of 2007, the Bank purchased $4.9 million in new insurance policies due to changes to and restatements of the Company’s supplemental retirement plan during the third quarter of 2007. The plan was restated due to new accounting interpretations and tax laws related to the previous supplemental retirement plan.

Commercial Banking Business

Total Commercial Banking Loans

During the first nine months of 2007, our average commercial banking loans were $741.3 million. These loans constituted 95% of our average consolidated earning assets and 88% of our average consolidated total assets. For the first nine months of 2006, we had average commercial banking loans of $619.7 million, or 91% of our average consolidated earning assets and 84% of our average consolidated total assets. For the year ended December 31, 2006, we had average commercial banking loans of $636.7 million, or 91% of our average consolidated earning assets and 85% of our average consolidated total assets. Commercial banking loans at the periods ended September 30, 2007, December 31, 2006 and September 30, 2006 were $802.2 million, $697.3 million and $672.1 million, respectively. The 20% increase in average commercial banking loans from the nine month period ended September 30, 2006 to the nine month period ended September 30, 2007 was the result of higher loan demand in our service area, as well as the expansion of the Bank’s operations in both its current markets and into new markets in north Fulton, Walton and Cobb counties.

Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the commercial loan portfolio. We maintain our allowance for loan losses at a level that, based upon information available to us at the time, we believe is adequate to absorb the risk of loan losses in the loan portfolio. In determining the appropriate level of the allowance for loan losses, we apply a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is graded:

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

The allowance for loan losses totaled $9.4 million, or 1.18% of total commercial banking loans, at September 30, 2007, $7.7 million, or 1.15% of total commercial banking loans, at September 30, 2006, and $8.0 million, or 1.15% of total loans, at December 31, 2006. During the first nine months of 2007, we made a provision for loan losses of $1,941,000, which was mainly due to the $105.0 million increase we experienced in commercial banking loans during that period. Net charge-offs for the nine months ended September 30, 2007 were $537,764, or 0.10% (annualized) of average loans outstanding. Net charge-offs for the year ended December 31, 2006 were $771,410, or 0.12% of average loans outstanding, and for the nine months ended September 30, 2006 were $333,443, or 0.07% (annualized) of average loans outstanding. During the second quarter of 2007, the Bank had a recovery of $200,000 from a commercial real estate loan that was charged-off during 2005. If this recovery was not included in the totals for the nine months ended September 30, 2007, the Bank would have incurred net charge-offs of $737,764 for the nine month period ended September 30, 2007, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.11% (annualized) rather than 0.10% (annualized). During the first quarter of 2006, the Bank had a recovery of $166,375 from a commercial real estate loan that was charged-off during 2005. The recovery of this charge-off came from the payout on a title insurance claim. If this recovery was not included in the totals for the nine months ended September 30, 2006, the Bank would have incurred net charge-offs of $499,818 for the period, and the ratio of net charge-offs to average commercial banking loans outstanding during the period would have been 0.11% (annualized) rather than 0.07% (annualized). The Bank’s charge-offs in the first nine months of 2007 consisted of two commercial real estate loan charge-offs totaling $403,185, three residential real estate loan charge-offs totaling $345,927, one commercial loan charge-off of $2,956 and various installment and other consumer loans charge-offs, while the charge-offs in the first nine months of 2006 consisted of two commercial real estate loan charge-offs totaling $176,524, three residential real estate loan charge-offs totaling $27,958, one residential construction loan charge-off of $73,048, six commercial loan charge-offs totaling $43,807 and various installment and other consumer loans charge-offs. During the first nine months of 2007, the Bank had two significant loan charge-offs. During the first quarter of 2007, the Bank had one commercial loan charge-off for $328,185 related to a commercial loan relationship originated in 2003 with a finance company. In 2004, the principle owner and manager of the finance company died. The primary collateral for the loan was the accounts receivable of the finance company; however, internal fraud subsequently was detected within the finance company, and the balance of the accounts receivable was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner of the finance company, as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. During the second quarter of 2007, the Bank had one residential real estate loan charge-off for $250,000 related to a loan relationship originated in 2004. The remaining balance on this loan of $3.25 million was moved to other real estate owned during the same quarter. The increase in net charge-offs and in the ratio of net loan charge-offs to average commercial banking loans is mainly related to the two loan charge-offs described above.

The increase in the provision for loan losses, and the determination of the allowance for loan losses as a percentage of commercial banking loans, was based upon our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio in light of prevailing economic conditions, among other factors. The determination of the reserve level rests upon our judgment about factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at September 30, 2007 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, but that are inherently subjective, uncertain and subject to change, and may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown and uncertainties in the economy, including those related to the slowdown in the real estate, credit and liquidity markets, and those created by the war against terrorism, the subprime debacle and natural disasters, additions to the allowance and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	September 30, 2007	December 31, 2006	September 30, 2006
Non-performing loans (1)	$3,405,869	$3,977,439	$2,618,937
Foreclosed properties	5,133,759	247,830	339,358

Total non-performing assets	$8,539,628	$4,225,269	$2,958,295

Loans 90 days or more past due on accrual status	$133,703	$28,921	$929,931
Potential problem loans (2)	$5,298,142	$2,350,245	$3,271,200
Potential problem loans/total loans	0.66%	0.34%	0.49%
Non-performing assets/total loans and foreclosed properties	1.06%	0.61%	0.44%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	1.07%	0.61%	0.58%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. The Bank had approximately $134,000 of commercial banking loans contractually past due more than 90 days and still accruing interest as of September 30, 2007, compared to approximately $29,000 and $930,000, respectively, as of December 31, 2006 and September 30, 2006. Our non-performing commercial banking loans at September 30, 2007 amounted to $3.4 million compared to $4.0 million at December 31, 2006 and $2.6 million at September 30, 2006. The Bank had no renegotiated commercial banking loans at September 30, 2007, December 31, 2006 or September 30, 2006. The decrease in non-performing commercial banking loans from December 31, 2006 to September 30, 2007 was mainly related to two loan relationships. One of the loan relationships was partially paid off with the remaining balance being charged-off, and the other loan relationship was foreclosed upon. In 2004, the Bank placed a loan relationship related to a finance company on non-accrual status. In 2004, the principal owner and manager of the finance company died. The primary collateral for the loan was the accounts receivable of the finance company; however, internal fraud subsequently was detected within the finance company, and the balance of the accounts receivable was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner of the finance company, as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. The other loan relationship totaling approximately $1.8 million is secured by two automobile service centers. This relationship was foreclosed upon in the third quarter of 2007 and the balances were moved to other real estate owned. The decrease in non-performing commercial banking loans from these two loan relationships was partially offset by the addition of four loan relationships. Three of the relationships are related to residential home builders. One of these three loan relationships totaling approximately $470,000 is secured by six residential home lots and a residential home that is approximately ninety percent completed in Oconee County, Georgia. Another of these three loan relationships totaling approximately $385,000, is secured by one residential home lot and a residential home that is approximately ninety-five percent completed in Cherokee County, Georgia. The last of these three loan relationships, totaling approximately $219,000, is secured by a completed residential home in Clayton County, Georgia. This property was foreclosed upon in October 2007 and is presently being marketed. The fourth loan relationship that was added to the non-performing commercial banking loans, totaling approximately $617,000, is secured by one commercial office building lot in Rockdale County, Georgia. The decrease in non-performing commercial banking loans from $5.6 million at June 30, 2007 to $3.4 million at September 30, 2007 was mainly related to one loan relationship. This loan relationship, totaling $2.2 million, was secured by 36 single-family residential lots that are being developed in Forsyth County, Georgia. This loan relationship was paid off in full on July 31, 2007, and the Bank did not experience any loss on the loan relationship. We have evaluated these loan relationships and foreclosed properties, and, based upon information available at that time, we presently feel that the Bank is in a well secured position with respect to most of these relationships. The Bank’s loan portfolio is predominantly secured by commercial and residential real estate in its primary market areas. We presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. As of September 30, 2007, loan loss allowance reserves related to non-performing commercial banking loans totaled approximately $896,000.

Total non-performing commercial assets totaled $8.5 million at September 30, 2007. This compares to total non-performing commercial assets of approximately $4.2 million at December 31, 2006 and $3.0 million at September 30, 2006. The Bank foreclosed on four properties totaling approximately $5.5 million in the first nine months of 2007. One of the properties, totaling $3.25 million, consists of a residential home on Lake Lanier in Hall County, Georgia. The home is approximately 17,000 square feet in size and is located on 1.07 acres. Another property, totaling approximately $145,000, consists of three land lots with mobile homes in Murray County, Georgia. The third of these properties consists of two commercial real estate properties in Cherokee County, Georgia totaling approximately $1.8 million. These two properties are automobile service stores. The last of these properties, totaling approximately $351,000, consists of a completed residential home. This home was sold during the third quarter of 2007 at a gain of approximately $20,000. During the first quarter of 2007, the Bank also sold two other properties, totaling approximately $105,000, that were foreclosed upon in 2006. These properties consisted of land lots with mobile homes, and were sold at no gain or loss. The Bank’s remaining foreclosed properties totaling $5.1 million that have not been sold relate to five loan relationships. One of the properties, totaling approximately $3.0 million, is a residential home on Lake Lanier in Hall County, Georgia. The Bank wrote-off an additional $250,000 on this property during the third quarter of 2007, based upon the slowdown in the residential home market and the drought conditions at Lake Lanier. Another of the properties, totaling approximately $1.8 million, consists of two automobile care centers located in Cherokee County, Georgia. Another of the properties, totaling approximately $138,000, consists of four mobile homes with land lots located in Murray County, Georgia. The Bank wrote down these four lots an additional $60,000 during the third quarter of 2007, based upon the slowdown in the residential home market. Another of the properties, totaling approximately $50,000, is a residential home lot located in Forsyth County, Georgia. The remaining property, totaling approximately $40,000, consists of a residential condominium in Fulton County, Georgia. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties, but can make no assurance as to that expectation.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $2.9 million, or 125%, from December 31, 2006 to September 30, 2007. The increase in potential problem commercial loans from December 31, 2006 to September 30, 2007 was mainly related to one loan relationship totaling approximately $2.5 million. This loan relationship is secured by 41 residential home lots and 6 commercial lots in Bartow County, Georgia that are being developed. Management feels that the loans categorized as potential problem loans at September 30, 2007 are adequately collateralized and believes that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $40.7 million at September 30, 2007, compared to $35.6 million at December 31, 2006 and $41.0 million at September 30, 2006. At September 30, 2007, the Bank had federal funds sold and interest-bearing deposits with other banks of $15.7 million, compared to $13.0 million at December 31, 2006 and $17.7 million at September 30, 2006. Investment securities and restricted equity securities totaled $25.1 million at September 30, 2007, compared to $22.6 million at December 31, 2006 and $23.3 million at September 30, 2006. Since June 30, 2006, the Bank has tried to reduce its balances in federal funds sold and interest-bearing deposits with other banks in an increased effort to reduce the Bank’s liquidity in order to improve its net interest margin. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.2 million and shares held in The Bankers Bank in the amount of $165,975 at September 30, 2007.

Unrealized losses on securities amounted to $232,094 at September 30, 2007, and $445,644 and $319,278 at September 30, 2006 and December 31, 2006, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes all unrealized losses as of September 30, 2007 represent temporary impairment as a result of temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents approximately 2% of amortized cost. All bonds held at September 30, 2007 that have unrealized losses are backed by the U.S. government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $765.1 million, $658.9 million and $634.7 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively, representing increases of 16% and 21%, respectively, over December 31, 2006 and September 30, 2006. Commercial deposits averaged $715.4 million during the nine month period ended September 30, 2007, $609.5 million during the nine month period ended September 30, 2006 and $625.8 million during the twelve-month period ended December 31, 2006. The increase in deposits from December 31, 2006 to September 30, 2007 is mainly due to an increase in out-of-market and brokered deposits. During the first nine months of 2007, the Bank mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $62.9 million in the first nine months of 2007 from $78.4 million at December 31, 2006 to $141.3 million at September 30, 2007. The Bank’s out-of-market and brokered deposits at September 30, 2006 was $72.8 million. For a more detailed analysis of the increase in the cost of out-of-market and brokered deposits, see “Results of Operations—Interest Expense” above. We attempt to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be adversely affected. The Bank also ran several certificate of deposit specials in its local markets during 2007, increasing certificate of deposits in its local markets approximately $30.2 million in order to fund the high level of loan growth the Bank experienced. The Bank also has grown its money market accounts approximately $24.0 million, or 58%, from December 31, 2006 to September 30, 2007. During the second and third quarter of 2007, the Bank ran a money market special that paid interest at the rate of 65% of its prime lending rate. Interest-bearing deposits represented 94% of total deposits at September 30, 2007, compared to 93% at December 31, 2006 and 94% at September 30, 2006. Certificate of deposits comprised 80% of total interest-bearing deposits for September 30, 2007, compared to 79% at December 31, 2006 and 79% at September 30, 2006. The composition of these deposits is indicative of the extremely competitive, interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At September 30, 2007, the Bank had outstanding $36.0 million of Federal Home Loan Bank (“FHLB”) advances at maturity terms ranging from six months to ten years and with an average rate of 4.29%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. As of September 30, 2007, the Bank had the capacity to borrow an additional $12.1 million or up to approximately $48.1 million in total FHLB advances. There were $40.0 million and $38.0 million, respectively, in Federal Home Loan Bank advances outstanding at September 30, 2006 and December 31, 2006.

At September 30, 2007, the Bank had approximately $39.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit at September 30, 2007 and the average balance outstanding during the first nine months of 2007 was approximately $152,000 with an average rate of 5.72%.

Discontinued Operations

On December 31, 2003, the Company completed the sale of its wholesale residential mortgage business conducted by CMS to Carolina Financial Corporation (“Carolina Financial”) and its subsidiary Crescent Mortgage Corporation (“CMC”). Carolina Financial and CMC are not affiliated with the Company or its subsidiaries. Carolina purchased all of CMS’s mortgage loans, pipeline mortgage loans, premises and equipment and assumed all leases and liabilities related to the transferred assets. The Company’s consolidated balance sheets at September 30, 2007 and December 31, 2006 include no assets and include liabilities of $1,982,983 and $2,318,895, respectively, related to discontinued operations. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. When the Company sold loans in the course of its wholesale residential mortgage business, the Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. At September 30, 2007 and December 31, 2006, the Company had approximately $1.9 million and $3.6 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability at both September 30, 2007 and December 31, 2006 for future losses was approximately $2.0 million and $2.3 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. During 2005, 2006 and 2007, our losses related to indemnified loans gradually decreased. During the second quarter of 2007, we evaluated our allowance for the recourse obligation reserve and our analysis showed an overaccrual. This overaccrual was due to the fact that we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses. Therefore, based upon this analysis, we reduced the recourse obligation reserve by $118,394 during the second quarter of 2007. If these trends continue, we may have to reduce the allowance for recourse liability further in the last quarter of 2007.

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

The Company and Bank’s actual capital amounts and ratios for September 30, 2007 and December 31, 2006 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2007:
Total Capital to Risk Weighted Assets:
Company	$93,109	10.83%	$68,752	8%	$	N/A	N/A
Bank	$88,530	10.34%	$68,466	8%		$85,583	10%

Tier I Capital to Risk Weighted Assets:
Company	$78,682	9.16%	$34,376	4%	$	N/A	N/A
Bank	$79,103	9.24%	$34,233	4%		$51,350	6%

Tier I Capital to Average Assets:
Company	$78,682	8.86%	$35,537	4%	$	N/A	N/A
Bank	$79,103	9.03%	$35,053	4%		$43,816	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2006:
Total Capital to Risk Weighted Assets:
Company	$77,602	10.45%	$59,414	8%	$	N/A	N/A
Bank	$73,294	9.91%	$59,153	8%		$73,942	10%

Tier I Capital to Risk Weighted Assets:
Company	$69,578	9.37%	$29,707	4%	$	N/A	N/A
Bank	$65,270	8.83%	$29,577	4%		$44,365	6%

Tier I Capital to Average Assets:
Company	$69,578	8.83%	$31,527	4%	$	N/A	N/A
Bank	$65,270	8.31%	$31,415	4%		$39,269	5%

At September 30, 2007, the Company’s and the Bank’s leverage ratio was 8.86% and 9.03%, respectively, compared to 8.83% and 8.31% at December 31, 2006 and 9.42% and 8.41%, respectively, at September 30, 2006. On May 18, 2006, the Company, through Crescent Capital Trust III, completed an offering and sale of $3.5 million of trust preferred securities. The proceeds from the sale of the trust preferred securities were used during the fourth quarter of 2006 to repay the junior subordinated debentures issued to Crescent Capital Trust I in connection with a previous issuance of trust preferred securities in the fourth quarter of 2001. On August 27, 2007, the Company, through Crescent Capital Trust IV, completed an offering and sale of $10.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities were contributed to the Bank to provide capital for further growth and expansion.

On September 20, 2007, the Company’s board of directors authorized a two-for-one split of the common stock effected in the form of a 100% stock dividend distributed on October 26, 2007, to holders of record on October 15, 2007. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements and elsewhere in this Report have been adjusted to reflect the stock split on a retroactive basis. The par value of the additional shares of common stock issued in connection with the stock split will be credited to “Common stock” and a like amount charged to “Capital surplus” in 2007.

At September 30, 2007, our total consolidated shareholders’ equity was $65.9 million, or 7.32% of total consolidated assets, compared to $60.0 million, or 7.89% of total consolidated assets, at September 30, 2006, and $61.8 million, or 7.92% of total consolidated assets, at December 31, 2006. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first nine months of 2007 was the result of the increase in the Bank’s total consolidated assets, which grew approximately $120.0 million, or 15%, in the first nine months of 2007 and due to the payment of approximately $1,252,000 in dividends in the first nine months of 2007. The decrease in this ratio caused by the effects of the increase in our consolidated assets and the payment of dividends was somewhat offset by the Company’s net income of $4.7 million and the exercise of 4,500 stock options during the first nine months of 2007.

At September 30, 2007, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.83%, 9.16% of which consisted of tier 1 capital, and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 10.34%, 9.24% of which consisted of tier 1 capital. A quarterly dividend of $0.08 was declared in July 2007 and paid on August 31, 2007. A quarterly dividend of $0.08 per share was declared in October 2007, and is payable on December 3, 2007.

As of September 30, 2006, the Company’s ratio of total consolidated capital to risk-adjusted assets was 11.09%, 10.01% of which consisted of tier 1 capital, and, as of December 31, 2006, total consolidated capital to risk-adjusted assets was 10.45%, 9.37% of which consisted of tier 1 capital. As of September 30, 2006, the Bank’s ratio of total capital to risk-adjusted assets was 9.99%, 8.90% of which consisted of tier 1 capital, and, as of December 31, 2006, total capital to risk-adjusted assets was 9.91%, 8.83% of which consisted of tier 1 capital.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held to maturity and investment securities held for sale. These average liquid assets totaled $46.3 million, $67.8 million and $65.9 million, respectively, during the nine month period ended September 30, 2007, the nine month period ended September 30, 2006, and the twelve month period ended December 31, 2006, representing 6%, 10% and 10% of average deposits and borrowings, respectively, for those periods. Average liquid assets decreased by approximately $19.6 million, or 30%, from December 31, 2006 to September 30, 2007 and average liquid assets as a percentage of average deposits and borrowings decreased approximately 4% from December 31, 2006 to September 30, 2007. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings decreased due to the Company reducing its liquidity in 2007 in trying to earn a higher net interest margin. The Company, on average, held $22.8 million less in federal funds sold in the first nine months of 2007 compared to year end 2006. Average commercial banking loans were 99%, 95% and 95% of average commercial bank deposits and borrowings during the nine month periods ended September 30, 2007 and September 30, 2006, and the twelve month period ended December 31, 2006, respectively. Average interest-earning assets were 104% of average commercial banking deposits and borrowings during the nine month periods ended September 30, 2007 and September 30, 2006, and the twelve month period ended December 31, 2006. The ratio of average commercial banking loans to average commercial banking deposits and borrowings increased during the first nine months of 2007 compared to the first nine months of 2006. The increase in the percentage is also mainly due to the Company reducing its liquidity in 2007 to earn a higher net interest margin. The growth in average interest-earning assets of $105.6 million outpaced the growth in average interest-bearing liabilities of $88.1 million from the first nine months of 2006 to the first nine months of 2007, and therefore, the Bank held less in federal funds sold during the first nine months of 2007 in comparison with the same period in 2006.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $39.5 million and maintains a line of credit up to approximately $40.3 million at the FHLB. At September 30, 2007 we had $36.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. For the nine months ended September 30, 2007, the average balance in FHLB advances was approximately $35.1 million. All of the $36.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans, by investment securities and by FHLB stock. The Bank currently is holding approximately $7.9 million in unpledged investment securities, which gives the Bank the ability to borrow an additional $12 million in FHLB advances at September 30, 2007. We presently believe that the Bank’s liquidity is under pressure due to the volume of commercial bank loan production and the competitive pricing for deposits in the Bank’s market area. Any such liquidity pressure would harm our ability to fund our operations and to generate and support further loan and other growth. In the past, the Bank has used out-of market and brokered deposits to provide liquidity in order to fund loan growth but decreased its use of these deposits in the second and third quarters of 2006. During the first nine months of 2007, the Bank mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $62.9 million in the first nine months of 2007 from $78.4 million at December 31, 2006 to $141.3 million at September 30, 2007. The Bank’s out-of-market and brokered deposits at September 30, 2006 was $72.8 million. We saw the cost of out of market and brokered deposits increase to levels equal to or even exceeding that in our local market in 2006, and out-of-market and brokered deposits were used very little as a funding source during this time period. However, since the fourth quarter of 2006, we saw the cost of out of market and brokered deposits fall to approximately 15 to 20 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth during the first nine months of 2007. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2006, if the Bank’s liquidity position remains under pressure. The cost of funds of interest-bearing deposits has increased from 4.91% in the second quarter of 2007 to 5.04% in the third quarter of 2007. An increase in deposit rates could affect our net interest margin and net income in the future.

Commercial Commitments

The following table presents our other commercial commitments at September 30, 2007. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
		(in thousands)
Commitments to extend credit (1)	$126,154	$89,770	$34,058	$206	$2,120
Letters of Credit (2)	3,245	3,087	95	63	—

Total commercial commitments	$129,399	$92,857	$34,153	$269	$2,120

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2007 and December 31, 2006, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest in return. The notional amount of the interest rate swaps was approximately $9,342,000 with a fair value of approximately $(422,000) at September 30, 2007 and approximately $9,604,000 with a fair value of approximately $(391,000) at December 31, 2006. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that requires the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended September 30, 2007. If a counterparty, in particular a borrower, fails to perform pursuant to the obligation and the market value of the financial derivative is negative, the Company is obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company receives a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

Interest Rate Risk

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and thereby achieve reasonably stable earnings and preserve the value of our equity. Changes in interest rates affect our net interest margin and net interest income because such changes affect the amount of interest we receive on interest-bearing assets and the amount of interest we pay on interest-bearing liabilities.

We seek to manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the twelve-month interval.

The following table shows our rate sensitive position at September 30, 2007. Approximately 75% of earning assets and 90% of funding for these earning assets are scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year cumulative time period, was $71.6 million, or 7.9% of total assets. At September 30, 2006, for the one-year cumulative period, the Bank had excess interest-bearing assets over interest-bearing liabilities of approximately $79.5 million, or 10.5% of total assets. Since the second quarter of 2006, the Bank has offered several short-term certificate of deposit specials and also originated more fixed-rate loans. This has changed our rate sensitivity position in the one year cumulative period from an asset-sensitive position to a liability-sensitive position. The Bank has used shorter-term funding and tried to originate more fixed rate loans in anticipation of a decrease in interest rates during 2007 and 2008.

Interest Rate Sensitivity Gaps

As of September 30, 2007

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$531,983	$75,017	$173,822	$21,424	$802,246
Investment securities	411	3,140	10,004	8,324	21,879
Mortgage loans held for sale	674	—	—	—	674
Federal funds sold	10,785	—	—	—	10,785
Interest-bearing deposits in other banks	4,872	—	—	—	4,872

Total interest-earning assets	$548,725	$78,157	$183,826	$29,748	$840,456

Interest-bearing liabilities
Interest-bearing demand deposits	$144,526	$—	$—	$—	$144,526
Time deposits	116,735	394,031	65,229	—	575,995
Other borrowings	24,167	19,000	15,000	—	58,167

Total interest-bearing liabilities	$285,428	$413,031	$80,229	$—	$778,688

Interest sensitivity gap	$263,297	$(334,874)	$103,597	$29,747	$61,767
Interest sensitivity gap – cumulative	$263,297	$(71,577)	$32,020	$61,767	$61,767

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above except for the one year time frame. An asset sensitive position means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. A liability sensitive position means that during each period, if interest rates increase, then the net interest margin will decrease, and if interest rates decline, the net interest margin will increase. At September 30, 2007, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which resulted in fairly steady interest rates in 2002 and 2003, dropping only 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation gradually increased with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. During 2005, the Federal Reserve raised rates by a total of 200 basis points and raised rates by an additional 125 basis points in the first six months of 2006. The Federal Reserve then left rates unchanged until the third quarter of 2007. Since September 18, 2007, the Federal Reserve has acted on two occasions to reduce interest rates by a total of 75 basis points. In the 0 to 90 days time frame for the repricing of our interest rate sensitive-assets and liabilities, the Company is considered to be in an asset-sensitive position — meaning that, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. This position is mainly due to approximately 60% of the Company’s loan portfolio being variable rate and adjusting with our prime lending rate. As a result, the recent reductions in interest rates, and any other subsequent reductions in interest rates, likely will have a negative effect on our net interest income and net income during the fourth quarter of 2007 and the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is a party to a variety of legal proceedings and claims arising in the ordinary course of its businesses. While these matters generally are covered by the Company’s insurance policies, there is no assurance that the Company’s insurance policies will cover the expenses that may arise in connection with any particular proceeding or claim. The Company presently believes that all of the legal proceedings and claims to which the Company was subject as of September 30, 2007, taken as a whole, will not have a material adverse effect on the Company’s liquidity, business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the following risk factors and the other information set forth in this Report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Quarterly Reports on Form 10-Q for the interim periods since December 31, 2006, in each case under the caption “Risk Factors.” Such risk factors could materially affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities. (Repetitive)

The risk factors described in this Report, and in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our primary market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on two occasions to reduce interest rates by a total of 75 basis points, which likely will reduce our net interest income during the fourth quarter of 2007 and the foreseeable future. This reduction in net interest income likely will be exacerbated by the high level of competition that we face in our primary market area, which requires us to offer more attractive interest rates to borrowers, both on loans and deposits, and to rely upon out-of-market funding sources. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

The deterioration of the residential mortgage market likely will result in further increases in our non-performing assets and allowance for loan losses, and make it more difficult for us to recover our losses with respect to defaulted loans.

As the residential mortgage market has deteriorated significantly in recent months, borrowers have become increasingly unable to satisfy their loan obligations to us. In light of these market conditions, we are regularly reassessing the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. In recent periods, we have realized a substantial increase in non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures), and we may experience further increases in the foreseeable future, as well as related increases in loan charge-offs. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in our being unable to realize a full recovery in the event that a borrower defaults on a loan. Any further increase in our non-performing assets, any increase in our loan charge-offs, and/or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

We may experience increased costs of liquidity in future periods.

In recent periods, we have experienced an increase in non-performing assets, an increase in our allowance for loan losses, an increase in loan demand, and an increase in competition in our primary market area, as well as a decrease in interest rates. Collectively, these factors require us to seek liquidity to fund our operations and, in particular, the origination of new loans. We have access to a number of alternative sources of liquidity, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us. For example, in recent periods we have originated out-of-market deposits as a means of supplementing our deposit growth. Although the cost of out-of-market and brokered deposits are currently below the cost of deposits of similar maturity in the Company’s local market area, and are thus attractive sources to fund our current loan demand, any future increase in the cost of those deposits would make them less attractive as a funding source, and could have a further negative effect on our liquidity.

To the extent that we are unable to obtain future liquidity on terms that are favorable to us, then the increased cost of such liquidity will negatively affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254.

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed April 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY
(Registrant)

Date: November 9, 2007	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date: November 9, 2007	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.