Form 10-K
period 2007-12-31
CRESCENT BANKING CO
filed 2008-03-20
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $1.00 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒(do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 29, 2007, as reported on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market), was $67.9 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of March 20, 2008 was 5,312,168, of which 33,332 shares were held by Crescent Banking Company as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2007 Annual Report to Shareholders for the year ended December 31, 2007 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to selected portions of Item 5 and Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

Certain portions of Crescent Banking Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

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

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made or incorporated by reference in this Form 10-K, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report, may constitute “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the commercial banking industry and economy generally. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

the effects of economic and business conditions, including, without limitation, the recent and dramatic deterioration of the subprime, mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates , all of which have contributed to the recent compression in the Company’s net interest margin and may cause further compression in future periods;

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•

the risks of changes in interest rates and the yield curve on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;

•	credit risks of borrowers, including, without limitation, an increase in those risks as a result of changing economic conditions;

•	the risk that one or more of a small number of borrowers to whom we have made substantial loans are unable to make payments on those loans;

•	risks related to loans secured by real estate, including the risk that changes in the real estate markets might cause decreases in the value and marketability of collateral;

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

•

the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, mortgage and insurance services, including, without limitation, the effects of interest rates and products that the Company may elect to provide in the face of such competition, which could negatively affect net interest margin and other important financial measures at the Company;

•

the failure of assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made, or that render us unable to timely and favorably identify and resolve credit quality issues as they arise;

•

the increased expenses associated with our efforts to address credit quality issues, including expenses related to hiring additional personnel or retaining third party firms to perform credit quality reviews;

•

the Company’s ability to maintain adequate liquidity to fund its operations and future growth, especially in light of the volume of the Company’s commercial bank loan production and the competitive pricing for deposits in the Company’s principal market area;

•	the inability of the Company to raise capital to fund our operations, particularly the origination of new loans, the support of our continued growth and branching and other strategic initiatives;

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

PART I

ITEM 1.	BUSINESS

General

As of December 31, 2007, the Company was made up of the following entities:

•	Crescent Banking Company (“Crescent”), which is the parent holding company of Crescent Bank & Trust Company (“Crescent Bank” or the “Bank”) and Crescent Mortgage Services, Inc. (“CMS”);

•	Crescent Bank, a community-focused commercial bank;

•	CMS, a mortgage banking company;

•	Crescent Capital Trust II, a Delaware statutory business trust;

•	Crescent Capital Trust III, a Delaware statutory business trust; and

•	Crescent Capital Trust IV, a Delaware statutory business trust.

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

As of December 31, 2007, the Company had total consolidated assets of approximately $920.3 million, total deposits of approximately $784.3 million, total consolidated liabilities, including deposits, of approximately $852.8 million and consolidated stockholders’ equity of approximately $67.4 million.

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small- to medium-sized businesses located within its market area. While the Bank provides most traditional banking services, its principal activities as a community bank are accepting demand and time deposits from and making secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries; however, approximately 94% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. Our market area experienced a significant weakening in the real estate markets during 2007, in particular with respect to real estate related to acquisition, development and construction. Please refer to the discussion in our Annual Report under the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of Our Commercial Banking Business – Loan Loss Allowance.”

For the year ended December 31, 2007, the Company had revenues from continued operations from its commercial banking business of approximately $69.8 million and pretax income from continued operations from its commercial banking business of approximately $9.8 million. Pretax income from continuing operations represented 98.8% of the Company’s total pretax income for the year ended December 31, 2007. During the fiscal years 2006 and 2005, the Company had revenues from its continued operations in its commercial banking business of approximately $59.4 million and $43.2 million, respectively, and pretax income from its continued operations in the commercial banking business of approximately $11.5 million and $6.6 million, respectively. Pretax income from continuing operations represented approximately 100.0% of the Company’s total pretax income for each of the years ended December 31, 2006 and 2005. The Company’s commercial loan portfolio, which has experienced significant growth since 1998, represents the largest earning asset for the Company’s commercial banking operations. The Company’s portfolio grew 17% in

2007, 17% in 2006 and 37% in 2005. At December 31, 2007, the Company had total commercial loans of approximately $815.2 million. At each of December 31, 2007, 2006 and 2005, the Company’s total commercial banking assets from continuing operations were approximately $920.3 million, $779.7 million and $704.1 million, respectively.

Continued Expansion

Consistent with the Company’s efforts to better serve its market, the Company has continued to expand its business. During 2005, 2006 and 2007, the Company opened a total of four new branches and one loan production office in its market area.

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

Competition in our primary markets includes:

•	7 commercial banks have offices in Pickens County, Georgia;

•	13 commercial banks have offices in Bartow County, Georgia;

•	19 commercial banks have offices in Cherokee County, Georgia;

•	50 commercial banks have offices in Fulton County, Georgia; and

•	20 commercial banks have offices in Forsyth County, Georgia.

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

Employees

At December 31, 2007, the Company had 197 full-time and 15 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

Supervision and Regulation

General

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

Bank Holding Company Regulation

Activity Limitations

As a bank holding company registered with the Federal Reserve under the BHC Act, and with the Georgia Department under the Financial Institutions Code of Georgia, the Company is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department. Prior approval by the Federal Reserve and the Georgia Department is required for many transactions, including, without limitation, acquisitions. The Company is required to file periodic reports and other information with the Federal Reserve. The Federal Reserve examines the Company, and may examine its subsidiaries. The FDIC has back-up enforcement authority over the Bank for the deposits it insures.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident thereto. Similar requirements are imposed by the Georgia Department.

Federal law permits a bank holding company located in one state to acquire a bank located in any other state, subject to deposit-percentage, aging requirements, and other restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states.

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, a bank holding company, all of whose subsidiary banks are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, that have and maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and that meet certain other conditions, may elect to become a “financial holding company.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve and the Treasury Department determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and the related Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of holding the investment for a limited term (generally no more than 10 years), does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, it may elect to do so in the future.

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise advancing funds to the Company or any affiliates that are not banks and that are not subsidiaries of the Bank. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A defines “covered transactions,” which include extensions of credit, and limits the Bank’s covered transactions with any affiliate to 10% of the Bank’s capital and surplus. All covered and exempt transactions between the Bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and the Bank and its subsidiaries are prohibited from purchasing low-quality assets from their affiliates. Section 23A requires that all of the Bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for transactions with unaffiliated companies.

Under Sections 23A and 23B of the Federal Reserve Act, an affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly.

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

Limitations on Acquisitions of Bank Holding Companies

Other companies seeking to acquire control of a bank holding company would require the approval of the Federal Reserve under the BHCA. A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank holding company. Individuals or groups of individuals seeking to acquire control of a bank holding company would have to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company.

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

Dividends

Under Georgia law, the Bank may not pay any dividends unless its paid-in capital and appropriated retained earnings, together, are equal to at least 20% of its capital stock. In addition, the Georgia Department’s prior approval of a dividend by the Bank generally is required if: (i) total classified assets at the most recent examination of the Bank exceed 80% of tier 1 capital plus the allowance for loan losses as reflected at such examination; (ii) the aggregate amount of dividends to be paid in the calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous year; and (iii) the ratio of the Bank’s tier 1 capital to its adjusted total assets is less than 6%. The FDIC and the Georgia Department also have the general authority to limit the dividends paid by insured banks, if such payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Furthermore, the FDIC has the right to prevent or remedy unsafe or unsound banking practices or other violations of law. Generally, the FDIC will not permit a bank to pay dividends in excess of the current fiscal year’s net earnings, plus the net earnings from the preceding two years and, as a policy matter, prefers that dividends be paid only out of current operating earnings.

The FDIC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. These ratings reflect an increased emphasis on the quality of risk management practices and the addition of a sixth component of sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

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

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The capital measures used by the federal banking regulators are the total risk-based capital ratio, tier 1 risk-based capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and does not qualify as well capitalized, (iii) undercapitalized if it has a total capital ratio of less than 8%, or a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances), (iv) significantly undercapitalized if it has a total capital ratio of less than 6%, or a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3% or (v) critically undercapitalized if its ratio of tangible equity to total assets is equal to or less than 2%.

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized).

As of December 31, 2007, the Company had total capital and tier 1 capital ratios of approximately 10.92% and 9.22%, respectively, and the Bank had total capital and tier 1 capital ratios of approximately 10.41% and 9.27%, respectively. As of December 31, 2007, the Company had a leverage ratio of tier 1 capital to total average assets of approximately 8.69% and the Bank had a leverage ratio of tier 1 capital to total average assets of approximately 8.83%.

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

The following table sets forth certain capital information of the Company and Bank as of December 31, 2007:

	Company		Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Risk-Based Capital:
Total Risk-Based Capital:
Actual	$94,989	10.92%	$90,114	10.41%
Minimum	$69,590	8.00%	$69,284	8.00%
Tier 1 Capital
Actual	$80,163	9.22%	$80,288	9.27%
Minimum Requirement	$34,795	4.00%	$34,642	4.00%
Leverage Ratio:
Actual	$80,163	8.69%	$80,288	8.83%
Minimum (1)	$36,900	4.00%	$36,387	4.00%

(1)	Represents the highest minimum requirement of the federal banking regulators. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

We believe approximately $16.5 million of our outstanding trust preferred securities presently qualify as tier 1 regulatory capital under the Federal Reserve’s capital rules.

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

FDIC Insurance Assessments

The Bank’s deposits are primarily insured by DIF, and the Bank is subject to FDIC insurance assessments. The FDIC’s Board of Directors enacted a new rule, effective January 1, 2007, pursuant to which the assessment rates are no longer required to be set semi-annually. Under the new rule, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. A one time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 range from ten cents to forty-three cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessments for DIF is set quarterly and ranged from 1.26 basis points in the third quarter of 2006 to 1.24 basis points in the fourth quarter of 2006 and from 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the fourth quarter of 2007. For the first quarter of 2008, the FICO assessment rate is 1.14 cents per $100 of assessable deposits. The Bank paid $83,304, $75,075 and $62,322 in FICO assessments in 2007, 2006 and 2005, respectively.

Anti-Tying Restrictions

Under amendments to the Bank Holding Company Act (BHCA) and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act and Other Regulations

The Bank is subject to the provisions of the CRA and the FDIC’s regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a “financial holding company,” the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Following its most recent CRA examination, the Bank received a “satisfactory” CRA rating.

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

Consumer Protection Regulations

Activities of the Bank are also subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act (FCRA), Equal Credit Opportunity Act (ECOA), the Fair Housing Act (FHA) and Truth-in-Lending Act (TILA). Interest and other charges collected or contracted for by the Bank is also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

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

The deposit operations of the Bank are also subject to laws and regulations that:

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

Privacy and Data Security

The GLB Act imposed new requirements on financial institutions with respect to consumer privacy. The GLB Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB Act. The GLB Act also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach. Under federal law, the Company must disclose its privacy policy to consumers, permit consumers to “opt out” of having non-public customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. The Company is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

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

These criteria are not a “safe harbor,” and institutions where other risk indicators are present may also be subject to further supervisory analysis. While the agencies will review institutions on a case-by-case basis in connection with regular examinations, institutions with substantial CRE portfolios may be advised or required to address the risks associated with CRE lending by, among other actions, implementing enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, increasing or reallocating allowances for loan losses, and maintaining increased capital levels.

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

Legislative and regulatory proposals regarding changes in banking laws and the regulation of banks, bank holding companies, thrifts and other financial institutions are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Other proposals pending in Congress would, among other things, modify existing mortgage loan documentation, alter lenders’ rights against delinquent borrowers, allow banks to pay interest on checking accounts, permit the Federal Reserve to pay interest on deposits, and permit interstate branching on a de novo basis. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of such government sponsored enterprise’s services. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its subsidiaries.

Discontinued Operations – Mortgage Banking Business

Prior to the sale of our mortgage operations on December 31, 2003, the Company originated, sold and serviced mortgage loans through its subsidiary, CMS. In connection with the sale of our mortgage operations, the Company retained the mortgage servicing portfolio, which was approximately $9 million at December 31, 2007.

In 2007, 2006 and 2005, the Company conducted nearly all of its business through the Bank and will continue to do so. During 2007, the results from our mortgage banking operations consisted solely of an adjustment to our allowance for recourse liability. During the second quarter of 2007, we evaluated our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. Based upon this evaluation, we determined that we had made an overaccrual in the allowance for recourse liability because we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses during 2007. Accordingly, we reduced the allowance for recourse liability by $118,394 during the second quarter of 2007. If these trends continue, we may further reduce the allowance for recourse liability. During 2006 and 2005, the Company had no revenues or expenses related to the discontinued wholesale mortgage banking business. At each of December 31, 2007, 2006 and 2005 the Company had no assets related to its mortgage banking business.

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

In addition, any economic slowdown or recession over a prolonged period or other similar economic problems in our market area may be accompanied by reduced demand for consumer credit and declining real estate values in these areas, which may in turn result in an increased possibility of loss in the event of default. Any sustained period of decreased economic activity and increased delinquencies, foreclosures or losses could harm our growth and the results of our banking operations. Because approximately 94% of our loan portfolio is secured by real estate, any further downturn in the real estate markets in our primary market area would adversely affect our business and operations.

Changes in Interest Rates May Adversely Affect Our Earnings

As a financial institution, our earnings are significantly dependent on our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest-earning assets and the interest expense we pay on deposits and other interest-bearing liabilities. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserves fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and net income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations. Given the recent reductions in interest rates and the expected continuation of this trend, we expect our income for 2008 to be significantly lower than in previous years.

Our Net Interest Income Could Be Negatively Affected By the Federal Reserve’s Recent Interest Rate Adjustments, Recent Developments in the Credit and Real Estate Markets and Competition in Our Primary Market Area

Net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings, is our primary source of income. Our income is in turn our primary source of funding for our operations, including extending credit and reserving for loan losses. In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 200 basis points, to 2.25%, during the first quarter of 2008. Approximately 60% of our loans, including construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on these loans decrease when the Federal Reserve reduces interest rates, which will reduce our net interest income. Because the deterioration in the credit and real estate markets is likely to cause more borrowers to default and the value of collateral to decline, we increased our provision for loan losses during 2007, and may further increase our provision for loan losses in 2008. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to borrowers on deposit accounts and certificates of deposit, and we may increasingly rely on out-of-market or brokered deposits as a source of liquidity.

The decrease in interest rates will reduce our net interest income during the first quarter of 2008 and the foreseeable future. This reduction in net interest income likely will be exacerbated by increases in our provision for loan losses and by the high level of competition that we face in our primary market area, which requires us to offer more attractive interest rates to borrowers, both on loans and deposits, and to rely upon out-of-market funding sources. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

The Deterioration of the Residential Mortgage Market Likely Will Result In Further Increases In Our Non-Performing Assets and Allowance for Loan Losses, and Make It More Difficult For Us to Recover Our Losses with Respect to Defaulted Loans

Beginning in the third quarter of 2007, there were well-publicized developments in the credit, liquidity and real estate markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This decline has resulted in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets. In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 1.15% of total commercial banking loans at December 31, 2006 to 1.21% and we made a provision for loan losses in 2007 that exceeded our provision from 2006 by approximately 32%. This increase was due to an increase in classified loans and non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures). We may experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in our being unable to realize a full recovery in the event that a borrower defaults on a loan. Any further increase in our non-performing assets, any increase in our loan charge-offs, any further increase in our provision for loan losses and/or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

We Face Credit Risks and Our Allowance for Loan Losses May Be Insufficient

We may suffer losses because borrowers, guarantors and related parties fail to perform their obligations in accordance with the terms of their loans. We also are exposed to risks that the realizable value of collateral securing loans may be insufficient to provide a full recovery in the event a borrower defaults on a loan. A significant portion of our net income is derived from our loan portfolio. Our credit policies and underwriting and credit monitoring procedures may not be adequate and we may be unable to avoid unexpected losses that could materially harm our results of operations and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based upon experience, judgment, estimates and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgments of our regulators. Accordingly, we cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses. In addition, the recent downturn in the credit market may result in a level of defaults in excess of the estimates upon which our reserves are based, and the deterioration in the real estate market may result in certain loans in our portfolio being under-collateralized. If actual losses exceed our estimates and we increase our provision for loan losses, or if we are unable to realize the full value on the sale of any real estate collateral, our net income would decrease.

During 2006 and 2007, our loan portfolio grew by approximately $118 million and $104 million, or approximately 17% and 17%, respectively. Continued rapid growth in the loan portfolio of this magnitude has the potential to strain the Bank’s administrative capabilities and may result in losses which are, at present, unidentified. Also, given the relatively young age of a large portion of our loan portfolio, there may be unidentified risk since problems related to loan collections typically do not become evident until some time after the loans are originated.

Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. Regulators, when reviewing our loan portfolio, may require us to increase our allowance for loan losses, which would negatively affect our net income.

We May Experience Increased Costs of Liquidity in Future Periods, and Capital May Not Be Available to Us on Favorable Terms or At All

In recent periods, we have experienced an increase in non-performing assets, an increase in our allowance for loan losses, an increase in loan demand, and an increase in competition in our primary market area, as well as a decrease in interest rates. Collectively, these factors require us to seek liquidity to fund our operations and, in particular, the origination of new loans, the support of our continued growth and branching and other strategic initiatives. We have historically had access to a number of alternative sources of liquidity, but given the recent downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, in recent periods we have originated out-of-market deposits as a means of supplementing our deposit growth. Although the cost of out-of-market and brokered deposits are currently below the cost of deposits of similar maturity in the Company’s local market area, and are thus attractive sources to fund our current loan demand, any future increase in the cost of those deposits would make them less attractive as a funding source. If our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be adversely affected. Since June 30, 2006, we have reduced our balances in federal funds sold and interest-bearing deposits with other banks in an effort to improve our net interest margin, which has the effect of reducing available liquidity.

In addition, we may require additional capital in the future to, among other things, fund our operations, expand the range of our services and finance our future growth and capital adequacy. We cannot provide any assurance that, at the time we might need this additional capital, additional financing will be available on terms that are favorable to us, if at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. In particular, the recent downturn in the credit and liquidity markets may restrict our ability to borrow funds or raise capital on favorable terms or at all. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. Our inability to raise capital on favorable terms, if at all, may impede our growth opportunities and may have an adverse effect on our business, financial condition or results of operations.

Because a Significant Portion of Our Loan Portfolio Is Secured By Real Estate, Any Negative Conditions Affecting Real Estate May Harm Our Business

Approximately 94% of our loan portfolio consists of commercial and consumer loans that are secured by various types of real estate, the value and marketability of which are sensitive to economic conditions and interest rates. In addition, these loans are subject to the risk that the local real estate markets will be overbuilt or will otherwise experience deterioration in value, driving down the value and marketability of the real estate that secures these loans. The current decline in the real estate markets may cause decrease in collateral values could increase our costs and time of collection, as well as the amount of potential losses we may incur on loans secured by real estate.

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset. As of December 31, 2007, we had approximately $647.4 million in CRE loans, or approximately 79% of our loan portfolio. Our CRE loans have grown by approximately 19% since December 31, 2006. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

We Have Large Loan Balances with a Small Number of Borrowers Who Could Be Affected by Recent Trends in the Mortgage Lending and Real Estate Markets.

We have approximately $40 million in loans outstanding to two borrowers. These loans are secured by retail developments and residential real estate. If the current trends in the mortgage lending and real estate market continue, these two borrowers may be unable to perform their obligations under the loan agreements, and the collateral securing these loans may decline in value or become unmarketable. A default on either of these two loans or on any other large loans in our portfolio, or any group of loans secured by similar collateral or affected by similar market conditions, would adversely affect our net income and financial condition.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2007, approximately 51% of our total loan portfolio was in acquisition and development and construction loans. In addition to the risk of nonpayment by borrowers and risks associated with the fact that these loans generally bear interest at variable rates, construction lending poses additional risks that affect the ability of borrowers to repay loans and that affect the value and marketability of real estate collateral, such as:

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

We Occasionally Purchase Non-Recourse Loan Participations From Other Banks Based on Information Provided By the Selling Bank

From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank. This may occur during times when we are experiencing excess liquidity in an effort to improve our profitability. When we purchase loan participations we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards. We are less likely to be familiar with the borrower and the economic conditions in the borrower’s and the selling bank’s local market, and may rely to some extent on information provided to us by the selling bank and on the selling bank’s administration of the loan relationship. We therefore have less control over, and may incur greater risk and losses with respect to, loan participations that we purchase.

If We Are Unable to Increase Our Share of Deposits in Our Market, We May Accept Out of Market and Brokered Deposits, the Costs of Which May Be Higher than Expected

We can offer no assurance that we can maintain or increase our market share of deposits in our highly competitive primary market area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2007, we had approximately $177.5 million in out of market deposits, including brokered deposits, which represented approximately 23% of our total deposits. Recently, the cost of out of market and brokered deposits has decreased to costs below the costs of deposits in our local market. However, the costs of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

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

In addition, as a result of recent developments in the credit and liquidity markets, many of our competitors in our primary market area, in order to attract deposits, have recently offered interest rates on certificates of deposit and other products that we are unable to offer. If we cannot effectively compete for deposits in our primary market area, our liquidity could come under further pressure, and we may be unable to fund our operations. We may also be forced to rely more heavily on out-of-market and brokered deposits, the cost of which could cause a decrease in our net interest margin.

Our Business Is Highly Regulated

Our success depends not only on competitive factors but also on state and federal regulations affecting financial services companies generally. We operate in a highly regulated environment and are subject to supervision by several governmental regulatory agencies, including the Federal Reserve, the FDIC and the Georgia Department. Regulation of the financial institutions industry has undergone extensive changes in recent years and continues to change. We cannot predict the effects of these changes, and the regulations now affecting us may be modified at any time, and could adversely affect our business. In addition, any burden that may be imposed on us by federal or state regulations may create a relative competitive disadvantage to our less regulated competitors. Finally, we cannot predict the effect of any legislation which may be passed at the state or federal level in response to the recent deterioration of the subprime, mortgage, credit and liquidity markets.

The Bank’s Ability to Pay Dividends Is Limited

The Company’s only source of funds for the payment of principal of, and interest on, its indebtedness, as well as for the payment of dividends on our common stock, is from dividends paid by the Bank. As a result, our success and ability to pay dividends on our common stock depend upon the earnings and capital position of the Bank. The Bank’s ability to pay dividends is limited by its obligation to maintain sufficient capital and by other general restrictions on its dividends that are applicable to Georgia banks and banks that are regulated by the FDIC. Generally, a bank cannot, without prior regulatory approval, pay more dividends than its earnings for the current year or its retained earnings for the last two years. A Georgia bank may not, without prior regulatory approval, pay dividends of more than 50% of the previous year’s after-tax profits. Please see “Supervision and Regulation” for a more detailed description of these limitations.

We May Face Risks With Respect to Future Acquisitions or Mergers

We may engage in acquisitions or mergers in the future. We also from time to time receive inquiries and have discussions with potential acquirers. Any future acquisitions and mergers in which we might engage involve a number of risks to us, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	our ability to finance any acquisition that we may make;

•	possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the assets, operations of personnel of the combining businesses;

•	our entry into new markets, as a result of an acquisition, where we lack experience;

•	the acquisition of loan portfolios that may be negatively affected by current developments in the local and general economies;

•	the introduction of new products and services into our business;

•	possible adverse effects on our results of operations and capital adequacy;

•	the incurrence and possible write-off of goodwill and intangibles resulting from an acquisition; and

•	the risk of loss of key employees and customers.

There can be no assurance that, following any mergers or acquisitions, whether we acquire someone or are acquired, the integration efforts will be successful.

We Rely on Our Executive Officers Who Would Be Difficult to Replace

Our success depends, and is expected to continue to depend, on our executive officers. In particular, we rely on J. Donald Boggus, Jr., President and Chief Executive Officer of Crescent and the Bank, Leland W. Brantley, Jr., Chief Financial Officer of Crescent and the Bank, Anthony N. Stancil, Executive Vice President and Chief of Loan Production of the Bank, A. Bradley Rutledge, Sr., Executive Vice President and Chief of Loan Administration of the Bank, and Bonnie B. Boling, Executive Vice President and Retail Administrator of the Bank. Our growth will continue to place significant demands on our management, and the loss of these executive officers’ services could harm our future operations.

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

We May Incur Obligations Related to Our Discontinued Wholesale Mortgage Banking Operations

Prior to the sale of our wholesale residential mortgage banking business on December 31, 2003, we originated residential mortgage loans through our subsidiary, CMS. When we sold these loans, we made certain representations and warranties to the purchasers and insurers that we had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. In some cases, we indemnified the purchasers for unpaid principal and interest on defaulted loans if we had breached the representations and warranties with respect to the loans that we sold. At December 31, 2007, we had approximately $1.7 million of mortgage loans where we had agreed to indemnify the purchaser against losses it might suffer. While we established a reserve based upon an estimated recourse liability at December 31, 2007 of approximately $2.0 million, this reserve was based upon historical information and certain assumptions by management. Because the Company’s highest levels of mortgage production in its history were in 2002 and 2003, we could experience an increase in our indemnification liability in the future. If the balance of indemnified loan increases significantly, then we could have to make additional provisions to the recourse liability reserve. In addition, if our recourse reserve is less than our actual indemnification obligations, we would be required to pay the indemnification obligations out of earnings, and our results of operations would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During 2007, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta, Georgia. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, six teller windows and the Bank lobby. The building also has four drive-up teller windows and an automated teller machine (“ATM”) with 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space, and we added 5,000 square feet of administrative office space in 1999. The facility is considered in good condition.

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

In Cherokee County, Georgia, the Bank owns three full service branches. The Bank owns a full service branch on Towne Lake Parkway in Woodstock that contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby, two drive-up teller windows and an ATM with 24 hour-a-day access. The Bank owns an 11,770 square foot branch building in Canton that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. In January 2007, the Bank completed construction and opened a 6,100 square foot branch building in Woodstock that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access.

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

In addition, the Bank leases space for our executive and administrative offices, one full service branch office and two loan production offices. The Bank is party to a lease agreement that expires on December 31, 2014 for 13,500 square feet of office space in Jasper, Georgia for executive and administrative offices. The Bank is also party to a lease agreement that expires on January 31, 2015 for 7,500 square feet of office space in Jasper, Georgia for the Bank’s commercial loan administration and operation offices. The Bank leases approximately 1,200 square feet for its branch office located in Marble Hill with a lease expiration date of August 31, 2008. The Bank leases 1,500 square feet of office space in Marietta, Georgia for a loan production office with a lease expiration date of January 31, 2007. The Bank is currently leasing this space on a month to month basis. The Bank leases 1,200 square feet of space in Cartersville, Georgia for a loan production office with a lease expiration date of May 31, 2008. The Bank was party to a lease agreement for 1,100 square feet of space for a loan production office in Loganville that expired on September 9, 2007. The Bank terminated this lease on January 31, 2008 and is no longer leasing this space.

The Bank also leased 3,200 square feet in Canton, Georgia for a full-service branch with a lease expiration date of January 31, 2009. When we completed construction of our new office in Canton in the third quarter of 2006, we concurrently closed this office. In October 2007, the Bank was bought out by the owner of the space and is no longer obligated under this lease.

The Bank leases a site for an ATM in the Big Canoe, Georgia community, which is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The lease agreement expires on October 31, 2011. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2008.

The Company and the Bank presently expect to renew each of their leases upon their respective expiration dates, except for the lease in Cartersville.

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

We have incurred no penalties for failing to include on our tax returns any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to a “reportable transaction” under the Code and that is required to be reported under Section 6707A(e) of the Code.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Please refer to that section of the Company’s Annual Report entitled “Market Information and Dividends,” which is incorporated herein by reference, for information regarding the market price of and dividends on our common stock.

Recent Sales of Unregistered Securities

On September 30, 2005, the Company completed an offering of $8.0 million of trust preferred securities through Crescent Capital Trust II, a Delaware statutory trust. Information required by this Item with respect to this offering was furnished to the Commission in a Current Report on Form 8-K filed on October 6, 2005. On May 18, 2006, the Company completed an offering of $3.5 million of trust preferred securities through Crescent Capital Trust III, a Delaware statutory trust. Information required by this Item with respect to this offering was furnished to the Commission in a Current Report on Form 8-K filed on May 24, 2006. On August 27, 2007, the Company completed an offering of $10.0 million of trust preferred securities through Crescent Capital Trust IV, a Delaware statutory trust. Information required by this Item with respect to this offering was furnished to the Commission in a Current Report on Form 8-K, filed on August 31, 2007.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to the section of the Company’s Annual Report entitled “Consolidated Financial Report,” which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for preparing the Company’s annual consolidated financial statements and establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control over financial reporting is a designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective and that there are no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report on internal control over financial reporting in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On September 1, 2007, the Company approved the Crescent Bank and Trust Company Supplemental Executive Retirement Plan (the “Executive SERP”). Key employees selected by the Company are eligible to participate in the Executive SERP, including our principal executive officer, J. Donald Boggus, our principal financial officer, Leland W. Brantley, Jr., and our other named executive officers, A. Bradley Rutledge, Sr., Anthony N. Stancil and Bonnie B. Boling.

Supplemental Retirement Benefit. The Executive SERP provides participants with a supplemental retirement benefit (the “Supplemental Retirement Benefit”) if the participant remains in service with the Company until age 65. The projected annual Supplemental Retirement Benefit for each of the Company’s named executive officers is as follows: Mr. Boggus, $314,014; Mr. Brantley, $241,695; Mr. Rutledge, $191,417; Mr. Stancil, $191,417, and Ms. Boling, $100,321. Payment of the Supplemental Retirement Benefit will commence on either (i) the 1st day of the month following the month in which the participant reaches age 65, or (ii) the 1st day of the month following the month in which the participant terminates employment. Participants may elect to receive their Supplemental Retirement Benefit in 180 monthly installments and or they may elect to receive the discounted present value of the Supplemental Retirement Benefit in a lump sum.

Survivor Benefit. In the event of a participant’s death prior to his or her termination of employment, the participant’s beneficiary will receive a survivor’s benefit, payable within 30 days of such participant’s death in 180 monthly installments or a lump sum. The projected annual Survivor’s Benefit for each of the named executive officers is the same as the projected annual Supplemental Retirement Benefit shown above. In the event of a participant’s death after his or her termination of employment, but before benefit payments begin, his or her beneficiary will be entitled to the benefit that the participant would have been entitled to prior to his or her death. In addition, upon participant’s death, his or her beneficiary will be entitled to receive a one-time lump sum death benefit equal to $10,000 to provide for the participant’s burial and/or funeral expenses.

Voluntary or Involuntary Termination Without Cause Prior to Age 65. In the event of a participant’s voluntary termination of employment with the Company or involuntary termination of employment by the Company without cause prior to age 65, such participant will be entitled to his or her “accrued benefit,” increased by monthly compounding or discounting at 6% (the “interest factor”) until he or she reaches age 65. The accrued benefit is that portion of the Supplemental Retirement Benefit which is expensed and accrued under generally accepted accounting principles. Payments will be made in a lump sum payment on the first day of the month following the month in which the participant reaches age 65. In the event of a participant’s death prior to payment of his or her benefit, such participant’s beneficiary will be entitled to the payment of his or her accrued benefit in a lump sum payment within 30 days.

Termination for Cause. In the event of a participant’s termination of employment by the Company for cause, he or she will forfeit his or her entire benefit under the Executive SERP.

Following a Change in Control. In the event of a change in control of the Company, the participants will be entitled to their full Supplemental Retirement Benefit. Participants may elect to receive (i) the benefit commencing at age 65, payable in 180 monthly installments, (ii) the discounted present value of the benefit, payable in a lump sum at age 65, or (iii) the discounted present value, payable in a lump sum within 30 days of the change in control.

Disability While Employed Prior to Age 65. In the event of a participant’s disability prior to age 65, he or she will be entitled to a disability benefit equal to his or her accrued benefit, increased by the interest factor until the later of (i) the 1st day of the month following the month in which the participant reaches age 65, or (ii) the 1st day of the month following the month in which the participant terminates employment. Such benefit will be annuitized (using the interest factor), and paid in 180 monthly installments commencing at the later of age 65 or the date of the participant’s disability determination. Participants may also elect to receive the discounted present value of his or her accrued benefit in a lump sum payment within 30 days of his or her disability determination.

Death Benefit Following Disability or Change in Control. If a participant becomes entitled to (i) a disability benefit or (ii) his Supplemental Retirement Benefit due to a change in control, but dies before payment of the benefit begins, his or her benefit will be paid to the beneficiary in the same form as it would have been paid absent his death. Participants may also elect to have their death benefit paid to their beneficiary in a lump sum.

On September 1, 2007, the Company also approved the Crescent Bank and Trust Company Supplemental Director Retirement Plan (the “Director SERP”), the terms of which are substantially similar to those described above for the Executive SERP.

The Company did not file a current report on Form 8-K with respect to the adoption of the Executive SERP and the Director SERP. The Executive SERP and the Director SERP are filed as Exhibit 10.17 and Exhibit 10.19, respectively, to this Form 10-K. Forms of the Joinder Agreements for the Executive SERP and the Director SERP are filed as Exhibit 10.18 and Exhibit 10.20, respectively, to this Form 10-K.

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

Information regarding the Company’s director nomination procedures required by this Item 10 is contained in the Proxy Statement under the caption “Corporate Governance—Nominating and Corporate Governance Committee—Director Nominating Process” and is incorporated herein by reference.

Information regarding the Company’s code of ethics required by this Item 10 is contained in the Proxy Statement under the caption “Corporate Governance—Nominating and Corporate Governance Committee—Code of Conduct and Ethics” and is incorporated herein by reference. A copy of the Code of Conduct and Ethics will be provided, without charge, upon request to our Secretary, Crescent Banking Company, P.O. Box 668, Jasper, Georgia 30143.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of the Company’s executive officers and directors required by this Item 11 is contained in the Company’s Proxy Statement under the captions “Compensation Discussion and Analysis” and “Corporate Governance—Compensation Committee” and is incorporated herein by reference.

Information regarding the Compensation Committee of the Company’s Board of Directors required by this Item 11 is contained in the Proxy Statement under the captions “Corporate Governance—Compensation Committee,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

With the exception of the disclosures referenced above, and other than in the ordinary course of business, there were no transactions during 2007, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

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

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, Securities and Exchange Commission (the “Commission”) File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

10.1*	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2*	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3*	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4*	Crescent Banking Company 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Form S-2).

10.5*	Crescent Banking Company 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.6 to the Form S-2).

10.6	Warehouse Line of Credit, dated July 26, 1996, by and between Crescent Bank & Trust Company and Federal Home Loan Bank of Atlanta, including related documents (Incorporated by reference from Exhibit 10.11 to the Form S-2).

10.7	Amended and Restated Trust Agreement, dated as of May 18, 2006, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.8	Junior Subordinated Indenture, dated as of May 18, 2006, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.9	Guarantee Agreement, dated as of May 18, 2006, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference From Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.10*	Amended and Restated Change in Control Employment Agreement, dated as of May 12, 2006, by and between Crescent Banking Company and J. Donald Boggus, Jr. (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.11*	Amended and Restated Change in Control Employment Agreement, dated as of May 12, 2006, by and between Crescent Banking Company and Leland W. Brantley, Jr. (Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.12*	Amended and Restated Change in Control Employment Agreement, dated as of May 12, 2006, by and between Crescent Banking Company and Anthony N. Stancil (Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.13*	Amended and Restated Change in Control Employment Agreement, dated as of May 12, 2006, by and between Crescent Banking Company and A. Bradley Rutledge, Sr. (Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

Exhibit Number	Description
10.14*	Form of Crescent Banking Company Non-Qualified Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15*	Form of Crescent Banking Company Incentive Stock Option Agreement under the 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16*	Officer Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2007).

10.17*	Crescent Bank & Trust Company Supplemental Executive Retirement Plan, dated as of September 1, 2007.

10.18*	Form of Supplemental Executive Retirement Plan Joinder Agreement.

10.19*	Crescent Bank & Trust Company Supplemental Director Retirement Plan, dated as of September 1, 2007.

10.20*	Form of Supplemental Director Retirement Plan Joinder Agreement.

10.21*	Amended and Restated Change in Control Employment Agreement, dated as of May 12, 2006, by and between Crescent Banking Company and Bonnie B. Boling (Incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.22	Junior Subordinated Indenture, dated as of September 30, 2005, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.23	Amended and Restated Trust Agreement, dated as of September 30, 2005, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.24	Guarantee Agreement, dated as of September 30, 2005, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.26	Indenture, dated as of August 27, 2007, by and between the Company and LaSalle Bank National Association, as Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.27	Amended and Restated Declaration of Trust, dated as of August 27, 2007, by and among the Company, as Depositor, LaSalle Bank National Association, as Institutional Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.28	Guarantee Agreement, dated as of August 31, 2007, by and between the Company, as Guarantor, and LaSalle Bank National Association, as Guarantee Trustee (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2007).

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2007 Annual Report to Shareholders for the fiscal year ended December 31, 2007. With the exception of information expressly incorporated herein, the 2007 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Donald Boggus, Jr. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2008

/s/ Leland W. Brantley, Jr. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2008

/s/ John S. Dean, Sr. John S. Dean, Sr.	Chairman of the Board of Directors	March 20, 2008

/s/ Charles Fendley Charles Fendley	Director	March 20, 2008

/s/ Charles Gehrmann Charles Gehrmann	Director	March 20, 2008

/s/ Michael W. Lowe Michael W. Lowe	Director	March 20, 2008

/s/ Cecil Pruett Cecil Pruett	Director	March 20, 2008

/s/ Janie Whitfield Janie Whitfield	Director	March 20, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.17*	Crescent Bank & Trust Company Supplemental Executive Retirement Plan, dated as of September 1, 2007.

10.18*	Form of Supplemental Executive Retirement Plan Joinder Agreement.

10.19*	Crescent Bank & Trust Company Supplemental Director Retirement Plan, dated as of September 1, 2007.

10.20*	Form of Supplemental Director Retirement Plan Joinder Agreement.

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2007 Annual Report to Shareholders for the fiscal year ended December 31, 2007. With the exception of information expressly incorporated herein, the 2007 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements.