Form 10-Q
period 2008-03-31
CRESCENT BANKING CO
filed 2008-05-15
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 4, 2008, Crescent Banking Company had 5,348,168 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$9,449,800	$7,700,345
Interest-bearing deposits in banks	2,182,306	675,332
Federal funds sold	39,841,000	20,591,000
Investment securities available-for-sale	23,297,936	22,396,250
Investment securities held-to-maturity, at cost (fair value approximates $3,798,000 and $0, respectively)	4,000,000	—
Restricted equity securities	3,435,675	3,184,275
Mortgage loans held for sale	706,487	323,153
Loans	823,939,803	815,237,546
Less allowance for loan losses	(12,966,874)	(9,825,911)

Loans, net	810,972,929	805,411,635
Premises and equipment	20,966,584	21,021,801
Other real estate owned	5,101,945	5,410,905
Cash surrender value of life insurance	13,714,283	13,587,586
Goodwill	3,442,714	3,442,714
Deposit intangibles	273,343	304,781
Deferred tax asset	7,228,586	6,148,377
Other assets	9,460,781	10,071,023

Total Assets	$954,074,369	$920,269,177

Liabilities
Deposits
Noninterest-bearing	$43,054,703	$41,344,296
Interest-bearing	778,579,707	742,906,866

Total deposits	821,634,410	784,251,162
Short-term borrowings	12,000,000	15,000,000
Long-term borrowings	46,167,000	43,167,000
Accrued interest and other liabilities	6,703,695	8,462,712
Liabilities related to discontinued operations	1,785,242	1,953,025

Total liabilities	$888,290,347	$852,833,899

Shareholders’ equity
Common stock, par value $1.00; 20,000,000 shares authorized; 5,312,168 and 5,291,772 issued, respectively	$5,312,168	$5,291,772
Capital surplus	18,075,817	17,590,530
Retained earnings	42,477,822	44,824,748
Treasury stock, 33,336 shares	(296,091)	(296,091)
Accumulated other comprehensive income	214,306	24,319

Total shareholders’ equity	65,784,022	67,435,278

Total liabilities and shareholders’ equity	$954,074,369	$920,269,177

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended March 31,
	2008	2007
Interest income
Loans including fees	$14,142,745	$14,598,212
Mortgage loans held for sale	433	4,137
Taxable securities	337,032	272,278
Non-taxable securities	6,528	—
Deposits in banks	9,626	16,195
Federal funds sold	232,122	184,982

Total interest income	$14,728,486	$15,075,804

Interest expense
Deposits	8,773,260	7,525,196
Short-term borrowings	154,179	136,256
Long-term borrowings	621,815	443,751

Total interest expense	$9,549,254	$8,105,203

Net interest income	5,179,232	6,970,601
Provision for loan losses	3,604,000	490,000

Net interest income after provision for loan losses	1,575,232	6,480,601

Noninterest income
Service charges on deposit accounts	381,976	307,796
Gains on sales of SBA loans	72,304	156,318
Other operating income	501,487	482,122

Total noninterest income	$955,767	$946,236

Noninterest expenses
Salaries and employee benefits	3,006,458	2,880,835
Occupancy and equipment	448,063	374,995
Supplies, postage, and telephone	259,894	282,451
Advertising	104,778	138,055
Insurance expense	202,327	91,901
Depreciation and amortization	418,319	403,099
Legal and professional	468,468	343,255
Director fees	79,950	120,675
Foreclosed asset expense, net	295,820	84,353
Other operating expenses	490,270	320,950

Total noninterest expenses	$5,774,347	$5,040,569

Income (loss) before income taxes	(3,243,348)	2,386,268
Applicable income taxes (benefit)	(1,317,048)	886,553

Net income (loss)	(1,926,300)	1,499,715

Other comprehensive income
Unrealized gains on securities available-for-sale arising during period, net of tax	189,987	35,301

Comprehensive income (loss)	$(1,736,313)	$1,535,016

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(unaudited)

	For the three months ended March 31,
	2008	2007
Earnings (loss) per share
Basic earnings (loss) per share	$(0.37)	$0.29
Diluted earnings (loss) per share	$(0.37)	$0.28
Cash dividends per share of common stock	$0.08	$0.08

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2008	2007
Operating Activities
Net income (loss)	$(1,926,300)	$1,499,715
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of discount on securities	(5,560)	3,762
Amortization of deposit intangible	31,438	31,438
Net gain on sale of other real estate owned	(46,516)	—
Amortization of mortgage servicing rights	3,479	3,480
Provision for loan losses	3,604,000	490,000
Depreciation	383,402	368,181
Proceeds from sales of mortgage loans held for sale	11,297,348	11,297,348
Originations of mortgage loans held for sale	(11,680,682)	(11,592,018)
Income on life insurance policies	(126,697)	(84,393)
Deferred tax benefit	(1,221,043)	(26,195)
Decrease in interest receivable	1,343,117	443,189
Increase (decrease) in interest payable	(474,622)	149,194
Stock based compensation expense	164,302	95,173
Net cash used in discontinued operations	(167,782)	(66,201)
Net change in other assets, liabilities and other operating activities	(1,712,364)	948,914

Net cash provided by (used by) operating activities	(534,480)	3,561,587

Investing Activities
Net increase in interest-bearing deposits in banks	(1,506,974)	(1,108,368)
Purchase of securities available-for-sale	(4,160,970)	—
Purchase of securities held-to-maturity	(4,000,000)	—
Proceeds from maturities/calls of securities available-for-sale	3,581,489	1,462,053
Proceeds from maturities of other securities	—	226,500
Purchase of other securities	(251,400)	—
Proceeds from sale of other real estate owned	490,190	52,529
Net increase in federal funds sold	(19,250,000)	(10,331,000)
Net increase in loans	(9,594,219)	(15,732,073)
Purchase of premises and equipment	(328,185)	(891,894)

Net cash used in investing activities	(35,020,069)	(26,322,253)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the three months ended March 31,
	2008	2007
Financing Activities
Net increase in deposits	37,383,248	25,791,648
Net decrease in other borrowings	—	(3,000,000)
Excess tax benefits from share-based payment arrangements	96,566	42,171
Issuance of common stock for dividend reinvestment plan	202,734	—
Proceeds from the exercise of stock options	42,083	63,973
Dividends paid	(420,627)	(416,826)

Net cash provided by financing activities	37,304,004	22,480,966

Net increase (decrease) in cash and due from banks	1,749,455	(279,700)
Cash and due from banks at beginning of year	7,700,345	7,581,450

Cash and due from banks at end of period	$9,449,800	$7,301,750

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$10,023,876	$7,956,009
Cash paid during period for taxes	613,000	5,000
Principal balances of loans transferred to other real estate owned	428,925	145,477
Unrealized loss on securities available for sale, net	189,987	35,301

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2007 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at March 31, 2008 and December 31, 2007 include liabilities of $1,785,242 and $1,953,025, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability remaining from the sale of the Company’s wholesale mortgage operation in 2003. The estimated recourse liability at March 31, 2008 and December 31, 2007 for future losses is $1.8 million and $2.0 million, respectively, and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2007 to March 31, 2008.

Changes in the allowance for recourse obligation are as follows:

2008
Balance at December 31, 2007	$1,953,025
Provisions for recourse obligations	—
Losses indemnified	167,783

Balance at March 31, 2008	$1,785,242

NOTE 3—LOANS

The composition of loans is summarized as follows:

	March 31, 2008	December 31, 2007
Commercial	$34,537,327	$30,749,902
Real estate – construction and land development	413,259,981	417,819,730
Real estate – mortgage	358,836,837	348,362,122
Consumer installment and other	17,305,658	18,305,792

	823,939,803	815,237,546
Allowance for loan losses	(12,966,874)	(9,825,911)

Loans, net	$810,972,929	$805,411,635

Changes in the allowance for loan losses are as follows:

Balance at December 31, 2007	$9,825,911
Provision for loan losses	3,604,000
Loans charged off	(503,707)
Recoveries of loans previously charged off	40,670

Balance at March 31, 2008	$12,966,874

The investment in impaired loans, consisting totally of nonaccrual loans, was $18,725,789 and $5,613,772 at March 31, 2008 and December 31, 2007, respectively. Total impaired loans outstanding that required a specific allowance were $15,493,539 and $3,790,661, respectively, as of March 31, 2008 and December 31, 2007. The specific allowances allocated to these impaired loans outstanding as of March 31, 2008 and December 31, 2007 was approximately $3,112,000 and $937,000, respectively.

NOTE 4—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

	Three Months Ended March 31, 2008
	Net Income (loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings (loss) per share	$(1,926,300)	5,177,789	$(0.37)
Effect of dilutive securities (stock options and restricted stock)		48,786
Diluted earnings (loss) per share	$(1,926,300)	5,226,575	$(0.37)

	Three Months Ended March 31, 2007
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,499,715	5,158,168	$0.29
Effect of dilutive securities (stock options and restricted stock)		184,536
Diluted earnings per share	$1,499,715	5,342,704	$0.28

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2008 and December 31, 2007, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $9,057,000 with a fair value of approximately $(1,038,000) at March 31, 2008 and approximately $9,250,000 with a fair value of approximately $(692,000) at December 31, 2007. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2008. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

NOTE 6—Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company did not elect to adopt the fair value option for any financial instruments.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Mortgage Loans Held for Sale

Mortgage Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

NOTE 6—Fair Value Measurement (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Derivative Assets and Liabilities

The derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using a third party model that uses primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2. An example of a Level 2 derivative would be interest rate swaps.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	March 31, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
				(Amounts in Thousands)
Securities available for sale	—	$23,298	—	$23,298	$23,298
Derivative assets	—	$1,038	—	$1,038	$1,038
Derivative liabilities	—	$(1,038)	—	$(1,038)	$(1,038)

NOTE 6—Fair Value Measurement (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	March 31, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
				(Amounts in Thousands)
Loans	—	—	$28,961	$28,961	$28,961

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made or incorporated by reference in this Quarterly Report, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report, may constitute “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the commercial banking industry and economy generally. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

the effects of economic and business conditions, including, without limitation, the recent and dramatic deterioration of the subprime, mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, all of which have contributed to the recent compression in the Company’s net interest margin and may cause further compression in future periods;

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•

the effect of changes in interest rates and the yield curve on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;

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

•	the Company’s ability to maintain adequate liquidity to fund its operations and future growth, especially in light of the competitive pricing for deposits in the Company’s principal market area;

•	the inability of the Company to raise capital to fund our operations, particularly the origination of new loans, the support of our continued growth and branching and other strategic initiatives;

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

•

other factors and other information contained in this report and in other reports and filings that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

As of March 31, 2008, the Company was made up of the following entities:

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

For purposes of the following discussion, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank and CMS. The words “Crescent,” “Crescent Bank” or the “Bank” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively.

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

As of March 31, 2008, the Company had total consolidated assets of approximately $954.1 million, total deposits of approximately $821.6 million, total consolidated liabilities, including deposits, of $888.3 million and consolidated stockholders’ equity of approximately $65.8 million. The Company’s operations are discussed below under the section captioned “Results of Operations.”

On October 26, 2007, the Company effected a two-for-one split of the common stock in the form of a 100% stock dividend. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized businesses located within its primary market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 94% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. The Bank makes loans to customers to acquire and develop commercial and residential real estate. The Company does not consider its commercial banking operations to be seasonal in nature. Real estate activity and values tend to be cyclical and vary over time with interest rate fluctuations and general economic conditions.

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. The Federal Reserve decreased interest rates 100 basis points during the last half of 2007, an additional 200 basis points in the first quarter of 2008 and an additional 25 basis points in April 2008. Our net interest margin declined during the fourth quarter of 2007 and the first quarter of 2008 as a result of the decreases in interest rates. Further action by the Federal Reserve with respect to interest rates will depend on many factors which are not known at this time. During the 0-90 day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if interest rates rise, our net interest margin would be expected to improve. Conversely, if interest rates continue to fall, our net interest margin will further decline based on the Company’s present asset sensitive position.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers and insurance companies, locally, regionally and nationally, some of which compete by offering products and services by mail, telephone, computer and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its primary market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s primary market area. Virtually every type of competitor offering products and services of the type offered by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer, and may be able to better afford and make broader use of media advertising, support services and electronic technology than the Company. In addition, as a result of recent developments in the credit and liquidity markets, many of our competitors in our primary market area, in order to attract deposits, have recently offered interest rates on certificates of deposit and other products that we are unable to offer. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally. If we cannot effectively compete for deposits in our primary market area, our liquidity could come under further pressure, and we may be unable to fund our operations.

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the competitive pricing by competitors in our primary market area, the Bank’s liquidity could come under pressure. The Bank has the ability to acquire out-of-market deposits to supplement deposit growth in our market areas and can borrow an additional $9.1 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be adversely affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income. Finally, if the deterioration in the credit and real estate markets causes borrowers to default or causes a decline in the realizable value of real estate collateral, we may experience an increase in non-performing assets and loan charge-offs, and may make additional provisions for loan losses, which would also reduce our available liquidity.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 17% during 2007, 17% during 2006 and 37% during 2005. Also, during this same time period, the Bank added approximately 26 new loan officers, which were mainly related to the addition of five full service branches and two loan production offices. The weakening of the real estate market could have a significant effect on the Bank’s loan portfolio. Approximately 94% of the Bank’s loan portfolio is secured by real estate, including 50% related to construction, acquisition and development loans. The Bank must maintain the proper procedures to be able to monitor the loan growth, including the quality of the loans, and its concentration in real estate secured loans. While our loan portfolio grew, our non-performing assets also increased as a percentage of total assets during 2007 and the first quarter of 2008. Given the current condition of the credit, liquidity and real estate markets, we may experience further increases in non-performing assets. If this occurs, we may make additional provision for loan losses and experience an increase in charge-offs, either of which would adversely impact our performance and the Bank’s ability to raise capital and expand.

Accounting Standards

In December 2007, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), Implementation Issue No. E23, “Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial condition and results of operations.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Allowance for Loan Losses

The establishment of our allowance for loan losses is based upon our assessment of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, economic conditions and issues with respect to individual borrowers. The Company’s evaluation of these factors involves subjective estimates and judgments that may change. Please see “Financial Condition of Our Commercial Banking Business—Loan Loss Allowance.”

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as noninterest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the three months ended March 31, 2008 and 2007:

	Average Balances		Yields /Rates		Income / Expense		Increase	Change Due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Volume	Rate
Assets
Loans, including fee income	$818,482	$702,850	6.95%	8.42%	$14,143	$14,598	$(455)	$2,059	$(2,514)
Mortgage loans held for sale	57	300	3.06%	5.59%	- 1	4	(4)	(2)	(2)
Investment securities	27,146	22,103	5.09%	5.00%	343	273	70	65	5
Federal funds sold	30,871	14,371	3.02%	5.22%	232	185	47	125	(78)
Interest bearing deposits in banks	1,287	1,269	3.01%	5.18%	10	16	(6)	—	(6)

Total earning assets	877,843	740,893	6.75%	8.25%	14,728	15,076	(348)	2,247	(2,595)

Cash and due from banks	7,017	5,778
Allowance for loan losses	(9,997)	(8,162)
Other assets	71,562	52,660

Total	$946,425	$791,169

Liabilities and Equity
Interest bearing demand	$69,077	$80,323	2.03%	3.22%	$349	$637	$(288)	$(54)	$(234)
Savings	74,435	49,960	3.25%	3.72%	602	459	143	200	(57)
Certificates of deposit	615,412	493,531	5.11%	5.28%	7,822	6,429	1,393	1,576	(183)

Total interest bearing deposits	758,924	623,814	4.65%	4.89%	8,773	7,525	1,248	1,722	(474)
Borrowings	58,167	47,837	5.37%	4.92%	776	580	196	141	55

Total interest bearing liabilities	817,091	671,651	4.70%	4.89%	9,549	8,105	1,444	1,863	(419)
Noninterest bearing demand deposits	45,514	46,586
Other liabilities	16,742	10,212
Shareholders’ equity	67,078	62,720

Total	$946,425	$791,169

Net interest income					$5,179	$6,971	$(1,792)	$384	$(2,176)

Net interest yield on earning assets			2.37%	3.82%
Net interest spread			2.05%	3.36%

Results of Our Commercial Banking Business

During the period ended March 31, 2008, the Company experienced a net loss of approximately $1.9 million, as compared with net income of approximately $1.5 million for the period ended March 31, 2007. This net loss was primarily due to a decrease in net interest income and an increase in the loan loss provision.

Interest Income

Our interest income related to commercial banking decreased approximately $347,000, or 2%, to $14.7 million for the three months ended March 31, 2008 from $15.1 million for the three months ended March 31, 2007. This decrease in interest income was the result of a decline in yield from commercial banking interest earning assets, in particular from commercial banking loans, during the current declining interest rate environment. The yield from commercial banking loans decreased from 8.42% for the three months ended March 31, 2007 to 6.95% for the three months ended March 31, 2008. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in reaction to the Federal Reserve decreasing interest rates 300 basis points from September 2007 through the first quarter of 2008. Approximately 61% of our commercial banking loan portfolio at March 31, 2008 is variable rate and adjusts with changes in the prime rate. The decrease in yield on the commercial banking loan portfolio was also due to having to write-off approximately $656,000 in accrued interest on loans that were placed on non-accrual during the first quarter of 2008, which increased from $5.6 million at December 31, 2007 to $18.7 million at March 31, 2008. The decline in interest income from the decrease in the yield on the commercial banking loan portfolio was partially offset by an increase in average commercial banking loans. Average commercial banking loans increased $115.6 million, or 16%, for the quarter ended March 31, 2008 over the same period for 2007. This growth in commercial banking loans from March 31, 2007 was the result of higher loan demand during the last three quarters of 2007 in our service area. During the first quarter of 2008, commercial banking loans have only grown by $8.7 million or 1%.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended March 31, 2008 amounted to $9.5 million compared to $8.1 million for the three months ended March 31, 2007, an increase of 18%. Interest expense related to commercial banking deposits for the three months ended March 31, 2008 was $8.8 million compared to $7.5 million for the three months ended March 31, 2007, an increase of 17%. The increase in interest expense from interest-bearing deposits resulted from an increase in the average balance of interest-bearing deposits. Average interest-bearing deposits increased approximately $135.1 million, or 22%, from $623.8 million for the three months ended March 31, 2007 to $758.9 million for the three months ended March 31, 2008. During 2007 and the first quarter of 2008, the Bank has mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $98.9 million, or 97%, from $102.2 million at March 31, 2007 to $201.1 million at March 31, 2008. We saw the cost of out-of-market and brokered deposits increase to levels equal to or even exceeding the costs in our local market during 2006, and therefore, out-of-market and brokered deposits were rarely used as a funding source. However, since the fourth quarter of 2006, we saw the cost of out-of-market and brokered deposits fall to approximately 15 to 30 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth. The increase in average interest-bearing deposits is also related to a money market special that the Bank ran in 2007 and the first quarter of 2008 where the Bank offered a rate of 65% of our lending prime rate. Money market accounts have increased approximately $26.5 million from March 31, 2007 to March 31, 2008. The increase in interest expense related to the increase in the average balance of commercial banking deposits was partially offset by a decrease in the cost of funds of commercial banking deposits. The cost of funds from commercial banking deposits decreased from 4.89% for the three months ended March 31, 2007 to 4.65% for the three months ended March 31, 2008. This decrease was mainly related to a decrease in the cost of interest bearing demand deposits, whose average cost decreased 119 basis points, and to a decrease in the cost of time deposits, whose average cost decreased 17 basis points, for the three months ended March 31, 2008 compared to the same period in 2007. These decreases in average cost were due to the falling rate environment in that the Federal Reserve has decreased interest rates 300 basis points from September 2007 through the first quarter of 2008. The average cost of time deposits has only decreased 17 basis points due to strong competition in its market area for local deposits and the effects that the deterioration in the liquidity markets had upon the cost of out of market time deposits in the fourth quarter of 2007 and the first quarter of 2008. In the first quarters of 2008 and 2007, interest expense accounted for 62% of our total commercial banking business expenses other than the provision for loan losses and income tax expense.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2008 were $5.2 million, 2.37% and 2.05%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2007 were $7.0 million, 3.82% and 3.36%, respectively. The decrease in net interest income, net interest margin and interest spread from 2007 to 2008 was mainly due to the decrease in the yield on commercial banking loans. The yield from commercial banking loans decreased from 8.42% for the three months ended March 31, 2007 to 6.95% for the three months ended March 31, 2008. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in reaction to the Federal Reserve decreasing interest rates 300 basis points from September 2007 through the first quarter of 2008. Approximately 61% of our commercial banking loan portfolio at March 31, 2008 is variable rate and adjusts with changes in the prime rate. The decrease in yield on the commercial banking loan portfolio was also due to having to write-off approximately $656,000 in accrued interest on loans that were placed on non-accrual during the first quarter of 2008, which increased from $5.6 million at December 31, 2007 to $18.7 million at March 31, 2008. The yield on commercial banking assets decreased 150 basis points while the cost of interest-bearing liabilities decreased only 19 basis points in comparing the first quarter of 2008 to the first quarter of 2007. Even with the Federal Reserve decreasing interest rates 300 basis points from September 2007 through the first quarter of 2008, the average cost of time deposits has only decreased 17 basis points due to strong competition in the market area for local deposits and the effects that the deterioration in the credit and liquidity markets had upon the cost of out of market time deposits in the fourth quarter of 2007 and the first quarter of 2008 and due the fact that time deposits are slower to reprice than the loan portfolio.

Loan Loss Provisions

For the three months ended March 31, 2008, we made a provision for loan losses of $3,604,000 and incurred net charge-offs of $463,037 of commercial banking loans. For the three months ended March 31, 2007, we made a provision for loan losses of $490,000 and incurred net charge-offs of $378,097 of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 0.23% (annualized) for the three months ended March 31, 2008, 0.11% for the year ended December 31, 2007 and 0.22% (annualized) for the three months ended March 31, 2007. During the first quarter of 2008, the Bank charged-off $290,566 related to a commercial real estate loan that is secured by some self storage units. Due to liability issues, the Bank has not foreclosed on the property as of this time and is permitting the borrower to retain the property and attempt to sell it. During the first quarter of 2007, the Bank had one commercial loan charge-off for $328,185 related to a commercial loan relationship originated in 2003 with a finance company. In 2004, the principle owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however internal fraud was detected within the company. The balance of the accounts receivables was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. The Bank’s charge-offs in the first three months of 2008 consisted of two commercial real estate loan charge-offs of $306,164, three commercial loan charge-offs of $94,962, two construction and acquisition and development loan charge-offs of $42,961 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2007 consisted of one commercial loan charge-off of $328,185, two residential real estate loan charge-offs of $95,927 and various installment and other consumer loans charge-offs.

The provision for loan losses of $3,604,000 for the three months ended March 31, 2008 increased significantly in comparison to the provision for loans losses of $490,000 for the three months ended March 31, 2007. The increase in the provision for loan losses was due to the continued deterioration in the loan portfolio, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral, during the first quarter of 2008. During the first quarter of 2008, the Bank’s criticized loans increased $14.3 million from $13.2 million at December 31, 2007 to $27.5 million at March 31, 2008 and non-performing loans increased $13.1 million from $5.6 million at December 31, 2007 to $18.7 million at March 31, 2008. The main sector of the Bank’s loan portfolio that experienced this deterioration was its construction and acquisition and development loans. The Bank’s criticized loans and non-performing loans related to its construction and acquisition and development loan portfolio increased $12.1 million and $12.8 million, respectively. Additionally, the Bank has had $15.9 million in commercial banking loans move to non-performing status since the end of the first quarter of 2008. Based upon management’s analysis of its individual classified and non-performing loans, including the additions to non-performing loans since the end of the first quarter of 2008, and our analysis of the remaining loan portfolio including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 1.57%, 1.21% and 1.14% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

Noninterest Income

Our noninterest income related to our commercial banking business was approximately $956,000 during the three months ended March 31, 2008 compared to approximately $946,000 during the three months ended March 31, 2007, a 1%

increase. During the three month period ending March 31, 2008 compared to the same period in 2007, service charge income increased approximately $74,000 and income from life insurance policies increased approximately $42,000. This increase in deposit service charges was mainly related to a $67,000 increase in overdraft charges related to a new overdraft protection program that was introduced in March 2007 and to the growth in new accounts and customers during 2007 and the first quarter of 2008. The increase in income from life insurance policies was due to the Bank purchasing $4.9 million in new policies during May 2007. These increases were offset by an $84,000 decrease in gains on sale of SBA loans. The decrease in the gains on sale of SBA loans was due to the Bank selling fewer loans in the first quarter of 2008 than in the first quarter of 2007 and due to a decline in premiums paid on the sale of SBA loans in 2008.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $5.8 million for the three months ended March 31, 2008 compared to $5.0 million for the three months ended March 31, 2007, an increase of 15%. The increase in noninterest expense for the three month period ended March 31, 2008 compared to the same period in 2007 was attributable to an increase in salaries and benefits of approximately $126,000, an increase in foreclosed asset expense of approximately $211,000, an increase in legal and professional expense of approximately $125,000, an increase in insurance expense of approximately $110,000 and an increase in other operating expenses of approximately $169,000. The increase in salaries and other payroll expenses in the first quarter of 2008 over the same period in 2007 are due to several factors. One factor is an increase in salaries, including payroll taxes, of approximately $345,000. This increase is due to the addition of seven new employees, due to the payment of the Company’s payroll taxes on the 2007 bonuses which were paid in the first quarter of 2008, and due to regular annual raises. Another factor is an increase in stock-based compensation expense of approximately $69,000. This increase was mainly due to the issuance of 37,500 additional shares of restricted stock since March 31, 2007. There were only approximately 51,000 shares in restricted stock outstanding at March 31, 2007 compared to 88,500 shares of restricted stock outstanding at March 31, 2008. The expenses for the restricted stock are recorded over the vesting period for such shares. Another factor is an increase in the expense related to the supplemental retirement plan of approximately $147,000. This increase was due to both the Company making an adjustment of approximately $77,000 which reduced expense in the first quarter of 2007 related to changes in the projections of the former plan and due to the Company restating the supplemental retirement plan in the third quarter of 2007 which increased the monthly accruals after the restatement of the plan. These increases were offset by a decrease in the bonus accrual of approximately $335,000 due to projections based upon the financial performance of the Company in the first quarter of 2008. The increase in foreclosed asset expense in the first quarter of 2008 over the same period in 2007 was due to the write-down of $294,000 on two automobile service centers that were foreclosed upon in the third quarter of 2007. The Bank reevaluated these properties at the end of the first quarter of 2008 and determined that there was further impairment based upon the deteriorating real estate market. The increase in legal and professional fees expense in the first quarter of 2008 over the same period in 2007 was mainly attributable to the increased regulatory and disclosure requirements for a public company and to an increase in legal fees related to the collection of loans. The increase in insurance expense from the first quarter of 2007 to the first quarter of 2008 is due to an increase in FDIC assessments. The FDIC changed its method of calculating its assessments, which has led to higher insurance costs for the Bank. The increase in other operating expenses was mainly due to the payment of a termination fee in the first quarter of 2008 of approximately $110,000 related to a change in our ATM processor and due to an approximately $45,000 increase in charitable contributions in the first quarter of 2008 from the same period in 2007.

Pretax Net Income (Loss)

For the three months ended March 31, 2008, our commercial banking pre-tax income (loss) was $(3.2) million compared to pre-tax income (loss) of approximately $2.4 million for the three months ending March 31, 2007. Pretax income (loss) for the three months ended March 31, 2008 decreased approximately $5.6 million, or 236%, compared to the three months ended March 31, 2007. The decrease in pretax income (loss) was due to an increase in the provision for loan losses of approximately $3.6 million, a decrease in net interest income of approximately $1.8 million and an increase in noninterest expense of $734,000 for the three months ended March 31, 2008 compared to the same periods in 2007. The increase in the provision of loan losses was due to the deterioration in the loan portfolio with the increase in criticized and nonaccrual loans during the first quarter of 2008. The decrease in the net interest income was due to both the Federal Reserve decreasing interest rates 300 basis points from September 2007 through the first quarter of 2008, and due to the bank having to write-off approximately $656,000 in accrued interest on loans placed on non-accrual during the first quarter of 2008. The increase in noninterest expense was mainly due to an increase in salaries and benefits, insurance expense, legal and professional expenses, foreclosed asset expense, net and other operating expenses in the first quarter of 2008 compared to the same period in 2007. See further discussion above under “—Provision for Loan Losses,” “—Net Interest Income,” and “—Noninterest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three months ended March 31, 2008 and 2007 was 40.61% and 37.15%, respectively. The commercial banking business had permanent income tax differences in 2008 and 2007 related to state income tax credits paid and bank-owned life insurance income. Based upon our analysis of these permanent differences for 2008, the effective tax rate in 2008 increased in comparison to the same period in 2007.

Results of Discontinued Operations From Our Mortgage Banking Business

During the first three months of 2008 and 2007, our discontinued mortgage banking operations had no revenues or expenses. During the second quarter of 2007, we evaluated our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. This evaluation showed an overaccrual in the allowance for recourse liability. This overaccrual was due to the fact that we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses during 2007. Therefore, based upon this analysis, we reduced the allowance for recourse liability by $118,394 during the second quarter of 2007. We evaluated the allowance for recourse liability during the first quarter of 2008 and determined that no further adjustments are needed at this time.

Financial Condition

General Discussion

Total Assets

Our total assets increased $33.8 million, or 4%, from $920.3 million as of December 31, 2007 to $954.1 million as of March 31, 2008. The increase in total assets was mainly comprised of an $8.7 million, or 1%, increase in the Bank’s commercial loans and a $20.8 million, or 98% increase in federal funds sold and interest-bearing deposits in banks. The growth in commercial banking loans was the result of normal loan demand in our service area. The Company has made a strategic decision to slow loan growth in 2008 and focus on asset quality and core deposit growth. The growth in federal funds sold and interest-bearing deposit in banks was due to the Bank making the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. Our increase in total assets corresponded with a $37.4 million, or 5%, increase in deposits. At March 31, 2007, we had total assets of $805.4 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At March 31, 2008, interest-earning assets totaled $897.4 million and represented 94% of total assets. This represents a $35.0 million, or 4%, increase from December 31, 2007, when interest-earning assets totaled $862.4 million and represented 94% of total assets. This increase was mainly related to an $8.7 million increase in the Bank’s commercial banking loan portfolio and a $20.8 million increase in federal funds sold and interest-bearing deposits in banks. The increase in commercial banking loans was the result of normal loan demand in our service area and the increase in federal funds sold and interest-bearing deposits in banks was due to the Company making the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. See “—Commercial Banking Business” below. At March 31, 2007, our interest-earning assets totaled $758.7 million and represented 94% of our total assets.

Allowance for Loan Losses

Our assessment of the risks associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Financial Condition of Our Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $21.0 million at March 31, 2008, compared to $21.0 million at December 31, 2007 and $21.7 million at March 31, 2007. The decrease in premises and equipment from March 31, 2007 was due to depreciation expense from the premises and equipment of approximately $1.6 million. The reduction in premises and equipment from depreciation expense was offset by the normal purchasing and replacement of technology and equipment throughout the period.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At March 31, 2008, the total cash value of the life insurance was $13.7 million. At December 31, 2007 and March 31, 2007, the total cash value of the life insurance was $13.6 million and $8.3 million, respectively. The increase of approximately $5.4 million from March 31, 2007 to March 31, 2008 was due to the purchase of $4.9 million in new insurance policies and due to policy earnings. During the second quarter of 2007, the Bank purchased $4.9 million in new insurance policies due to the Bank making changes to and restating its supplemental retirement plan during the third quarter of 2007. The plan was restated due to new accounting interpretations and tax laws related to the previous supplemental retirement plan.

Commercial Banking Business

Total Commercial Banking Loans

During the first quarter of 2008, our average commercial banking loans were $818.5 million. These loans constituted 93% of our average consolidated earning assets and 86% of our average consolidated total assets. For the first quarter of 2007, we had average commercial banking loans of $702.8 million, or 95% of our average consolidated earning assets and 89% of our average consolidated total assets. For the year ended December 31, 2007, we had average commercial banking loans of $760.0 million, or 95% of our average consolidated earning assets and 88% of our average consolidated total assets. Commercial banking loans at the periods ending March 31, 2008, December 31, 2007 and March 31, 2007 were $823.9 million, $815.2 million and $712.5 million, respectively. The Company has made a strategic decision to slow loan growth in 2008 and focus on asset quality and core deposit growth. The 16% increase in average commercial banking loans from the three month period ended March 31, 2007 to the three month period ended March 31, 2008 was the result of higher loan demand in our service area during the last three quarters of 2007.

Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the commercial loan portfolio. We maintain our allowance for loan losses at a level that we believe is adequate to absorb the risk of loan losses in the loan portfolio. In determining the appropriate level of the allowance for loan losses, we apply a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is graded:

(1)	at the time of the loan’s origination;

(2)	at each of the Bank’s loan committee meetings; and

(3)	at any point in time when payments due under the loan are delinquent or events occur which may affect the customer’s ability to repay loans.

The Bank’s grading system is similar to the grading systems used by bank regulators in analyzing loans. To grade a loan the Bank considers:

(1)	the value of underlying collateral;

(2)	the relative risk of the loan, based upon the financial strength and creditworthiness of the borrower;

(3)	prevailing and forecasted economic conditions; and

(4)	the Bank’s historical experience with similar loans.

The actual grading is performed by loan officers and reviewed and approved by the loan committee. After grading each of the loans, we review the overall grades assigned to the portfolio as a whole, and we attempt to identify and determine the effect of potential problem loans.

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

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Georgia Department may require a bank to make additional provisions to its allowance for loan losses when, in their opinion, their credit evaluations and allowance for loan loss methodology differ materially from ours.

While it is the Bank’s policy to charge-off, in the current period, loans for which a loss is considered probable, there are additional risks of loss that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy and other factors over which management has no control and which management cannot accurately predict, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The allowance for loan losses totaled $13.0 million, or 1.57% of total commercial banking loans, at March 31, 2008, $8.1 million, or 1.14% of total commercial banking loans at March 31, 2007, and $9.8 million, or 1.21% of total loans at December 31, 2007. During the first quarter of 2008, we made a provision for loan losses of $3,604,000. The increase in the percentage of the allowance for loan losses to total commercial banking loans and this significant addition to the provision for loan losses was due to the continued deterioration in the loan portfolio during the first quarter of 2008. During the first quarter of 2008, the Bank’s criticized loans increased $14.3 million from $13.2 million at December 31, 2007 to $27.5 million at March 31, 2008 and non-performing loans increased $13.1 million from $5.6 million at December 31, 2007 to $18.7 million at March 31, 2008. The Bank saw a significant deterioration in its construction and acquisition and development loan portfolio during the first quarter of 2008. The Bank’s criticized loans and non-performing loans related to its construction and acquisition and development loan portfolio increased $12.1 million and $12.8 million, respectively. The deterioration in our construction and acquisition and development loan portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during the last quarter of 2007 and the first quarter of 2008. Additionally, the Bank has had approximately $15.9 million in commercial banking loans move to non-performing status since the end of the first quarter of 2008. These loans were considered in our evaluation of the level of our allowance for loan losses as of March 31, 2008. For the three months ended March 31, 2008, we incurred net charge-offs of $463,037 of commercial banking loans and for the three months ended March 31, 2007, we incurred net charge-offs of $378,097 of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 0.23% (annualized) for the three months ended March 31, 2008 and 0.22% (annualized) for the three months ended March 31, 2007. During the year ended December 31, 2007, we made a provision of loan losses for $2,676,000 and had a ratio of net charge-offs to average commercial banking loans outstanding of 0.11%. During the first quarter of 2008, the Bank charged-off $290,566 related to a commercial real estate loan that is secured by self storage units. Due to liability issues, the Bank has not foreclosed on the property as of this time and is letting the borrower retain the property and attempt to sell it. During the first quarter of 2007, the Bank had one commercial loan charge-off for $328,185 related to a commercial loan relationship originated in 2003 with a finance company. In 2004, the principle owner and manager of the company died. The primary collateral for the loan was the accounts receivable of the finance company; however internal fraud was detected within the company. The balance of the accounts receivables was not adequate to cover the outstanding loan. The Bank relied on the personal guarantee of the principal owner as well as the assets in the deceased principal owner’s estate to recover some of the difference. The Bank settled with the estate in the first quarter of 2007 and charged off $328,185 of the outstanding balance of $965,685. The Bank’s charge-offs in the first three months of 2008 consisted of two commercial real estate loan charge-offs of $306,164, three commercial loan charge-offs of $94,962, two construction and acquisition and development loan charge-offs of $42,961 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2007 consisted of one commercial loan charge-off of $328,185, two residential real estate loan charge-offs of $95,927 and various installment and other consumer loans charge-offs.

In order to address the weakening of the real estate market, in particular real estate related to construction and acquisition and development, the Bank increased its monitoring of its loan portfolio in 2007 and the first quarter of 2008 in order to help identify and attempt to resolve potential loan problems more quickly. The Bank added another full time employee in 2007 and has budgeted the addition of another full time employee in 2008 to aid in this increased monitoring of asset quality and the management of problem loans. In addition to the normal quarterly monitoring and reporting of our construction and acquisition and development loan portfolio, including any concentrations, the Bank initiated quarterly problem loan meetings during 2007. During these meetings, senior management and the collections personnel discuss the other real estate owned and the classified and past due credits over $50,000 with our county presidents and loan officers. During these meetings we discuss and document the current status of the credit, the potential problems with the credit, our action plans for the credit and our estimated loss in the credit. During the last quarter of 2007 and the first quarter of 2008, our asset quality department also began conducting site visits to the properties securing our criticized construction and acquisition and development loans in excess of $50,000 to allow us to see the most recent developments and trends with these projects. During 2007, our asset quality personnel also began conducting quarterly site visits with respect to all construction projects which are over twelve months old. These visits allow us to assess the percent completion of the project and the marketability of the project. These visits are documented by photographs and written reports and are reviewed by senior management. We also initiated an internal review in the fourth quarter of 2007 of all the Bank’s acquisition and development projects. This review is still ongoing and should be completed during the second quarter of 2008. The Bank has also increased the penetration level of its third party loan reviewer from 60% in 2007 to 75% of the Bank’s loan portfolio during 2008. The Bank feels all of these measures will help to identify and favorably resolve any potential problem credits more quickly which should help to limit our losses in the loan portfolio. Given the current condition of the credit, liquidity and real estate markets, we expect our asset quality to continue to come under pressure.

The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level is based upon our judgment regarding factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at March 31, 2008 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown and uncertainties in the economy, including those related to the slowdown in the real estate market and those created by natural disasters, additions to the allowance and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

Total non-performing commercial assets totaled $23.8 million at March 31, 2008. This compares to total non-performing commercial assets of approximately $11.0 million at December 31, 2007 and $3.2 million at March 31, 2007. The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	March 31, 2008	December 31, 2007	March 31, 2007
Non-performing loans (1)	$18,725,789	$5,613,772	$2,890,508
Foreclosed properties	5,101,945	5,410,905	340,778

Total non-performing assets	$23,827,734	11,024,677	$3,231,286

Loans 90 days or more past due on accrual status	$195,317	$306,747	$49,449
Renegotiated loans	$650,000	$—	$—
Potential problem loans (2)	$21,936,330	$7,570,577	$2,767,614
Potential problem loans/total loans	2.66%	0.93%	0.39%
Non-performing assets/total loans and foreclosed properties	2.87%	1.34%	0.45%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	2.90%	1.38%	0.46%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. Total non-performing commercial banking loans increased $13.1 million from $5.6 million at December 31, 2007 to $18.7 million at March 31, 2008. Additionally, the Bank has had $15.9 million in commercial banking loans move to non-performing status since the end of the first quarter of 2008. The increase in non-performing commercial banking loans from December 31, 2007 to March 31, 2008 was mainly related to five loan relationships. Four of the relationships totaling approximately $9.2 million are related strictly to residential construction and acquisition and development loans. One of these four loan relationships totaling approximately $4.9 million is secured by eighty residential home lots in a three phase residential development located in Forsyth County, Georgia. Some of these lots are developed, some are partially developed and some are still unimproved land. Another of these four loan relationships totaling approximately $2.6 million is secured by 283 acres of undeveloped land being held for residential development located in Hall County, Georgia. The borrower had contracted to sell this property in March 2008, however the potential buyer was unable to complete the transaction. Another of these four loan relationships totaling approximately $1.0 million is secured by nineteen improved residential home lots located in Cobb County,

Georgia. The Bank is scheduled to foreclose on this property in the second quarter of 2008. The last of these four loan relationships totaling approximately $742,000 is secured by 30 acres of unimproved land being held for residential development located in Dawson County, Georgia and by twelve improved residential home lots located in Paulding County, Georgia. These properties are also scheduled to be foreclosed upon in the second quarter of 2008. The fifth loan relationship totaling approximately $3.2 million is secured by 41 developed residential home lots and two developed commercial lots located in Bartow County, Georgia. Additionally, the Bank has had $15.9 million in commercial banking loans move to non-performing status since the end of the first quarter of 2008. This increase in non-performing loans of $15.9 million since the end of the first quarter of 2008 is mainly related to two loan relationships totaling approximately $13.3 million. One of these loan relationships totaling approximately $10.8 million is secured by a retail shopping center, three office buildings and six commercial lots in Gwinnett County, Georgia. The retail shopping center has been completed, but is not currently leased and the three office buildings are approximately 90% completed. The other of these loan relationships totaling approximately $2.5 million is secured by developed residential home lots located in Walton County, Georgia. If this $15.9 million in non-performing loans were included in the totals at March 31, 2008, total non-performing bank assets would have been $39.8 million and the ratio of total non-performing assets to non-performing loans and foreclosed properties would have been 4.80%. The Bank saw a significant deterioration in its construction and acquisition and development loan portfolio during the first quarter of 2008. The deterioration in our construction and acquisition and development loan portfolio was mainly due to a decline in sales activity and property values within the real estate market in our market area during the last quarter of 2007 and the first quarter of 2008. We have evaluated these loan relationships and based on available information, we presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance. As of March 31, 2008, loan loss allowance reserves related to non-performing commercial banking loans totaled $3,616,563.

Foreclosed properties totaled approximately $5.1 million at March 31, 2008, as compared to approximately $5.4 million at December 31, 2007 and approximately $341,000 at March 31, 2007. The Bank foreclosed on three properties totaling approximately $429,000 in the first quarter of 2008. One of these properties totaling $287,000 consisted of one residential home that is approximately 95% complete located in Cherokee County, Georgia. The other two properties totaling $142,000 consisted of two residential home lots located in Cherokee County, Georgia. During the first quarter of 2008, the Bank sold one property totaling approximately $37,000 that was foreclosed upon in 2006 and five properties totaling approximately $378,000 that were foreclosed upon in 2007. Three of the properties consisted of land lots with mobile homes and were sold at a gain of approximately $37,000. Two of the properties consisted of residential homes and were sold at gain of approximately $6,000. The last of the six properties was raw land that was sold at a gain of $7,000. At March 31, 2008, the Bank held eight foreclosed properties totaling $5.0 million that have not been sold. One of the properties totaling approximately $3.0 million is a residential home on Lake Lanier in Hall County, Georgia. The Bank wrote-off an additional $250,000 on this property during the third quarter of 2007 based upon the slowdown in the residential home market and the drought conditions at Lake Lanier. Two of the properties totaling approximately $1.45 million are two automobile service centers located in Cherokee County, Georgia. The Bank reduced the sales price and wrote-off approximately $294,000 on these two properties during the first quarter of 2008 based upon our quarterly internal evaluation of the properties. Another of the properties totaling approximately $287,000 is a residential home that is 95% complete in Cherokee County, Georgia. Two of the properties totaling approximately $142,000 are residential home lots located in Cherokee County, Georgia. The last two properties totaling approximately $90,000 is a residential home lot located in Forsyth County, Georgia and one residential condominium in Fulton County, Georgia. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $14,366,000, or 190%, from December 31, 2007 to March 31, 2008. The increase in potential problem commercial loans from December 31, 2007 to March 31, 2008 was mainly related to three loan relationships totaling approximately $14.6 million. One of the loan relationships totaling approximately $1.4 million is secured by some town homes in Bartow County, Georgia. The borrower sold these town homes in the second quarter of 2008 leaving the Bank with no loss on this relationship. Another loan relationship totaling approximately $2.5 million is secured by developed residential home lots located in Walton County, Georgia. The borrower is having cash flow problems and is in negotiations to try and sell the property. This loan was moved to a non-performing loan during the second quarter of 2008. The third loan relationship totaling approximately $10.8 million is secured by a retail shopping center, three office buildings and six commercial lots in Gwinnett County, Georgia. The retail shopping center has been completed, but is not currently leased, and the three office buildings are approximately 90% complete. This loan was moved to a non-performing loan in the second quarter of 2008. Management feels that the loans categorized as potential problem loans at March 31, 2008 are adequately collateralized and believes that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, state and municipal securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $72.8 million at March 31, 2008, compared to $46.8 million at December 31, 2007 and $45.4 million at March 31, 2007. At March 31, 2008, the Bank had federal funds sold and interest-bearing deposits with other banks of $42.0 million, compared to $21.3 million at December 31, 2007 and $24.4 million at March 31, 2007. The increase in federal funds sold and interest-bearing deposits with other banks from December 31, 2007 is due to the Company making the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. Investment securities and restricted equity securities totaled $30.7 million at March 31, 2008, compared to $25.6 million at December 31, 2007 and $21.0 million at March 31, 2007. The increase in investment securities and restricted equity securities from December 31, 2007 was due to the Bank purchasing a $4.0 million Pickens County School Bond in the first quarter of 2008. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.4 million and shares held in The Silverton Bank in the amount of $165,975 at March 31, 2008.

Unrealized losses on securities amounted to $(12,566) at March 31, 2008, and $(230,369) and $(111,688) at March 31, 2007 and December 31, 2007, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes all unrealized losses as of March 31, 2008 represent temporary impairment as a result of temporary changes in the interest rate market and not as a result of credit deterioration. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Also, total impairment represents less than 1% of amortized cost. All bonds held at March 31, 2008 that have unrealized losses are backed by the U.S. Government or one of its agencies/quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $821.6 million, $784.3 million and $684.6 million at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, representing increases of 5% and 20%, respectively, over December 31, 2007 and March 31, 2007. Commercial deposits averaged $804.4 million during the three-month period ended March 31, 2008, $670.4 million during the three-month period ended March 31, 2007 and $732.7 million during the twelve-month period ended December 31, 2007. The increase in deposits from December 31, 2007 to March 31, 2008 is mainly due an increase in out-of-market and brokered deposits. During the first quarter of 2008, the Bank mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $23.6 million in the first quarter of 2008 from $177.5 million at December 31, 2007 to $201.1 million at March 31, 2008. The Bank’s out-of-market and brokered deposits at March 31, 2007 was $102.2 million. For a more detailed analysis of the increase in the cost of out-of-market and brokered deposits, see “Results of Operations—Interest Expense” above. We attempt to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The costs of out-of-market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be adversely affected. The Bank also ran a certificate of deposit special in its local markets during the first quarter of 2008, increasing certificate of deposits in its local markets approximately $11.0 million in order to increase liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. Interest-bearing deposits represented 95% of total deposits at March 31, 2008, compared to 95% at December 31, 2007 and 93% at March 31, 2007. Certificate of deposits comprised 81% of total interest-bearing deposits for March 31, 2008, compared to 76% at December 31, 2007 and 79% at March 31, 2007. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At March 31, 2008, the Bank had borrowed $36.0 million Federal Home Loan Bank (“FHLB”) advances at maturity terms ranging from six months to ten years and with an average rate of 3.98%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. As of March 31, 2008 the Bank has the capacity to borrow an additional $9.1 million or up to approximately $45.0 million in total FHLB advances. There were $35.0 million and $36.0 million, respectively, in Federal Home Loan Bank advances outstanding at March 31, 2007 and December 31, 2007.

At March 31, 2008, the Bank had approximately $39.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit during the first quarter of 2008.

Discontinued Operations

Prior to the sale of our wholesale residential mortgage business on December 31, 2003, the Company sold loans that it originated. The Company’s consolidated balance sheets at March 31, 2008 and December 31, 2007 include no assets and include liabilities of $1,785,243 and $1,953,025, respectively, related to discontinued operations. The Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. At March 31, 2008 and December 31, 2007, the Company had approximately $1.8 million and $1.7 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability for future losses at March 31, 2008 and December 31, 2007 was approximately $1.8 million and $2.0 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. During 2005, 2006 and 2007, our losses related to indemnified loans gradually decreased. During the second quarter of 2007, we evaluated our allowance for the recourse obligation reserve. Based on this evaluation, we determined that we had made an overaccrual in the recourse obligation reserve because we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses. Therefore, based upon this analysis, we reduced the recourse obligation reserve by $118,394 during the second quarter of 2007. We evaluated the allowance for recourse liability during the first quarter of 2008 and determined that no further adjustments are needed at this time.

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

The Company and Bank’s actual capital amounts and ratios for March 31, 2008 and December 31, 2007 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2008:
Total Capital to Risk
Weighted Assets:
Company	$94,316	10.73%	$70,324	8%	$	N/A	N/A
Bank	$89,090	10.18%	$69,999	8%		$87,499	10%
Tier I Capital to Risk
Weighted Assets:
Company	$78,354	8.91%	$35,162	4%	$	N/A	N/A
Bank	$78,128	8.93%	$35,000	4%		$52,500	6%
Tier I Capital to Average
Assets:
Company	$78,354	8.31%	$37,708	4%	$	N/A	N/A
Bank	$78,128	8.41%	$37,145	4%		$46,432	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007:
Total Capital to Risk
Weighted Assets:
Company	$94,989	10.92%	$69,590	8%	$	N/A	N/A
Bank	$90,114	10.41%	$69,284	8%		$86,605	10%
Tier I Capital to Risk- Weighted Assets:
Company	$80,163	9.22%	$34,795	4%	$	N/A	N/A
Bank	$80,288	9.27%	$34,642	4%		$51,963	6%
Tier I Capital to Average
Assets:
Company	$80,163	8.69%	$36,900	4%	$	N/A	N/A
Bank	$80,288	8.83%	$36,387	4%		$45,483	5%

At March 31, 2008, the Company’s and Bank’s leverage ratio was 8.31% and 8.41%, respectively, compared to 8.69% and 8.83% at December 31, 2007 and 9.00% and 8.48%, respectively, at March 31, 2007. On August 27, 2007, the Company, through Crescent Capital Trust IV, completed an offering and sale of $10.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities were contributed to the Bank to provide capital for further growth and expansion.

At March 31, 2008, our total consolidated shareholders’ equity was $65.8 million, or 6.90% of total consolidated assets, compared to $63.1 million, or 7.83% of total consolidated assets, at March 31, 2007, and $67.4 million, or 7.33% of total consolidated assets, at December 31, 2007. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first quarter of 2008 was due to the Company’s consolidated net loss of approximately $1.9 million in the first quarter of 2008 and due to the growth of total consolidated assets, which grew approximately $33.8 million, or 4%, in the first quarter of 2008.

At March 31, 2008, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.73%, 8.91% of which consisted of tier 1 capital and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 10.18%, 8.93% of which consisted of tier 1 capital. A quarterly dividend of $0.08 was declared in January 2008 and paid on March 3, 2008. A quarterly dividend of $0.04 per share was declared in April 2008, and is payable on June 3, 2008.

As of March 31, 2007, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.34%, 9.27% of which consisted of tier 1 capital, and, as of December 31, 2007, total consolidated capital to risk-adjusted assets was 10.92%, 9.22% of which consisted of tier 1 capital. As of March 31, 2007, the Bank’s ratio of total capital to risk-adjusted assets was 9.76%, 8.69% of which consisted of tier 1 capital, and, as of December 31, 2007, total capital to risk-adjusted assets was 10.41%, 9.27% of which consisted of tier 1 capital.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and investment securities held for sale. These average liquid assets totaled $65.2 million, $40.6 million and $47.3 million, respectively, during the three month period ended March 31, 2008, the three month period ended March 31, 2007, and the twelve month period ended December 31, 2007, representing 8%, 6% and 6% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $17.9 million, or 38%, from the year ended December 31, 2007 to quarter ended March 31, 2008 and average liquid assets as a percentage of average deposits and borrowings increased approximately 2% from the year ended December 31, 2007 to the quarter ended March 31, 2008. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings increased due to the Bank making the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. The Company, on average, held $16.3 million more in federal funds sold and interest-bearing deposit in banks in the first quarter of 2008 compared to year end 2007. Average commercial banking loans were 97%, 100% and 99% of average commercial bank deposits and borrowings during the three month periods ended March 31, 2008 and March 31, 2007, and the twelve month period ended December 31, 2007, respectively. Average interest-earning assets were 104%, 105% and 104% of average commercial banking deposits and borrowings during the three month periods ended March 31, 2008 and March 31, 2007, and the twelve month period ended December 31, 2007, respectively. The ratio of average commercial banking loans to average commercial banking deposits and borrowings decreased during the first quarter of 2008 compared to the year ended December 31, 2007. The decrease in this percentage is mainly due to the Bank making the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. The Bank grew deposits approximately $37.4 million in the first quarter of 2008 while commercial banking loans increased only $8.7 million. Therefore, the Bank held approximately $16.3 million more in federal funds sold and interest-bearing deposits during the first quarter of 2008 in comparison with the year ended December 31, 2007.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit totaling $39.5 million and maintains a line of credit up to approximately $39.3 million at the FHLB. At March 31, 2008 we had $36.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. For the three months ended March 31, 2008, the average balance in FHLB advances was approximately $36.0 million and there were no balances outstanding on the federal funds lines of credit. All of the $36.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans, by investment securities and by FHLB Stock. The Bank currently is holding approximately $5.9 million in unpledged investment securities, which gives the Bank the ability to borrow an additional $9 million in FHLB advances at March 31, 2008. We presently believe that the Bank’s liquidity is under pressure due to the tightening in the liquidity and credit markets and the competitive pricing for deposits in the Bank’s market area. During 2007 and the first quarter of 2008, the Bank has mainly used out-of-market and brokered deposits to fund its loan growth. The Bank’s out-of-market and brokered deposits increased $98.9 million, or 97%, from $102.2 million at March 31, 2007 to $201.1 million at March 31, 2008. We saw the cost of out-of-market and brokered deposits increase to levels equal to or even exceeding the costs in our local market during 2006, and therefore, out-of-market and brokered deposits were rarely used as a funding source. However, since the fourth quarter of 2006, we saw the cost of out-of-market and brokered deposits fall to approximately 20 to 30 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. Since the end of the first quarter of 2008, we have seen the cost of out-of-market and brokered deposits begin to rise and in some cases even equal the cost in our local markets. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2006, if the Bank’s liquidity position remains under pressure. The cost of funds of interest-bearing deposits has decreased from 4.88% in the fourth quarter of 2007 to 4.65% in the first quarter of 2008 due to the 300 basis point decrease in the federal funds rate from September 2007 through the first quarter of 2008, and due to the use of out-of-market and brokered deposits which have been approximately 30 basis points below the cost of deposits of similar maturity in our local market during the fourth quarter of 2007. Given our recent reliance on out-of-market and brokered deposits, our net interest margin, and in turn our net interest income, could be adversely affected if the cost of this source of liquidity increases.

Commercial Commitments

The following table presents our other commercial commitments at March 31, 2008. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in thousands)
Commitments to extend credit (1)	$99,299	$83,766	$10,550	$226	$4,757
Letters of Credit (2)	2,587	2,438	149	—	—

Total commercial commitments	$101,886	$86,204	$10,699	$226	$4,757

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2008 and December 31, 2007, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $9,057,000 with a fair value of approximately $(1,038,000) at March 31, 2008 and approximately $9,250,000 with a fair value of approximately $(692,000) at December 31, 2007. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2008. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

The following table shows our rate sensitive position at March 31, 2008. Approximately 78% of earning assets and 91% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year cumulative time period, was $64.8 million, or 6.8% of total assets. At June 30, 2006, for the one-year cumulative period, the Bank had excess interest-bearing assets over interest-bearing liabilities of approximately $79.5 million, or 10.5% of total assets. Since the second quarter of 2006, the Bank has tried to keep certificate of deposit maturities at twelve months or less and tried to originate more fixed rate loans. This has changed our rate sensitivity position in the one year cumulative period from an asset-sensitive position to a liability-sensitive position. The Bank has used shorter-term funding and tried to originate more fixed rate loans in anticipation of a decrease in interest rates during 2007 and 2008.

Interest Rate Sensitivity Gaps

As of March 31, 2008

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$564,192	$82,995	$156,195	$20,558	$823,940
Investment securities	3,632	2,213	14,942	6,511	27,298
Mortgage loans held for sale	707	—	—	—	707
Federal funds sold	39,841	—	—	—	39,841
Interest-bearing deposits in other banks	2,182	—	—	—	2,182

Total interest-earning assets	$610,554	$85,208	$171,137	$27,069	$893,968

Interest-bearing liabilities
Interest-bearing demand deposits	$147,535	$—	$—	$—	$147,535
Time deposits	166,625	407,235	57,185	—	631,045
Other borrowings	25,167	14,000	19,000	—	58,167

Total interest-bearing liabilities	$339,327	$421,235	$76,185	$—	$836,747

Interest sensitivity gap	$271,227	$(336,027)	$94,952	$27,069	$57,221
Interest sensitivity gap – cumulative	$271,227	$(64,800)	$30,152	$57,221	$57,221

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above except for the one year time frame. An asset sensitive position means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. A liability sensitive position means that during each period, if interest rates increase, then the net interest margin will decrease, and if interest rates decline, the net interest margin will increase. At March 31, 2008, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. The economy experienced deflation in 2001 and the Federal Reserve reduced interest rates on eleven occasions for a total of 475 basis points in 2001. Inflation remained low in 2002 and 2003, which resulted in fairly steady interest rates in 2002 and 2003, dropping only 50 basis points in 2002 and 25 basis points in 2003. During 2004, inflation gradually increased with the improvement in the economy and the Federal Reserve increased interest rates by 125 basis points. During 2005, the Federal Reserve raised rates by a total of 200 basis points and raised rates by an additional 100 basis points in the first six months of 2006. The Federal Reserve then left rates unchanged until the third quarter of 2007. From September 2007 through the end of 2007, the Federal Reserve reduced interest rates by 100 basis points and in first quarter of 2008 reduced rates further by 200 basis points. The Federal Reserve reduced interest rates by 25 basis points in April 2008. The Federal Reserve indicated further changes in interest rates would be dependent on economic data.

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

Management’s Quarterly Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s management assesses the effectiveness of the Company’s internal control over financial reporting to ensure the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to ensure such internal controls include those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective and that there are no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report on internal control over financial reporting in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Other than the risk factor set forth below, there were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Deterioration of the Residential Mortgage Market Likely Will Result In Further Increases In Our Non-Performing Assets and Allowance for Loan Losses, and Make It More Difficult For Us to Recover Our Losses with Respect to Defaulted Loans

Beginning in the third quarter of 2007, there were well-publicized developments in the credit, liquidity and real estate markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This decline, which has continued in the first quarter of 2008, has resulted in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets. In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 1.21% of total commercial banking loans at December 31, 2007 to 1.57% at March 31, 2008. We made a provision for loan losses in the first quarter of 2008 of approximately $3.6 million, which was significantly higher than in previous periods. This increase was due to an increase in classified loans and non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures). We may experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in our being unable to realize a full recovery in the event that a borrower defaults on a loan. Any further increase in our non-performing assets, any increase in our loan charge-offs, any further increase in our provision for loan losses and/or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

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

CRESCENT BANKING COMPANY (Registrant)

Date: May 15, 2008	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: May 15, 2008	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.