Form 10-Q
period 2008-06-30
CRESCENT BANKING CO
filed 2008-08-13
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 11, 2008, Crescent Banking Company had 5,361,206 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$9,370,406	$7,700,345
Interest-bearing deposits in banks	26,166,200	675,332
Federal funds sold	43,699,000	20,591,000
Investment securities available-for-sale	22,155,620	22,396,250
Investment securities held-to-maturity, at cost (fair value approximates $3,790,000 and $0, respectively)	4,000,000	—
Restricted equity securities	3,435,675	3,184,275
Mortgage loans held for sale	320,344	323,153
Loans	818,685,317	815,237,546
Less allowance for loan losses	(12,324,568)	(9,825,911)

Loans, net	806,360,749	805,411,635
Premises and equipment	21,022,966	21,021,801
Other real estate owned	6,038,824	5,410,905
Cash surrender value of life insurance	13,850,904	13,587,586
Goodwill	3,442,714	3,442,714
Deposit intangibles	241,905	304,781
Deferred tax asset	7,490,081	6,148,377
Other assets	11,367,218	10,071,023

Total Assets	$978,962,606	$920,269,177

Liabilities
Deposits
Noninterest-bearing	$41,901,090	$41,344,296
Interest-bearing	807,248,682	742,906,866

Total deposits	849,149,772	784,251,162
Short-term borrowings	11,518,509	15,000,000
Long-term borrowings	49,167,000	43,167,000
Accrued interest and other liabilities	5,686,073	8,462,712
Liabilities related to discontinued operations	1,782,276	1,953,025

Total liabilities	$917,303,630	$852,833,899

Shareholders’ equity
Common stock, par value $1.00; 20,000,000 shares authorized; 5,359,744 and 5,291,772 issued, respectively	$5,359,744	$5,291,772
Capital surplus	18,556,512	17,590,530
Retained earnings	38,176,526	44,824,748
Treasury stock, 33,336 shares	(296,091)	(296,091)
Accumulated other comprehensive income	(137,715)	24,319

Total shareholders’ equity	61,658,976	67,435,278

Total liabilities and shareholders’ equity	$978,962,606	$920,269,177

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Interest income
Loans including fees	$12,755,232	$15,508,556	$26,897,977	$30,106,768
Mortgage loans held for sale	883	6,368	1,316	10,505
Taxable securities	328,552	296,792	665,584	569,070
Non-taxable securities	23,500	—	30,028	—
Deposits in banks	32,124	29,180	41,750	45,375
Federal funds sold	231,806	183,174	463,928	368,156

Total interest income	13,372,097	16,024,070	28,100,583	31,099,874
Interest expense
Deposits	8,561,990	8,109,855	17,335,250	15,635,051
Short-term borrowings	121,228	163,514	275,407	293,517
Long-term borrowings	544,949	437,102	1,166,764	887,106

Total interest expense	9,228,167	8,710,471	18,777,421	16,815,674

Net interest income	4,143,930	7,313,599	9,323,162	14,284,200
Provision for loan losses	6,122,000	715,000	9,726,000	1,205,000

Net interest income (loss) after provision for loan losses	(1,978,070)	6,598,599	(402,838)	13,079,200

Noninterest income
Service charges on deposit accounts	342,111	401,348	724,087	709,144
Gains on sales of SBA loans	109,963	128,555	182,267	284,873
Other operating income	485,340	498,510	986,827	980,632

Total noninterest income	937,414	1,028,413	1,893,181	1,974,649

Noninterest expenses
Salaries and employee benefits	2,735,864	3,114,840	5,742,322	5,995,675
Occupancy and equipment	417,015	418,966	865,078	793,961
Supplies, postage, and telephone	268,899	265,201	528,793	547,652
Advertising	95,820	118,999	200,598	257,054
Insurance expense	225,243	93,576	427,570	185,477
Depreciation and amortization	420,881	430,054	839,200	833,153
Legal and professional	496,641	376,905	965,109	720,160
Director fees	79,575	120,000	159,525	240,675
Foreclosed asset expense, net	519,771	57,678	815,591	142,031
Other operating expenses	377,742	349,153	868,012	670,103

Total noninterest expenses	5,637,451	5,345,372	11,411,798	10,385,941

Income (loss) from continuing operations before income taxes	(6,678,107)	2,281,640	(9,921,455)	4,667,908
Applicable income taxes (benefit)	(2,589,469)	840,302	(3,906,517)	1,726,855

Income (loss) from continuing operations	(4,088,638)	1,441,338	(6,014,938)	2,941,053
Income from operations of discontinued mortgage subsidiary, net of tax expense of $ 0 and $43,799 for the three months ended and $ 0 and $43,799 for the six months ended	—	74,595	—	74,595

Net income (loss)	(4,088,638)	1,515,933	(6,014,938)	3,015,648

Other comprehensive income (loss)
Unrealized losses on securities available-for-sale arising during period, net of tax	(352,021)	(183,420)	(162,034)	(148,119)

Comprehensive income (loss)	$(4,440,659)	$1,332,513	$(6,176,972)	$2,867,529

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Earnings (loss) per share
Basic earnings (loss) per share	$(0.78)	$0.29	$(1.16)	$0.58
Diluted earnings (loss) per share	$(0.78)	$0.28	$(1.16)	$0.56

Earnings (loss) per share from continuing operations
Basic earnings (loss) per share from continuing operations	$(0.78)	$0.28	$(1.16)	$0.57
Diluted earnings (loss) per share from continuing operations	$(0.78)	$0.27	$(1.16)	$0.55

Earnings per share from discontinued operations
Basic Earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.01
Diluted Earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.01
Cash dividends per share of common stock	$0.04	$0.08	$0.12	$0.16

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2008	2007
Operating Activities
Net income (loss)	$(6,014,938)	$3,015,648
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Income from discontinued operations	—	(74,595)
Amortization (accretion) of premium/discount on securities	(6,236)	9,383
Amortization of deposit intangible	62,876	62,876
Net gain on sale of other real estate owned	(44,089)	—
Amortization of mortgage servicing rights	6,959	6,959
Provision for loan losses	9,726,000	1,205,000
Depreciation	769,365	763,318
Proceeds from sales of mortgage loans held for sale	15,488,556	21,634,203
Originations of mortgage loans held for sale	(15,485,747)	(21,747,019)
Income on life insurance policies	(263,318)	(192,648)
Deferred tax benefit	(1,247,858)	(425,812)
(Increase) decrease in interest receivable	2,062,446	(524,815)
Decrease in accounts receivable – brokers and escrow agents	—	19,128
Decrease in interest payable	(548,445)	(504,612)
Stock-based compensation expense	375,321	346,878
Net cash used in discontinued operations	(170,749)	(242,723)
Net change in other assets, liabilities and other operating activities	(4,835,216)	1,256,355

Net cash provided (used) by operating activities	(125,073)	4,607,524

Investing Activities
Net increase in interest-bearing deposits in banks	(25,490,868)	(1,992,219)
Purchase of securities available-for-sale	(5,167,659)	(4,958,005)
Purchase of securities held-to-maturity	(4,000,000)	—
Proceeds from maturities/calls of securities available-for-sale	5,144,468	1,985,972
Proceeds from maturities of other securities	—	226,500
Proceeds from maturities/calls of securities held-to-maturity	—	1,000,000
Purchase of other securities	(251,400)	—
Proceeds from sale of other real estate owned	1,324,938	105,219
Net increase in federal funds sold	(23,108,000)	(5,919,000)
Net increase in loans	(13,328,285)	(73,980,182)
Purchase of life insurance policies	—	(4,900,000)
Purchase of premises and equipment	(770,530)	(1,176,816)

Net cash used in investing activities	(65,647,336)	(89,608,531)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the six months ended June 30,
	2008	2007
Financing Activities
Net increase in deposits	64,898,610	91,314,131
Net increase (decrease) in borrowings	2,518,509	(3,000,000)
Excess tax benefits from share-based payment arrangements	96,565	47,567
Issuance of common stock for dividend reinvestment plan	306,693	—
Issuance of common stock for stock purchase plan	14,843	—
Proceeds from the exercise of stock options	240,533	67,173
Dividends paid	(633,283)	(834,244)

Net cash provided by financing activities	67,442,470	87,594,627

Net increase in cash and due from banks	1,670,061	2,593,620
Cash and due from banks at beginning of year	7,700,345	7,581,450

Cash and due from banks at end of period	$9,370,406	$10,175,070

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$19,325,866	$17,320,286
Cash paid during period for taxes	1,766,000	1,624,000
Principal balances of loans transferred to other real estate owned	2,653,171	3,395,477
Unrealized loss on securities available for sale, net	(162,034)	(148,119)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2007 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at June 30, 2008 and December 31, 2007 include liabilities of $1,782,276 and $1,953,025, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability remaining from the sale of the Company’s wholesale mortgage operation in 2003. The estimated recourse liability at June 30, 2008 and December 31, 2007 for future losses is $1.8 million and $2.0 million, respectively, and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2007 to June 30, 2008.

Changes in the allowance for recourse obligation are as follows:

2008
Balance at December 31, 2007	$1,953,025
Losses indemnified	170,749

Balance at June 30, 2008	$1,782,276

NOTE 3—LOANS

The composition of loans is summarized as follows:

	June 30, 2008	December 31, 2007
Commercial	$35,433,096	$30,749,902
Real estate – construction and land development	409,080,993	417,819,730
Real estate – mortgage	356,718,957	348,362,122
Consumer installment and other	17,452,271	18,305,792

	818,685,317	815,237,546
Allowance for loan losses	(12,324,568)	(9,825,911)

Loans, net	$806,360,749	$805,411,635

Changes in the allowance for loan losses are as follows:

Balance at December 31, 2007	$9,825,911
Provision for loan losses	9,726,000
Loans charged off	(7,334,193)
Recoveries of loans previously charged off	106,850

Balance at June 30, 2008	$12,324,568

The investment in impaired loans, consisting solely of nonaccrual loans, was $28,597,682 and $5,613,772 at June 30, 2008 and December 31, 2007, respectively. Total impaired loans outstanding that required a specific allowance were $10,034,470 and

NOTE 3—LOANS (Continued)

$3,790,661, respectively, as of June 30, 2008 and December 31, 2007. The specific allowances allocated to these impaired loans outstanding as of June 30, 2008 and December 31, 2007 was approximately $1,525,000 and $1,411,000, respectively.

NOTE 4—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

	Three Months Ended June 30, 2008
	Net Income (Loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings (loss) per share	$(4,088,638)	5,229,283	$(0.78)
Effect of dilutive securities		35,465
Diluted earnings (loss) per share	$(4,088,638)	5,264,748	$(0.78)

Continuing Operations
Basic earnings (loss) per share	$(4,088,638)	5,229,283	$(0.78)
Effect of dilutive securities		35,465
Diluted earnings (loss) per share	$(4,088,638)	5,264,748	$(0.78)

Discontinued Operations
Basic earnings (loss) per share	$0	5,229,283	$0.00
Effect of dilutive securities		35,465
Diluted earnings (loss) per share	$0	5,264,748	$0.00

	Three Months Ended June 30, 2007
	Net Income (Loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings (loss) per share	$1,515,933	5,165,342	$0.29
Effect of dilutive securities		184,819
Diluted earnings (loss) per share	$1,515,933	5,350,161	$0.28

Continuing Operations
Basic earnings (loss) per share	$1,441,338	5,165,342	$0.28
Effect of dilutive securities		184,819
Diluted earnings (loss) per share	$1,441,338	5,350,161	$0.27

Discontinued Operations
Basic earnings (loss) per share	$74,595	5,165,342	$0.01
Effect of dilutive securities		184,819
Diluted earnings (loss) per share	$74,595	5,350,161	$0.01

NOTE 4—EARNINGS (LOSS) PER SHARE (Continued)

	Six Months Ended June 30, 2008
	Net Income (Loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings (loss) per share	$(6,014,938)	5,204,292	$(1.16)
Effect of dilutive securities		57,188
Diluted earnings (loss) per share	$(6,014,938)	5,261,480	$(1.16)

Continuing Operations
Basic earnings (loss) per share	$(6,014,938)	5,204,292	$(1.16)
Effect of dilutive securities		57,188
Diluted earnings (loss) per share	$(6,014,938)	5,261,480	$(1.16)

Discontinued Operations
Basic earnings (loss) per share	$0	5,204,292	$0.00
Effect of dilutive securities		57,188
Diluted earnings (loss) per share	$0	5,261,480	$0.00

	Six Months Ended June 30, 2007
	Net Income (Loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings (loss) per share	$3,015,648	5,161,939	$0.58
Effect of dilutive securities		188,275
Diluted earnings (loss) per share	$3,015,648	5,350,214	$0.56

Continuing Operations
Basic earnings (loss) per share	$2,941,053	5,161,939	$0.57
Effect of dilutive securities		188,275
Diluted earnings (loss) per share	$2,941,053	5,350,214	$0.55

Discontinued Operations
Basic earnings (loss) per share	$74,595	5,161,939	$0.01
Effect of dilutive securities		188,275
Diluted earnings (loss) per share	$74,595	5,350,214	$0.01

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2008 and December 31, 2007, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,962,000 with a fair value of approximately $(652,000) at June 30, 2008 and approximately $9,250,000 with a fair value of approximately $(692,000) at December 31, 2007. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the six months ended June 30, 2008. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

NOTE 6—FAIR VALUE MEASUREMENT (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Derivative Assets and Liabilities

The derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using a third party model that uses primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management or customer-initiated activities as Level 2. An example of a Level 2 derivative would be interest rate swaps.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	June 30, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
				(Amounts in Thousands)
Securities available for sale	—	$22,156	—	$22,156	$22,156
Derivative assets	—	$652	—	$652	$652
Derivative liabilities	—	$(652)	—	$(652)	$(652)

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

	June 30, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
				(Amounts in Thousands)
Loans	—	—	$32,815	$32,815	$32,815

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the commercial banking industry and economy generally. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

the effects of economic and business conditions, including, without limitation, the recent and dramatic deterioration of the subprime, mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, all of which have contributed to the recent compression in the Company’s net interest margin and the Company’s net losses and may cause further compression in future periods;

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

As of June 30, 2008, the Company was made up of the following entities:

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. Of the $21.5 million in trust preferred securities currently outstanding, approximately $15.4 million qualifies as tier 1 capital for regulatory capital purposes.

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

As of June 30, 2008, the Company had total consolidated assets of approximately $979.0 million, total deposits of approximately $849.1 million, total consolidated liabilities, including deposits, of $917.3 million and consolidated stockholders’ equity of approximately $61.7 million. The Company’s operations are discussed below under the section captioned “Results of Operations.”

On October 26, 2007, the Company effected a two-for-one split of the common stock in the form of a 100% stock dividend. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Home Loan Bank of Atlanta.

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

Challenges for the Commercial Banking Business

The Bank has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. The Federal Reserve decreased interest rates 100 basis points during the last half of 2007, an additional 200 basis points in the first quarter of 2008 and an additional 25 basis points in April 2008. Our net interest margin declined during the fourth quarter of 2007 and the first and second quarters of 2008 as a result of the decreases in interest rates. Further action by the Federal Reserve with respect to interest rates will depend on many factors which are not known at this time. During the 0-90 day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if interest rates rise, our net interest margin would be expected to improve. Conversely, if interest rates continue to fall, our net interest margin will further decline based on the Company’s present asset sensitive position.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. The Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers and insurance companies, locally, regionally and nationally, some of which compete by offering products and services by mail, telephone and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its primary market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s primary market area. Virtually every type of competitor offering products and services of the type offered by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer, and may be able to better afford and make broader use of media advertising, support services and electronic technology than the Company. In addition, as a result of recent developments in the credit and liquidity markets, many of our competitors in our primary market area, in order to attract deposits, have recently offered interest rates on certificates of deposit and other products that we are unable to offer. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally. If we cannot effectively compete for deposits in our primary market area, our liquidity could come under further pressure, and we may be unable to fund our operations.

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the competitive pricing by competitors in our primary market area, the Bank’s liquidity could come under pressure. Also, due to the decline in the confidence in the financial services industry over the past six months, the Bank could see customers withdrawing their deposits, which would put additional pressure on the Bank’s liquidity. The Bank has the ability to acquire out-of-market deposits to supplement deposit growth in our market areas and can borrow an additional $5.9 million in Federal Home Loan Bank advances, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be adversely affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income. Finally, if the deterioration in the credit and real estate markets continues and causes further borrowers to default or causes a further decline in the realizable value of real estate collateral, we may continue to experience an increase in non-performing assets and loan charge-offs, and may have to make additional provisions for loan losses, which could reduce our available liquidity.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 17% during 2007, 17% during 2006 and 37% during 2005. Also, during this same time period, the Bank added approximately 26 new loan officers, which were mainly related to the addition of five full service branches and two loan production offices. The weakening of the real estate market could have a significant effect on the Bank’s loan portfolio. Approximately 94% of the Bank’s loan portfolio is secured by real estate, including 50% related to construction, acquisition and development loans. The Bank must maintain the proper procedures to be able to monitor the loan growth, including the quality of the loans, and its concentration in real estate secured loans. While our loan portfolio grew, our non-performing assets also increased as a percentage of total assets during 2007 and the first half of 2008. From June 30, 2007 to June 30, 2008, our non-performing assets grew from $9.2 million to $34.6 million or 277%. Of the $34.6 million in non-performing assets at June 30, 2008, $27.4 million was related to construction and acquisition and development loans. Given the current condition of the credit, liquidity and real estate markets, we may experience further increases in non-performing assets. If this occurs, we may make additional provision for loan losses and experience an increase in charge-offs, either of which would adversely impact our performance and the Bank’s ability to raise capital and expand.

Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The implementation of this guidance should not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is currently assessing the impact of FSP No. FAS 142-3 on its consolidated financial condition and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008. The implementation of this guidance should not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the EPS calculation under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” This FSP is effective for fiscal years beginning after December 15, 2008. The implementation of this guidance should not have a material impact on our consolidated financial statements.

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

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as noninterest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the six months ended June 30, 2008 and 2007:

	Average Balances		Yields /Rates		Income / Expense		Increase (Decrease)	Change Due to
	2008	2007	2008	2007	2008	2007		Volume	Rate
Assets
Loans, including fee income	$824,905	$719,139	6.56%	8.44%	$26,898	$30,107	$(3,209)	$3,482	$(6,691)
Mortgage loans held for sale	63	354	4.22%	5.98%	1	11	(10)	(7)	(3)
Investment securities	28,573	22,818	4.90%	5.03%	696	569	127	141	(14)
Federal funds sold	38,764	14,237	2.41%	5.21%	464	368	96	294	(198)
Interest bearing deposits in banks	3,286	1,762	2.56%	5.19%	42	45	(3)	20	(23)

Total earning assets	895,591	758,310	6.31%	8.27%	28,101	31,100	(2,999)	3,930	(6,929)

Cash and due from banks	7,246	6,633
Allowance for loan losses	(11,420)	(8,309)
Other assets	70,096	59,317

Total	$961,513	$815,951

Liabilities and Equity
Interest bearing demand	$66,760	$79,525	1.79%	3.14%	$593	$1,237	$(644)	$(112)	$(532)
Savings	75,164	52,910	3.02%	3.82%	1,129	1,004	125	335	(210)
Certificates of deposit	635,186	510,110	4.94%	5.29%	15,614	13,394	2,220	3,090	(870)

Total interest bearing deposits	777,110	642,545	4.49%	4.91%	17,336	15,635	1,701	3,313	(1,612)
Borrowings	58,222	47,551	4.98%	5.01%	1,442	1,181	261	266	(5)

Total interest bearing liabilities	835,332	690,096	4.52%	4.91%	18,778	16,816	1,962	3,579	(1,617)

Noninterest bearing demand deposits	45,886	48,191
Other liabilities	14,520	14,378
Shareholders’ equity	65,775	63,286

Total	$961,513	$815,951

Net interest income					$9,323	$14,284	$(4,961)	$351	$(5,312)

Net interest yield on earning assets			2.09%	3.80%
Net interest spread			1.79%	3.36%

Results of Our Commercial Banking Business

During the three and six month periods ended June 30, 2008, the Company experienced a net loss of approximately $(4.1) million and $(6.0) million, respectively, as compared with net income of approximately $1.4 million and $2.9 million for the three and six month periods ended June 30, 2007. The net loss during both periods in 2008 was primarily due to a decrease in net interest income and an increase in the loan loss provision.

Interest Income

Our interest income related to commercial banking decreased approximately $2.7 million, or 17%, to $13.4 million for the three months ended June 30, 2008 from $16.0 million for the three months ended June 30, 2007. Our interest income related to commercial banking decreased approximately $3.0 million, or 10%, to $28.1 million for the six months ended June 30, 2008 from $31.1 million for the six months ended June 30, 2007. This decrease in interest income during 2008 was the result of a decline in yield from commercial banking interest earning assets, in particular from commercial banking loans, during the current declining interest rate environment. The yield from commercial banking loans decreased from 8.48% for the three months ended June 30, 2007 to 6.17% for the three months ended June 30, 2008 and decreased from 8.44% for the six months ended June 30, 2007 to 6.56% for the six months ended June 30, 2008. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in reaction to the Federal Reserve decreasing interest rates 325 basis points from September 2007 through the second quarter of 2008. Approximately 60% of our commercial banking loan portfolio at June 30, 2008 is variable rate and adjusts with changes in the prime rate. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-accrual loans increasing from $5.6 million at December 31, 2007 to $28.6 million at June 30, 2008 and the subsequent write-off of accrued interest on these loans that were placed on non-accrual during the first half of 2008. The decline in interest income from the decrease in the yield on the commercial banking loan portfolio was partially offset by an increase in average commercial banking loans. Average commercial banking loans increased $96.1 million, or 13%, for the quarter ended June 30, 2008 and $105.8 million, or 15%, for the six months ended June 30, 2008 over the same periods for 2007. This growth in commercial banking loans from June 30, 2007 was the result of higher loan demand during the last three quarters of 2007 in our service area. During the first half of 2008, commercial banking loans have only grown by $3.4 million, or less than 1%.

Interest Expense

Our interest expense related to the commercial banking business for the three and six months ended June 30, 2008 amounted to $9.2 million and $18.8 million compared to $8.7 million and $16.8 million for the three and six months ended June 30, 2007, an increase of 6% and 12%, respectively. Interest expense related to the commercial banking deposits for the three and six months ended June 30, 2008 amounted to $8.6 million and $17.3 million compared to $8.1 million and $15.6 million for the three and six months ended June 30, 2007, an increase of 6% and 11%, respectively. The increase in interest expense from interest-bearing deposits resulted from an increase in the average balance of interest-bearing deposits. Average interest-bearing deposits increased approximately $134.2 million, or 20%, from $661.1 million for the three months ended June 30, 2007 to $795.3 million for the three months ended June 30, 2008. Average interest-bearing deposits increased approximately $134.6 million, or 21%, from $642.5 million for the six months ended June 30, 2007 to $777.1 million for the six months ended June 30, 2008. Since the fourth quarter of 2006, the cost of out-of-market and brokered deposits decreased to approximately 15 to 30 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth. During 2007 and the first quarter of 2008, the Bank mainly used out-of-market and brokered deposits to fund its loan growth, and the Bank’s out-of-market and brokered deposits increased $122.6 million, or 156%, from $78.5 million at December 31, 2006 to $201.1 million at March 31, 2008. During the second quarter of 2008, the cost of out-of-market and brokered deposits increased to levels equal to or even exceeding the costs in our local market, and in response, we conducted a certificate of deposit promotion in our local markets to raise deposits, which increased our in-market certificates of deposit by approximately $29.3 million. Out-of-market and brokered deposits grew only $12.0 million for the second quarter of 2008 to $213.2 million. The increase in interest expense related to the increase in the average balance of commercial banking deposits was partially offset by a decrease in the cost of funds of commercial banking deposits. The cost of funds from commercial banking deposits decreased from 4.93% and 4.91%, respectively, for the three and six months ended June 30, 2007 to 4.33% and 4.49%, respectively, for the three and six months ended June 30, 2008. This decrease was mainly related to a decrease in the cost of interest bearing demand deposits, whose average cost decreased 155 and 135 basis points, respectively, and to a decrease in the cost of time deposits, whose average cost decreased 54 and 35 basis points, respectively, for the three and six months ended June 30, 2008 compared to the same periods in 2007. These decreases in average cost were due to the falling rate environment during which the Federal Reserve has decreased interest rates 325 basis points from September 2007 through the second quarter of 2008. The average cost of time deposits has only decreased 54 basis points for the second quarter of 2008 compared to the second quarter of 2007. The limited decrease in the average cost of time deposits was due to strong competition in its market area for local deposits and the effects that the deterioration in the liquidity markets had upon the cost of out of market time deposits in the fourth quarter of 2007 and the first half of 2008. In the second quarters of 2008 and 2007, interest expense accounted for 62% of our total commercial banking business expense other than the provision for loan losses and income tax expense. In the first six months of 2008 and 2007, interest expense accounted for 62% of our total commercial banking business expense other than the provision for loans losses and income tax expense.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2008 were $4.1 million, 1.82% and 1.54% and $9.3 million, 2.09% and 1.79%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2007 were $7.3 million, 3.79% and 3.38% and $14.3 million, 3.80% and 3.36%, respectively. The decrease in net interest income, net interest margin and interest spread from 2007 to 2008 was mainly due to the decrease in the yield on commercial banking loans. The yield from commercial banking loans decreased from 8.48% and 8.44%, respectively, for the three and six months ended June 30, 2007 to 6.17% and 6.56%, respectively, for the three and six months ended June 30, 2008. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in reaction to the Federal Reserve decreasing interest rates 325 basis points from September 2007 through the first half of 2008. Approximately 60% of our commercial banking loan portfolio at June 30, 2008 is variable rate and adjusts with changes in the prime rate. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-accrual loans increasing from $5.6 million at December 31, 2007 to $28.6 million at June 30, 2008 and the subsequent write-off of accrued interest on these loans that were placed on non-accrual during the first half of 2008. The decrease in net interest income, net interest margin and interest spread during 2008 was also due to the Bank holding more short-term liquid assets, which provide a lower yield than investments and loans. For the three and six months ended June 30, 2008, in comparison to the same periods in 2007, the Bank held on average $35.5 million, or 216%, and $26.1 million, or 163%, respectively, more in interest-bearing deposits and federal funds sold. The Company made the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. In comparing the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007, the yield on commercial banking assets decreased 242 and 196 basis points, respectively, while the cost of interest-bearing liabilities decreased only 58 and 39 basis points, respectively. Even with the Federal Reserve decreasing interest rates 325 basis points from September 2007 through the first half of 2008, the average cost of time deposits has only decreased 54 and 35 basis points, respectively, for the three and six months ended June 30, 2008 in comparison to the same periods in 2007. The limited decrease in the average cost of time deposits is due to strong competition in the market area for local deposits and the effects that the deterioration in the credit and liquidity markets had upon the cost of out of market time deposits in the fourth quarter of 2007 and the first half of 2008 and the fact that time deposits are slower to reprice than the loan portfolio.

Loan Loss Provisions

For the three and six months ended June 30, 2008, we made a provision for loan losses of $6,122,000 and $9,726,000, respectively, and incurred net charge-offs of $6,764,306 and $7,227,343, respectively, of commercial banking loans. For the three and six months ended June 30, 2007, we made a provision for loan losses of $715,000 and $1,205,000, respectively, and incurred net charge-offs of $30,939 and $409,036, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 1.76% (annualized) for the six months ended June 30, 2008, 0.11% for the year ended December 31, 2007 and 0.11% (annualized) for the six months ended June 30, 2007. As stated above, the Bank charged-off $6,764,306 in loans during the second quarter of 2008, which was a significant increase from the second quarter of 2007 and the first quarter of 2008. Of the total amount charged-off during the second quarter of 2008, $5,800,737 is related to impaired loans that the Bank has not currently taken into foreclosure. These charge-offs, for the most part, were accrued and included in our loan loss reserve analysis during the fourth quarter of 2007 and the first quarter of 2008. During the second quarter of 2008, the Bank determined that the losses related to these loans were uncollectible. While the banking industry generally does not charge-off impairment on loans until foreclosure, the Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of this total amount of net charge-offs during the second quarter of 2008, $5,904,677 was related to our construction and acquisition and development loan portfolio where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral. The Bank’s charge-offs in the first six months of 2008 consisted of five commercial real estate loan charge-offs of $551,084, eight commercial loan charge-offs of $392,311, five residential real estate loan charge-offs of $189,410, thirty-three construction and acquisition and development loan charge-offs of $5,945,727 and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2007 consisted of two commercial loan charge-offs of $331,141, three residential real estate loan charge-offs of $345,927 and various installment and other consumer loans charge-offs.

The provision for loan losses of $6,122,000 and $9,726,000 for the three and six months ended June 30, 2008 increased significantly in comparison to the provision for loans losses of $715,000 and $1,205,000 for the three and six months ended June 30, 2007. The increase in the provision for loan losses was due to the continued deterioration in the loan portfolio, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral, during the first half of 2008. During the first half of 2008, the Bank’s criticized loans increased $77.6 million, or 588%, from $13.2 million at December 31, 2007 to $90.8 million at June 30, 2008 and non-performing loans increased $23.0 million, or 411%, from $5.6 million at December 31, 2007 to $28.6 million at June 30, 2008. The main sector of the Bank’s loan portfolio that experienced this deterioration was its construction and acquisition and development loans. The Bank’s criticized loans and non-performing loans related to its construction and acquisition and development loan portfolio increased $59.7 million and $22.7 million, respectively, for the six month period ended June 30, 2008. Based upon management’s analysis of its individual classified and non-performing loans and our analysis of the remaining loan portfolio including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 1.51%, 1.21% and 1.15% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

Noninterest Income

Our noninterest income related to our commercial banking business was approximately $937,000 and $1,893,000 during the three and six months ended June 30, 2008 compared to approximately $1,028,000 and $1,975,000 during the three and six months ended June 30, 2007, a 9% and 4% decrease, respectively. During the three month period ending June 30, 2008, compared to the same period in 2007, service charge income decreased approximately $59,000 and income from the sale of SBA loans decreased approximately $19,000. The decrease in deposit service charges was mainly related to a $69,000 decrease in overdraft charges which is due to the Bank having fewer overdrawn accounts and insufficient fund items because customers are being more diligent with their accounts. The decrease in the gains on sale of SBA loans was mainly due to the Bank selling loans at lower premiums in 2008 than in 2007.

During the six month period ending June 30, 2008, compared to the same period in 2007, income from the sale of SBA loans decreased approximately $103,000 and mortgage origination fees decreased approximately $103,000. These decreases were partially offset by a $71,000 increase in income from life insurance policies. The decrease in the gains on sale of SBA loans was due to the Bank selling fewer loans in the first half of 2008 than in the first half of 2007 and also due to a decline in premiums paid on the sale of SBA loans in 2008. The decrease in mortgage origination fees is due to the Bank closing fewer mortgage loans in the first half of 2008 than in the first half of 2007. The increase in income from life insurance policies was due to the Bank purchasing $4.9 million in new policies during May 2007.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $5.6 million and $11.4 million for the three and six months ended June 30, 2008 compared to $5.3 million and $10.4 million for the three and six months ended June 30, 2007, an increase of 5% and 10%, respectively. The increase in noninterest expense for the three and six month periods ended June 30, 2008 compared to the same periods in 2007 was attributable to an increase in foreclosed asset expense of approximately $462,000 and $674,000, respectively, an increase in legal and professional expense of approximately $120,000 and $245,000, respectively, an increase in insurance expense of approximately $132,000 and $242,000. Other operating expense increased approximately $198,000 in comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. These increases were offset by a decrease in salaries and employee benefits of approximately $379,000 and $253,000, respectively. The increases in foreclosed asset expense in 2008 over 2007 was mainly due to two write-downs totaling $444,000 during the six months ended June 30, 2008 on two automobile service centers that were foreclosed upon in the third quarter of 2007 and due to a write-down of $250,000 during the three months ended June 30, 2008 on a residential home that was foreclosed upon in the second quarter of 2007. The Bank reevaluated these properties at the end of the second quarter of 2008 and determined that there was further impairment based upon the deteriorating real estate market. The increase in legal and professional fees expense in 2008 over 2007 was mainly attributable to the increased regulatory and disclosure requirements for a public company and to an increase in legal fees related to the collection of loans. The increase in insurance expense from 2007 to 2008 is due to an increase in FDIC assessments. The FDIC changed its method of calculating its assessments, which has led to higher insurance costs for the Bank. The increase in other operating expenses for the six months ended June 30, 2008 compared to the same period in 2007 was mainly due to the payment of a termination fee in the first quarter of 2008 of approximately $110,000 related to a change in our ATM processor and due to an approximately $61,000 increase in charitable contributions in 2008 from 2007. The decrease in salaries and other payroll expenses for the three and six months ended June 30, 2008 compared to the same periods in 2007 is due to the Company making no bonus accruals in 2008 while the Bank had $900,000 in bonus accruals in the first six months of 2007. This reduction is due to projections of the financial performance of the Company for 2008. This decrease was offset by two increases related to salaries and employee benefits. One factor is an increase in salaries, including payroll taxes, of approximately $58,000 and $405,000, respectively, for the three and six months ended June 30, 2008. These increases are due to the addition of seven new employees, and due to regular annual raises. Another factor is an increase in the expense related to the supplemental retirement plan of approximately $130,000 and $277,000, respectively, for the three and six months ended June 30, 2008. This increase was due to both the Company making an adjustment of approximately $167,000 during the second quarter of 2007 and approximately $249,000 for the first half of 2007, which reduced expense in 2007 related to changes in the projections of the former plan and due to the Company restating the supplemental retirement plan in the third quarter of 2007 which increased the monthly accruals after the restatement of the plan.

Pretax Net Income (Loss)

For the three and six months ended June 30, 2008, our commercial banking pre-tax loss was approximately $(6.7) million and $(9.9) million, respectively, compared to pre-tax income of approximately $2.3 million and $4.7 million for the three and six months ending June 30, 2007. Pretax income (loss) for the three months ended June 30, 2008 decreased approximately $9.0 million, or 393%, compared to the three months ended June 30, 2007. Pretax income (loss) for the six months ended June 30, 2008 decreased approximately $14.6 million, or 313%, compared to the six months ended June 30, 2007. The decrease in pretax income (loss) for the three and six months ended June 30, 2008 compared to the same periods in 2007 was due to an increase in the provision for loan losses of approximately $5.4 million and $8.5 million, respectively, a decrease in net interest income of approximately $3.2 million and $5.0 million, respectively, and an increase in noninterest expense of $292,000 and $1,026,000, respectively. The increase in the provision of loan losses was due to the deterioration in the loan portfolio with the increase in criticized and nonaccrual loans and charge-offs during 2008. The decrease in the net interest income was due to both the Federal Reserve decreasing interest rates 325 basis points from September 2007 through the first half of 2008, and due to non-accrual loans increasing from $5.6 million at December 31, 2007 to $28.6 million at June 30, 2008 and the subsequent write-off of accrued interest on loans that were placed on non-accrual during the first half of 2008. The increase in noninterest expense was mainly due to an increase in insurance expense, legal and professional expenses, foreclosed asset expense, net and other operating expenses in 2008 compared to 2007. See further discussion above under “—Provision for Loan Losses,” “—Net Interest Income,” and “—Noninterest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three and six months ended June 30, 2008 was 38.78% and 39.37%, respectively, compared to 36.83% and 36.99%, respectively, for the same periods in 2007. The commercial banking business had permanent income tax differences in 2008 and 2007 related to state income tax credits paid and bank-owned life insurance income. Based upon our analysis of these permanent differences for 2008, the effective tax rate in 2008 increased in comparison to the same period in 2007.

Results of Discontinued Operations From Our Mortgage Banking Business

During the three and six months ended June 30, 2008, our discontinued mortgage banking operations had no revenues or expenses. During the three and six months ended June 30, 2007, the results from our mortgage banking operations consisted of an adjustment to our allowance for recourse liability. During the second quarter of 2007, we evaluated our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. This evaluation showed an overaccrual in the allowance for recourse liability. This overaccrual was due to the fact that we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses during 2007. Therefore, based upon this analysis, we reduced the allowance for recourse liability by $118,394 during the second quarter of 2007. We evaluated the allowance for recourse liability during the first six months of 2008 and determined that no further adjustments are needed at this time.

Financial Condition

General Discussion

Total Assets

Our total assets increased $58.7 million, or 6%, from $920.3 million as of December 31, 2007 to $979.0 million as of June 30, 2008. The increase in total assets was mainly comprised of a $48.6 million, or 229%, increase in federal funds sold and interest-bearing deposits in banks, a $3.4 million, or 1%, increase in the Bank’s commercial loans and a $4.0 million, or 16%, increase in investment securities. The growth in federal funds sold and interest-bearing deposits in banks was due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The growth in commercial banking loans was the result of normal loan demand in our service area. The Company has made a strategic decision to slow loan growth in 2008 and focus on asset quality and core deposit growth. The growth in investment securities is due to the Bank purchasing a local municipal bond for $4.0 during the first quarter of 2008. Our increase in total assets corresponded with a $64.9 million, or 8%, increase in deposits. At June 30, 2007, we had total assets of $871.2 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2008, interest-earning assets totaled $918.5 million and represented 94% of total assets. This represents a $56.1 million, or 7%, increase from December 31, 2007, when interest-earning assets totaled $862.4 million and represented 94% of total assets. This increase was mainly related to a $48.6 million increase in federal funds sold and interest-bearing deposits in banks, a $3.4 million increase in the Bank’s commercial banking loan portfolio and a $4.0 million increase in investment securities. The growth in federal funds sold and interest-bearing deposits in banks was due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The growth in commercial banking loans was the result of normal loan demand in our service area. The Company has made a strategic decision to slow loan growth in 2008 and focus on asset quality and core deposit growth. The growth in investment securities is due to the Bank purchasing a local municipal bond for $4.0 million during the first quarter of 2008. See “—Commercial Banking Business” below. At June 30, 2007, our interest-earning assets totaled $813.1 million and represented 93% of our total assets.

Allowance for Loan Losses

Our assessment of the risks associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $21.0 million at June 30, 2008, compared to $21.0 million at December 31, 2007 and $21.6 million at June 30, 2007. The decrease in premises and equipment from June 30, 2007 was due to depreciation expense from the premises and equipment of approximately $1.6 million. The reduction in premises and equipment from depreciation expense was offset by the normal purchasing and replacement of technology and equipment throughout the period.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At June 30, 2008, the total cash value of the life insurance was $13.9 million. At December 31, 2007 and June 30, 2007, the total cash value of the life insurance was $13.6 million and $13.3 million, respectively. The increase of approximately $0.6 million from June 30, 2007 to June 30, 2008 was due to policy earnings. During the second quarter of 2007, the Bank purchased $4.9 million in new insurance policies due to the Bank making changes to and restating its supplemental retirement plan during the third quarter of 2007. The plan was restated due to new accounting interpretations and tax laws related to the previous supplemental retirement plan.

Commercial Banking Business

Total Commercial Banking Loans

During the first six months of 2008, our average commercial banking loans were $824.9 million. These loans constituted 92% of our average consolidated earning assets and 86% of our average consolidated total assets. For the first six months of 2007, we had average commercial banking loans of $719.1 million, or 95% of our average consolidated earning assets and 88% of our average consolidated total assets. For the year ended December 31, 2007, we had average commercial banking loans of $760.0 million, or 95% of our average consolidated earning assets and 88% of our average consolidated total assets. Commercial banking loans at June 30, 2008, December 31, 2007 and June 30, 2007 were $818.7 million, $815.2 million and $767.5 million, respectively. The limited increase in total loans from December 31, 2007 is the result of the Company’s strategic decision to slow loan growth in 2008 and focus on asset quality and core deposit growth. The 15% increase in average commercial banking loans from the six month period ended June 30, 2007 to the six month period ended June 30, 2008 was the result of higher loan demand in our service area during the last two quarters of 2007.

Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the commercial loan portfolio. We maintain our allowance for loan losses at a level that we believe is adequate to absorb the risk of loan losses in the loan portfolio. In determining the appropriate level of the allowance for loan losses, we apply a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is:

(1)	graded at the time of the loan’s origination; and

(2)	reviewed, and, if necessary, regraded, at any point in time when payments due under the loan are delinquent or events occur which may affect the customer’s ability to repay loans.

The Bank’s grading system is similar to the grading systems used by bank regulators in analyzing loans. To grade a loan the Bank considers:

(1)	the value of underlying collateral;

(2)	the relative risk of the loan, based upon the financial strength and creditworthiness of the borrower;

(3)	prevailing and forecasted economic conditions; and

(4)	the Bank’s historical experience with similar loans.

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

The allowance for loan losses totaled $12.3 million, or 1.51% of total commercial banking loans, at June 30, 2008, $8.8 million, or 1.15% of total commercial banking loans at June 30, 2007, and $9.8 million, or 1.21% of total loans at December 31, 2007. During the first six months of 2008, we made a provision for loan losses of approximately $9.7 million. The increase in the percentage of the allowance for loan losses to total commercial banking loans and this significant addition to the allowance for loan losses was due to the continued deterioration in our loan portfolio during the first six months of 2008 and management’s assumptions about general economic conditions. During the first half of 2008, the Bank’s criticized loans increased $77.6 million from $13.2 million at December 31, 2007 to $90.8 million at June 30, 2008, and non-performing loans increased $23.0 million from $5.6 million at December 31, 2007 to $28.6 million at June 30, 2008. The main sector of the Bank’s loan portfolio that experienced this deterioration was its construction and acquisition and development loans. The Bank’s criticized loans and non-performing loans related to its construction and acquisition and development loan portfolio increased $59.7 million and $22.7 million, respectively. The increase in criticized loans and non-performing loans related to construction and acquisition and development loans comprised 62% and 99%, respectively of the overall increases in criticized loans and non-performing loans. The deterioration in our construction and acquisition and development loan portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during the last quarter of 2007 and the first six months of 2008. Based upon management’s analysis of its individual classified and non-performing loans and our analysis of the remaining loan portfolio including historical charge-offs and the composition of our loan portfolio, we increased our allowance for loan losses accordingly.

The Bank incurred net charge-offs of approximately $6.8 million and $7.2 million, respectively, of commercial banking loans for the three and six months ended June 30, 2008, compared to net charge-offs of approximately $31,000 and $409,000, respectively, for the three and six months ended June 30, 2007. The ratios of net charge-offs to average commercial banking loans outstanding were 1.76% (annualized) for the six months ended June 30, 2008, 0.11% for the year ended December 31, 2007 and 0.11% (annualized) for the six months ended June 30, 2007. This is a significant increase in our net charge-offs and the ratio of net charge-offs to average loans in 2007. Of the total amount charged-off during the second quarter of 2008, approximately $5.8 million, or 86%, is related to impaired loans that the Bank has not currently taken into foreclosure. These charge-offs, for the most part, were accrued and included in our loan loss reserve analysis during the fourth quarter of 2007 and the first quarter of

2008. During the second quarter of 2008, the Bank determined that the losses related to these loans were uncollectible. While the banking industry generally does not charge-off impairment on loans until foreclosure, the Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of net charge-offs during the second quarter of 2008, approximately $5.9 million, or 87%, was related to our construction and acquisition and development loan portfolio, in which the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral. The Bank’s charge-offs in the first six months of 2008 consisted of five commercial real estate loan charge-offs of $551,000, eight commercial loan charge-offs of $392,000, five residential real estate loan charge-offs of $189,000, thirty-three construction and acquisition and development loan charge-offs of $5.9 million and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2007 consisted of two commercial loan charge-offs of $331,000, three residential real estate loan charge-offs of $346,000 and various installment and other consumer loans charge-offs.

In order to address the weakening of the real estate market, in particular real estate related to construction and acquisition and development, the Bank increased its monitoring of its loan portfolio in 2007 and the first six months of 2008 in order to help identify and attempt to resolve potential loan problems more quickly. The Bank added another full time employee in 2007 and has budgeted the addition of another full time employee in 2008 to aid in this increased monitoring of asset quality and the management of problem loans. In addition to the normal quarterly monitoring and reporting of our construction and acquisition and development loan portfolio, including any concentrations, the Bank initiated quarterly problem loan meetings in 2007. During these meetings, senior management and the collections personnel discuss the other real estate owned and each classified and past due credit over $50,000 with our county presidents and loan officers. During these meetings we discuss and document the current status of the credit, the potential problems with the credit, our action plans for the credit and our estimated loss in the credit. During the last quarter of 2007 and the first six months of 2008, our asset quality department also began conducting site visits to the properties securing our criticized construction and acquisition and development loans in excess of $50,000 to allow us to better assess the most recent developments and trends with these projects. During 2007, our asset quality personnel also began conducting quarterly site visits with respect to all construction projects which are over twelve months old. These visits allow us to assess the percent completion of the project and the marketability of the project. These visits are documented by photographs and written reports and are reviewed by senior management. In order to assess our construction and acquisition and development loan portfolio and determine whether those loans are appropriately graded, we also initiated an internal review in the fourth quarter of 2007 of all the Bank’s acquisition and development projects, which was completed during the second quarter of 2008. The Bank has also increased the penetration level of its third party loan reviewer from 60% in 2007 to 75% of the Bank’s loan portfolio during 2008. The Bank feels all of these measures will help to identify and favorably resolve any potential problem credits more quickly, which should help to limit our losses in the loan portfolio. Given the current condition of the credit, liquidity and real estate markets, we expect our asset quality to continue to come under pressure.

The increase in the provision and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level is based upon our judgment regarding factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believed that the allowance at June 30, 2008 was adequate at that time to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown and uncertainties in the economy, including those related to the slowdown in the real estate market and those created by natural disasters, additions to the allowance and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

Total non-performing commercial assets totaled $34.6 million at June 30, 2008. This compares to total non-performing commercial assets of approximately $11.0 million at December 31, 2007 and $9.2 million at June 30, 2007. The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	June 30, 2008	December 31, 2007	June 30, 2007
Non-performing loans (1)	$28,597,682	$5,613,772	$5,643,757
Foreclosed properties	6,038,824	5,410,905	3,538,088

Total non-performing assets	$34,636,506	11,024,677	$9,181,845

Loans 90 days or more past due on accrual status	$5,349	$306,747	$323,619
Renegotiated loans	$—	$—	$—
Potential problem loans (2)	$62,220,108	$7,570,577	$4,693,549
Potential problem loans/total loans	7.60%	0.93%	0.61%
Non-performing assets/total loans and foreclosed properties	4.20%	1.34%	1.19%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	4.20%	1.38%	1.23%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. Total non-performing commercial banking loans increased $23.0 million from $5.6 million at December 31, 2007 to $28.6 million at June 30, 2008. The increase in non-performing commercial banking loans from December 31, 2007 to June 30, 2008 was mainly related to seven loan relationships. Five of the relationships totaling approximately $10.1 million are related strictly to residential construction and acquisition and development loans. One of these five loan relationships totaling approximately $3.4 million is secured by eighty residential home lots in a three phase residential development located in Forsyth County, Georgia. Some of these lots are developed, some are partially developed and some are still unimproved land. The Bank charged-off the specific reserve on this loan relationship of $1.6 million during the second quarter of 2008. Another of these five loan relationships totaling approximately $2.3 million is secured by 283 acres of undeveloped land being held for residential development located in Hall County, Georgia. The borrower had contracted to sell this property in March 2008, but the potential buyer was unable to complete the transaction. The Bank charged-off the specific reserve on this loan relationship of $253,000 during the second quarter of 2008, and subsequently foreclosed on this property in July 2008. Another of these five loan relationships totaling approximately $815,000 is secured by nineteen improved residential home lots located in Cobb County, Georgia. The Bank charged-off the specific reserve on this loan relationship of $200,000 during the second quarter of 2008, and subsequently foreclosed on this property in July 2008. Another of these five loan relationships totaling approximately $2.3 million is secured by 38 improved residential home lots and four partially completed residential homes located in Forsyth County, Georgia. The Bank charged-off the specific reserve on this loan relationship of $600,000 during the second quarter of 2008. The last of these five loan relationships totaling approximately $1.3 million is secured by 74 acres of undeveloped land being held for residential development located in Cherokee County, Georgia. The Bank charged-off the specific reserve on this loan relationship of $309,000 during the second quarter of 2008. The sixth loan relationship totaling approximately $1.9 million is secured by 41 developed residential home lots and two developed commercial lots located in Bartow County, Georgia. The Bank exercised its guarantees on this loan relationship and received payments totaling $690,000 during the second quarter of 2008. The Bank charged-off the specific reserve on this loan relationship of $659,000 during the second quarter of 2008. The last of these loan relationships totaling approximately $10.9 million is secured by a retail shopping center, three office buildings and six commercial lots in Gwinnett County, Georgia. The retail shopping center has been completed and is approximately 50% leased and the three office buildings are approximately 90% complete. The Bank charged-off the specific reserve on this loan relationship of $700,000 during the second quarter of 2008. The Bank saw a significant deterioration in its construction and acquisition and development loan portfolio during the first half of 2008. The deterioration in our construction and acquisition and development loan portfolio was mainly due to a decline in sales activity and property values within the real estate market in our market area during the last quarter of 2007 and the first six months of 2008. We have evaluated these loan relationships and based on available information, we presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

Foreclosed properties totaled approximately $6.0 million at June 30, 2008, as compared to approximately $5.4 million at December 31, 2007 and approximately $3.5 million at June 30, 2007. The Bank foreclosed on sixteen properties totaling approximately $2.6 million in the first half of 2008. One of these properties totaling $287,000 consisted of one residential home that is approximately 95% complete located in Cherokee County, Georgia. This property was sold in the second quarter of 2008 at a gain of approximately $25,000. Three of the properties totaling approximately $75,000 are three residential home lots located in Rockdale County, Georgia. Another of the properties totaling $150,000 is six residential home lots located in Bartow County, Georgia. Two of the properties totaling approximately $143,000 are residential homes located in Bartow County, Georgia. Another of the properties totaling approximately $80,000 is a residential home located in Clayton County, Georgia. Two of the properties totaling approximately $795,000 are residential home lots located in Pickens County, Georgia. Two the properties totaling approximately $430,000 are commercial real estate buildings located in Cobb County and Pickens County, Georgia that are related to SBA loans. The unguaranteed portion held by the Bank for these two properties totals approximately $108,000. Another of the properties total approximately $550,000 was a storage unit located in Bartow County, Georgia. This property was sold in the second quarter of 2008 at a loss of approximately $31,000. Another of the properties totaling approximately $300,000 is 30 acres of land being held for residential development located in Pickens County, Georgia. This property was sold in the third quarter of 2008 at a gain of approximately $35,000. The last two properties totaling $142,000 consisted of two residential home lots located in Cherokee County, Georgia. During the first half of 2008, the Bank additionally sold one property totaling approximately $37,000 that was foreclosed upon in 2006 and five properties totaling approximately $378,000 that were foreclosed upon in 2007. Three of the properties consisted of land lots with mobile homes and were sold at a gain of approximately $37,000. Two of the properties consisted of residential homes and were sold at gain of approximately $6,000. The last of the six properties was raw land that was sold at a gain of $7,000. At June 30, 2008, the Bank held nineteen foreclosed properties totaling approximately $6.0 million that have not been sold, of which five properties totaling $4.1 million were foreclosed upon before 2008. Of the properties foreclosed upon before 2008, one of the properties totaling approximately $2.75 million is a residential home on Lake Lanier in Hall County, Georgia. The Bank wrote-off an additional $250,000 on this property during the second quarter of 2008 based upon the slowdown in the residential home market and the drought conditions at Lake Lanier. Two of the properties totaling approximately $1.3 million are two automobile service centers located in Cherokee County, Georgia. The Bank reduced the sales price and wrote-off approximately $444,000 on these two properties during the first half of 2008 based upon our quarterly internal evaluation of the properties. The last two properties totaling approximately $40,000 are a residential home lot located in Forsyth County, Georgia and a residential condominium in Fulton County, Georgia. The Bank wrote-down the residential home $20,000 and the residential condominium $20,000 during the second quarter of 2008 based upon our quarterly internal evaluation of the properties. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the respective borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $54.6 million, or 722%, from $7.6 million at December 31, 2007 to $62.2 million at June 30, 2008. The increase in potential problem commercial loans from December 31, 2007 to June 30, 2008 was mainly related to our construction and acquisition and development loan portfolio where the Bank has seen significant deterioration. At June 30, 2008, the Bank has classified commercial loans as potential problem loans totaling approximately $62.2 million, of which $41.9 million are related to the construction and acquisition and development loan portfolio. Of the $41.9 million related to construction and acquisition and development loans that have been classified as potential problem loans at June 30, 2008, $36.4 million is related to residential real estate projects and $5.5 million is related to commercial real estate projects. Of the $54.6 million increase in potential problem loans from December 31, 2007 to June 30, 2008, $33.0 million is related to five loan relationships, of which $29.1 million is related to construction and acquisition and development loans located in our market area. All of these loans are currently performing, however, because of the current deterioration in the real estate market and the economy, management has concerns about the ability of the borrowers to meet their contractual repayment terms if the deterioration in the real estate market and the economy continues for a prolonged period of time. Management feels that the loans categorized as potential problem loans at June 30, 2008 are adequately collateralized and currently believes that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. Government and government agency obligations, mortgage-backed securities, state and municipal securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $99.5 million at June 30, 2008, compared to $46.8 million at December 31, 2007 and $45.0 million at June 30, 2007. At June 30, 2008, the Bank had federal funds sold and interest-bearing deposits with other banks of $69.9 million, compared to $21.3 million at December 31, 2007 and $20.9 million at June 30, 2007. The increase in federal funds sold and interest-bearing deposits with other banks from December 31, 2007 is due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. Investment securities and restricted equity securities totaled $29.6 million at June 30, 2008, compared to $25.6 million at December 31, 2007 and $24.1 million at

June 30, 2007. The increase in investment securities and restricted equity securities from December 31, 2007 was due to the Bank purchasing a $4.0 million Pickens County School Bond in the first quarter of 2008. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.4 million and shares held in The Silverton Bank in the amount of $165,975 at June 30, 2008.

Unrealized losses on securities amounted to $(321,184) at June 30, 2008, and $(536,069) and $(111,688) at June 30, 2007 and December 31, 2007, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes that the unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration and that therefore all unrealized losses as of June 30, 2008 represent temporary impairment as a result of temporary changes in the interest rate market and not as a result of credit deterioration . Also, total impairment represents less than 2% of amortized cost. All bonds held at June 30, 2008 that have unrealized losses are backed by the U.S. Government or one of its agencies or quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $849.1 million, $784.3 million and $750.2 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively, representing increases of 8% and 13%, respectively, over December 31, 2007 and June 30, 2007. Commercial deposits averaged $823.0 million during the six-month period ended June 30, 2008, $690.7 million during the six-month period ended June 30, 2007 and $732.7 million during the twelve-month period ended December 31, 2007. The increase in deposits from December 31, 2007 to June 30, 2008 is mainly due an increase in out-of-market and brokered deposits. During the first six months of 2008, the Bank mainly used out-of-market and brokered deposits to provide liquidity for its commercial banking operations. The Bank’s out-of-market and brokered deposits increased $35.7 million in the first six months of 2008 from $177.5 million at December 31, 2007 to $213.2 million at June 30, 2008. The Bank’s out-of-market and brokered deposits at June 30, 2007 was $130.6 million. For a more detailed analysis of the increase in the cost of out-of-market and brokered deposits, see “Results of Operations—Commercial Banking Business—Interest Expense” above. We attempt to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The costs of out-of-market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be adversely affected. In order to increase liquidity in response to the tightening in the credit and liquidity markets and the deterioration in the real estate market, the Bank also ran certificate of deposit specials in its local markets during the first six months of 2008, which increased certificate of deposits in its local markets approximately $29.3 million. Interest-bearing deposits represented 95% of total deposits at June 30, 2008, compared to 95% at December 31, 2007 and 93% at June 30, 2007. Certificates of deposit comprised 83% of total interest-bearing deposits for June 30, 2008, compared to 76% at December 31, 2007 and 80% at June 30, 2007. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At June 30, 2008, the Bank had outstanding $36.0 million of Federal Home Loan Bank (“FHLB”) advances at maturity terms ranging from six months to ten years and with an average rate of 4.13%. These advances were borrowed for use in our commercial banking business and are secured by a blanket lien on the Bank’s 1– 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. As of June 30, 2008 the Bank has an additional $2.5 million, or up to approximately $38.5 million, available on its FHLB line of credit. In addition, the Bank could pledge an additional $3.4 million in securities to the FHLB, which would increase its borrowing capacity with the FHLB by $3.4 million, for a total of $41.9 million. There were $35.0 million and $36.0 million, respectively, in Federal Home Loan Bank advances outstanding at June 30, 2007 and December 31, 2007.

At June 30, 2008, the Bank had approximately $30.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit during the first six months of 2008.

Discontinued Operations

Prior to the sale of our wholesale residential mortgage business on December 31, 2003, the Company sold loans that it originated. The Company’s consolidated balance sheets at June 30, 2008 and December 31, 2007 include no assets and include liabilities of $1,782,276 and $1,953,025, respectively, related to discontinued operations. The Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. At

June 30, 2008 and December 31, 2007, the Company had approximately $2.0 million and $1.7 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability for future losses at June 30, 2008 and December 31, 2007 was approximately $1.8 million and $2.0 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. During 2005, 2006 and 2007, our losses related to indemnified loans gradually decreased. During the second quarter of 2007, we evaluated our allowance for the recourse obligation reserve. Based on this evaluation, we determined that we had made an overaccrual in the recourse obligation reserve because we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses. Therefore, based upon this analysis, we reduced the recourse obligation reserve by $118,394 during the second quarter of 2007. We evaluated the allowance for recourse liability during the first six months of 2008 and determined that no further adjustments are needed at this time.

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

The leverage guidelines provide for a minimum ratio of tier 1 capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and require us to cushion the ratio by an additional 1.0% to 2.0% if we do not meet those requirements. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital also may be required depending upon the organization’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or tangible tier 1 leverage ratio that we are required to meet.

The Company and Bank’s actual capital amounts and ratios for June 30, 2008 and December 31, 2007 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2008:

Total Capital to Risk Weighted Assets:
Company	$90,610	10.26%	$70,621	8%	$	N/A	N/A
Bank	$89,315	10.17%	$70,282	8%		$87,853	10%

Tier I Capital to Risk Weighted Assets:
Company	$73,512	8.33%	$35,310	4%	$	N/A	N/A
Bank	$78,317	8.91%	$35,141	4%		$52,712	6%

Tier I Capital to Average Assets:
Company	$73,512	7.56%	$38,917	4%	$	N/A	N/A
Bank	$78,317	8.14%	$38,488	4%		$48,110	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007:

Total Capital to Risk Weighted Assets:
Company	$94,989	10.92%	$69,590	8%	$	N/A	N/A
Bank	$90,114	10.41%	$69,284	8%		$86,605	10%

Tier I Capital to Risk- Weighted Assets:
Company	$80,163	9.22%	$34,795	4%	$	N/A	N/A
Bank	$80,288	9.27%	$34,642	4%		$51,963	6%

Tier I Capital to Average Assets:
Company	$80,163	8.69%	$36,900	4%	$	N/A	N/A
Bank	$80,288	8.83%	$36,387	4%		$45,483	5%

At June 30, 2008, the Company’s and Bank’s leverage ratio was 7.56% and 8.14%, respectively, compared to 8.69% and 8.83%, respectively, at December 31, 2007 and 8.64% and 8.28%, respectively, at June 30, 2007. On June 27, 2008, the Company entered into an agreement with another financial institution for a $6.0 million line of credit. This line of credit matures in twelve months and pays interest quarterly at prime rate, as reported in The Wall Street Journal, floating with a 6.00% floor. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In event of an uncured default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive the Company of its principal source of income. We are currently in compliance with all covenants of this line of credit. On that same day that the Company entered into the line of credit, it drew $2.5 million on the line of credit and contributed that $2.5 million to the Bank. Also, in June 2008, CMS distributed $1.3 million in available capital to the Company and the Company subsequently contributed the $1.3 million to the Bank. The Company contributed this $3.8 million in capital to the Bank in an effort to keep the Bank well capitalized in light of the Bank’s net loss for the first six months of 2008 and its deterioration in asset quality during 2008. On August 27, 2007, the Company, through Crescent Capital Trust IV, completed an offering and sale of $10.0 million of trust preferred securities. The proceeds from the sale of the trust preferred securities were contributed to the Bank to provide capital for further growth and expansion.

At June 30, 2008, our total consolidated shareholders’ equity was $61.7 million, or 6.30% of total consolidated assets, compared to $64.3 million, or 7.38% of total consolidated assets, at June 30, 2007, and $67.4 million, or 7.33% of total consolidated assets, at December 31, 2007. The decrease in the ratio of consolidated shareholders’ equity to total consolidated assets in the first six months of 2008 was due to the Company’s consolidated net loss of approximately $6.0 million in the first six months of 2008 and due to the growth of total consolidated assets, which grew approximately $58.7 million, or 6%, in the first six months of 2008.

At June 30, 2008, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.26%, 8.33% of which consisted of tier 1 capital and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 10.17%, 8.91% of which consisted of tier 1 capital. A quarterly dividend of $0.04 per share was declared in April 2008, and was paid on June 3, 2008. A quarterly dividend of $0.04 per share was declared in July 2008 and is payable on September 5, 2008.

As of June 30, 2007, the Company’s ratio of total consolidated capital to risk-adjusted assets was 9.80%, 8.73% of which consisted of tier 1 capital, and, as of December 31, 2007, total consolidated capital to risk-adjusted assets was 10.92%, 9.22% of which consisted of tier 1 capital. As of June 30, 2007, the Bank’s ratio of total capital to risk-adjusted assets was 9.32%, 8.25% of which consisted of tier 1 capital, and, as of December 31, 2007, total capital to risk-adjusted assets was 10.41%, 9.27% of which consisted of tier 1 capital.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and investment securities held for sale. These average liquid assets totaled $75.1 million, $45.8 million and $47.3 million, respectively, during the six month period ended June 30, 2008, the six month period ended June 30, 2007, and the twelve month period ended December 31, 2007, representing 9%, 6% and 6% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $27.8 million, or 59%, from the year ended December 31, 2007 to the six months ended June 30, 2008 and average liquid assets as a percentage of average deposits and borrowings increased approximately 3% from the year ended December 31, 2007 to the six months ended June 30, 2008. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings increased due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Company, on average, held $26.2 million more in federal funds sold and interest-bearing deposit in banks in the first six months of 2008 compared to year end 2007. Average commercial banking loans were 96%, 99% and 99% of average commercial bank deposits and borrowings during the six month period ended June 30, 2008, the six month period ended June 30, 2007, and the twelve month period ended December 31, 2007, respectively. Average interest-earning assets were 104%, 104% and 104% of average commercial banking deposits and borrowings during the six month period ended June 30, 2008, the six month period ended June 30, 2007, and the twelve month period ended December 31, 2007, respectively. The ratio of average commercial banking loans to average commercial banking deposits and borrowings decreased during the first six months of 2008 compared to the year ended December 31, 2007. The decrease in this percentage is mainly due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Bank grew deposits approximately $64.9 million in the first six months of 2008 while commercial banking loans increased only $3.4 million. The Company’s decision to increase short-term liquidity and the growth of deposits resulted in the Bank holding, on average, approximately $26.2 million more in federal funds sold and interest-bearing deposits during the first six months of 2008 in comparison with the year ended December 31, 2007.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit with correspondent institutions totaling $30.5 million and maintains a line of credit up to approximately $38.5 million at the FHLB. At June 30, 2008 we had $36.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. In addition to the $2.5 million available on the current line of credit, the Bank could pledge an additional $3.4 million in securities to the FHLB, which would increase its borrowing capacity with the FHLB to a total of $41.9 million. For the six months ended June 30, 2008, the average balance in FHLB advances was approximately $36.0 million and there were no balances outstanding on the federal funds lines of credit. All of the $36.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans and commercial real estate loans, by investment securities and by FHLB Stock. We presently believe that the Bank’s liquidity is under pressure due to the tightening in the liquidity and credit markets and the competitive pricing for deposits in the Bank’s market area. During 2006, the cost of out-of-market and brokered deposits increased to levels equal to or even exceeding the costs in our local market, and therefore, out-of-market and brokered deposits were rarely used as a funding source. However, since the fourth quarter of 2006, the cost of out-of-market and brokered deposits decreased to approximately 15 to 30 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out of market and brokered deposits in order to fund its loan growth. During 2007 and the first quarter of 2008, the Bank mainly used out-of-market and brokered deposits to fund its loan growth, and the Bank’s out-of-market and brokered deposits increased $122.6 million, or 156%, from $78.5 million at December 31, 2006 to $201.1 million at March 31, 2008. During the second quarter of 2008, the cost of out-of-market and brokered deposits again increased to levels equal to or even exceeding the costs in our local market, and in response, we conducted a certificate of deposit promotion in our local markets to raise deposits, which increased our in-market certificates of deposit by approximately $29.3 million. The costs of out of market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2006 and 2008, if the Bank’s liquidity position remains under pressure. The cost of funds of interest-bearing deposits has decreased from 4.65% in the first quarter of 2008 to 4.33% in the second quarter of 2008 due to the 325 basis point decrease in the federal funds rate from September 2007 through the first six months of 2008. Given our recent reliance on out-of-market and brokered deposits, our net interest margin, and in turn our net interest income, could be adversely affected if the cost of this source of liquidity continues to increase.

Commercial Commitments

The following table presents our other commercial commitments at June 30, 2008. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	3-5 Years	After 5 Years
			(in thousands)
Commitments to extend credit (1)	$102,542	$92,248	$5,879	$3	$4,412
Letters of Credit (2)	2,814	2,437	377	—	—

Total commercial commitments	$105,356	$94,685	$6,256	$3	$4,412

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2008 and December 31, 2007, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,962,000 with a fair value of approximately $(652,000) at June 30, 2008 and approximately $9,250,000 with a fair value of approximately $(692,000) at December 31, 2007. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the six months ended June 30, 2008. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

The following table shows our rate sensitive position at June 30, 2008. Approximately 78% of earning assets and 86% of funding for these earning assets is scheduled to reprice at least once during the next twelve months. The total excess of interest-bearing liabilities over interest-bearing assets, based on a one-year cumulative time period, was $35.4 million, or 3.6% of total assets. At June 30, 2006, for the one-year cumulative period, the Bank had excess interest-bearing assets over interest-bearing liabilities of approximately $79.5 million, or 10.5% of total assets. From the second quarter of 2006 through the first quarter of 2008, the Bank tried to keep certificate of deposit maturities at twelve months or less and tried to originate more fixed rate loans. This changed our rate sensitivity position in the one year cumulative period from an asset-sensitive position to a liability-sensitive position. The Bank used shorter-term funding and tried to originate more fixed rate loans in anticipation of a decrease in interest rates during 2007 and 2008. In the second quarter of 2008, the Bank began to try and issue some certificate of deposit with maturities greater than twelve months in anticipation of an increase in interest rates in 2009. During the second quarter of 2008 in the one year cumulative interest sensitivity gap, our excess of interest-bearing liabilities over interest-bearing assets decreased from $64.8 million to $35.4 million.

Interest Rate Sensitivity Gaps

As of June 30, 2008

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$548,701	$87,475	$165,173	$17,336	$818,685
Investment securities	582	4,246	12,979	8,349	26,156
Mortgage loans held for sale	320	—	—	—	320
Federal funds sold	43,699	—	—	—	43,699
Interest-bearing deposits in other banks	26,166	—	—	—	26,166

Total interest-earning assets	$619,468	$91,721	$178,152	$25,685	$915,026

Interest-bearing liabilities
Interest-bearing demand deposits	$134,925	$—	$—	$—	$134,925
Time deposits	184,425	388,561	99,338	—	672,324
Other borrowings	34,685	4,000	22,000	—	60,685

Total interest-bearing liabilities	$354,035	$392,561	$121,338	$—	$867,934

Interest sensitivity gap	$265,433	$(300,840)	$56,814	$25,685	$47,092
Interest sensitivity gap – cumulative	$265,433	$(35,407)	$21,407	$47,092	$47,092

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above except for the one year time frame. An asset sensitive position means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. A liability sensitive position means that during each period, if interest rates increase, then the net interest margin will decrease, and if interest rates decline, the net interest margin will increase. At June 30, 2008, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80-140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective and that there are no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Other than the risk factor set forth below, there were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Deterioration of the Residential Mortgage Market Likely Will Result In Further Increases In Our Non-Performing Assets and Allowance for Loan Losses, and Make It More Difficult For Us to Recover Our Losses with Respect to Defaulted Loans

Beginning in the third quarter of 2007, there were well-publicized developments in the credit, liquidity and real estate markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This decline, which has continued in the first six months of 2008, has resulted in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets. In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 1.21% of total commercial banking loans at December 31, 2007 to 1.51% at June 30, 2008. We made a provision for loan losses in the first six months of 2008 of approximately $9.7 million, which was significantly higher than in previous periods. We also charged-off approximately $7.2 million in loans in the first six months of 2008, which was significantly higher than in previous periods. These charge-offs, for the most part, were accrued and included in our loan loss reserve analysis during the fourth quarter of 2007 and the first quarter of 2008. During the second quarter of 2008, the Bank determined that the losses related to these loans were probable. While the banking industry generally does not charge-off impairment on loans until foreclosure, the Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. The increase in the provision for loan losses was due to an increase in classified loans and non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures). We may experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default, and we expect to continue to employ the aggressive charge-off policy. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in our being unable to realize a full recovery in the event that a borrower defaults on a loan. Any further increase in our non-performing assets, any increase in our loan charge-offs, any further increase in our provision for loan losses, the continuation of aggressive charge-off policy and/or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

Our Liquidity Has Come Under Pressure Recently, and Funding to Provide Liquidity May Not Be Available to Us on Favorable Terms or At All

In recent periods, a number of factors have placed stress on our liquidity, including increases in our non-performing assets, increases in our allowance for loan losses, increases in loan demand, increased competition for deposits in our primary market area, and decreases in interest rates. These factors also contribute to compression of our net interest margin and our net income. We have historically had access to a number of alternative sources of liquidity, but given the recent downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost out-of-market deposits may continue to exceed the cost of deposits of similar maturity in the Company’s local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. If funding continues to be available on a limited basis, or only on unfavorable terms, then our liquidity, and our net interest margin and net income, could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 8, 2008, at which time the election of the following persons to the Board of Directors of the Company to serve for a term expiring on the date of the Annual Meeting of Shareholders in the year indicated was brought before and voted upon by the shareholders as follows:

Name	Term expiring	For	Withhold Authority or Against	Abstentions and Broker Non-Votes
J. Donald Boggus, Jr., Class II Director	2011	4,386,022	16,748	876,144
Charles Gehrmann, Class II Director	2011	4,385,649	17,121	876,144

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Name	Term expiring
John S. Dean, Sr., Class I Director	2010
Charles R. Fendley, Class I Director	2010
Michael W. Lowe, Class III Director	2009
Cecil Pruett, Class III Director	2009
Janie Whitfield, Class III Director	2009

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: August 13, 2008	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: August 13, 2008	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.