Form 10-Q
period 2008-09-30
CRESCENT BANKING CO
filed 2008-11-12
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 12, 2008, Crescent Banking Company had 5,380,739 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$8,994,841	$7,700,345
Interest-bearing deposits in banks	26,629,148	675,332
Federal funds sold	102,477,000	20,591,000
Investment securities available-for-sale	21,937,366	22,396,250
Investment securities held-to-maturity, at cost (fair value approximates $3,778,000 and $0, respectively)	4,000,000	—
Restricted equity securities	3,210,675	3,184,275
Mortgage loans held for sale	427,304	323,153
Loans	805,228,180	815,237,546
Less allowance for loan losses	(12,561,296)	(9,825,911)

Loans, net	792,666,884	805,411,635
Premises and equipment	22,643,254	21,021,801
Other real estate owned	21,521,008	5,410,905
Cash surrender value of life insurance	13,986,577	13,587,586
Goodwill	3,442,714	3,442,714
Deposit intangibles	210,467	304,781
Deferred tax asset	7,365,757	6,148,377
Other assets	13,246,531	10,071,023

Total assets	$1,042,759,526	$920,269,177

Liabilities
Deposits
Noninterest-bearing	$42,936,909	$41,344,296
Interest-bearing	873,381,939	742,906,866

Total deposits	916,318,848	784,251,162
Short-term borrowings	12,018,509	15,000,000
Long-term borrowings	46,167,000	43,167,000
Accrued interest and other liabilities	5,848,058	8,462,712
Liabilities related to discontinued operations	1,724,350	1,953,025

Total liabilities	$982,076,765	$852,833,899

Shareholders’ equity
Common stock, par value $1.00; 10,000,000 shares authorized; 5,378,939 and 5,291,772 issued, respectively	$5,378,939	$5,291,772
Capital surplus	18,883,492	17,590,530
Retained earnings	36,604,575	44,824,748
Treasury stock, 33,336 shares	(296,091)	(296,091)
Accumulated other comprehensive income	111,846	24,319

Total shareholders’ equity	60,682,761	67,435,278

Total liabilities and shareholders’ equity	$1,042,759,526	$920,269,177

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Interest income
Loans including fees	$12,788,580	$16,841,599	$39,686,557	$46,948,367
Mortgage loans held for sale	1,713	2,760	3,029	13,265
Taxable securities	296,287	333,105	961,871	902,175
Non-taxable securities	23,500	—	53,528	—
Deposits in banks	162,751	29,577	204,501	74,952
Federal funds sold	341,587	155,328	805,515	523,484

Total interest income	13,614,418	17,362,369	41,715,001	48,462,243
Interest expense
Deposits	8,538,946	8,881,359	25,874,196	24,516,410
Short-term borrowings	119,075	154,364	394,482	447,881
Long-term borrowings	539,414	520,294	1,706,178	1,407,400

Total interest expense	9,197,435	9,556,017	27,974,856	26,371,691

Net interest income	4,416,983	7,806,352	13,740,145	22,090,552
Provision for loan losses	1,972,354	736,000	11,698,354	1,941,000

Net interest income after provision for loan losses	2,444,629	7,070,352	2,041,791	20,149,552

Noninterest income
Service charges on deposit accounts	354,458	411,986	1,078,545	1,121,130
Gains on sales of SBA loans	94,368	122,344	276,635	407,217
Other operating income	505,111	526,518	1,491,938	1,507,150

Total noninterest income	953,937	1,060,848	2,847,118	3,035,497

Noninterest expenses
Salaries and employee benefits	2,938,873	2,885,548	8,681,195	8,881,223
Occupancy and equipment	437,389	441,247	1,302,467	1,235,208
Supplies, postage, and telephone	231,785	263,060	760,578	810,712
Advertising	102,874	98,227	303,472	355,281
Insurance expense	247,633	181,313	675,203	366,790
Depreciation and amortization	423,816	425,756	1,263,016	1,258,909
Legal and professional	445,117	338,961	1,410,226	1,059,121
Director fees	76,875	117,600	236,400	358,275
Foreclosed asset expense, net	255,849	425,628	1,071,440	567,659
Other operating expenses	333,133	395,607	1,201,145	1,065,710

Total noninterest expenses	5,493,344	5,572,947	16,905,142	15,958,888

Income (loss) from continuing operations before income taxes	(2,094,778)	2,558,253	(12,016,233)	7,226,161
Applicable income taxes (benefit)	(735,937)	910,469	(4,642,454)	2,637,324

Income (loss) from continuing operations	(1,358,841)	1,647,784	(7,373,779)	4,588,837
Income from operations of discontinued mortgage subsidiary, net of tax expense of $ 0 and $ 0 for the three months ended and $ 0 and $43,799 for the nine months ended	—	—	—	74,595

Net income (loss)	(1,358,841)	1,647,784	(7,373,779)	4,663,432

Other comprehensive income (loss)
Unrealized gains on securities available-for-sale arising during period, net of tax	249,561	212,070	87,527	63,951

Comprehensive income (loss)	$(1,109,280)	$1,859,854	$(7,286,252)	$4,727,383

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Earnings (loss) per share
Basic earnings (loss) per share	$(0.26)	$0.32	$(1.41)	$0.90
Diluted earnings (loss) per share	$(0.26)	$0.30	$(1.41)	$0.85

Earnings (loss) per share from continuing operations
Basic earnings (loss) per share from continuing operations	$(0.26)	$0.32	$(1.41)	$0.89
Diluted earnings (loss) per share from continuing operations	$(0.26)	$0.30	$(1.41)	$0.84

Earnings per share from discontinued operations
Basic Earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.01
Diluted Earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.01

Cash dividends per share of common stock	$0.04	$0.08	$0.16	$0.24

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2008	2007
Operating Activities
Net income (loss)	$(7,373,779)	$4,663,432
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Income from discontinued operations	—	(74,595)
Amortization (accretion) of premium/discount on securities	(2,025)	12,354
Amortization of deposit intangible	94,314	94,313
Net gain on sale of other real estate owned and repossessed assets	(67,384)	(20,464)
Net loss on sale/disposal of premises and equipment	9,336	—
Amortization of mortgage servicing rights	10,439	10,438
Provision for loan losses	11,698,354	1,941,000
Depreciation	1,158,264	1,154,157
Proceeds from sales of mortgage loans held for sale	22,961,666	30,357,148
Originations of mortgage loans held for sale	(23,065,817)	(30,485,666)
Income on life insurance policies	(398,991)	(318,954)
Deferred tax benefit	(1,289,908)	(324,490)
(Increase) decrease in interest receivable	1,644,459	(961,981)
Decrease in interest payable	(765,998)	(450,696)
Stock-based compensation expense	525,415	483,183
Net cash used in discontinued operations	(228,830)	(261,318)
Net change in other assets, liabilities and other operating activities	(5,835,327)	1,423,864

Net cash provided (used) by operating activities	(925,812)	7,241,725

Investing Activities
Net increase in interest-bearing deposits in banks	(25,953,816)	(3,843,766)
Purchase of securities available-for-sale	(5,167,659)	(5,957,895)
Purchase of securities held-to-maturity	(4,000,000)	—
Proceeds from maturities/calls of securities available-for-sale	5,774,446	2,396,080
Proceeds from maturities of other securities	225,000	181,500
Proceeds from maturities/calls of securities held-to-maturity	—	1,000,000
Purchase of other securities	(251,400)	—
Proceeds from sale of other real estate owned and repossessed assets	2,974,751	476,736
Net (increase) decrease in federal funds sold	(81,886,000)	1,183,000
Net increase in loans	(18,800,476)	(111,147,644)
Purchase of life insurance policies	—	(4,900,000)
Purchase of premises and equipment	(2,789,053)	(1,267,941)

Net cash used in investing activities	(129,874,207)	(121,879,930)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the nine months ended September 30,
	2008	2007
Financing Activities
Net increase in deposits	132,067,686	106,252,693
Net increase in borrowings	18,509	8,310,000
Excess tax benefits from share-based payment arrangements	155,112	47,567
Issuance of common stock for dividend reinvestment plan	410,806	—
Issuance of common stock for stock purchase plan	48,263	—
Proceeds from the exercise of stock options	240,533	67,173
Dividends paid	(846,394)	(1,252,061)

Net cash provided by financing activities	132,094,515	113,425,372

Net increase (decrease) in cash and due from banks	1,294,496	(1,212,833)
Cash and due from banks at beginning of year	7,700,345	7,581,450

Cash and due from banks at end of period	$8,994,841	$6,368,617

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$28,740,854	$26,822,388
Cash paid during period for taxes	1,766,000	2,666,000
Principal balances of loans transferred to other real estate owned	19,846,873	5,652,201
Unrealized gain on securities available-for-sale, net	87,527	63,951

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2007 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at September 30, 2008 and December 31, 2007 include liabilities of $1,724,350 and $1,953,025, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability remaining from the sale of the Company’s wholesale mortgage operation in 2003. The estimated recourse liability at September 30, 2008 and December 31, 2007 for future losses is $1.7 million and $2.0 million, respectively, and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2007 to September 30, 2008.

Changes in the allowance for recourse obligation are as follows:

2008
Balance at December 31, 2007	$1,953,025
Losses indemnified	228,675

Balance at September 30, 2008	$1,724,350

NOTE 3—LOANS

The composition of loans is summarized as follows:

	September 30, 2008	December 31, 2007
Commercial	$37,708,544	$30,749,902
Real estate – construction and land development	377,571,324	417,819,730
Real estate – mortgage	374,104,659	348,362,122
Consumer installment and other	15,843,653	18,305,792

	805,228,180	815,237,546
Allowance for loan losses	(12,561,296)	(9,825,911)

Loans, net	$792,666,884	$805,411,635

Changes in the allowance for loan losses are as follows:

Balance at December 31, 2007	$9,825,911
Provision for loan losses	11,698,354
Loans charged off	(9,125,047)
Recoveries of loans previously charged off	162,078

Balance at September 30, 2008	$12,561,296

The investment in impaired loans, defined as non-accrual loans and renegotiated loans, was $18,922,544 and $5,613,772 at September 30, 2008 and December 31, 2007, respectively. Total impaired loans outstanding that required a specific allowance

NOTE 3—LOANS (Continued)

were $8,191,837 and $3,790,661, respectively, as of September 30, 2008 and December 31, 2007. The specific allowances allocated to these impaired loans outstanding as of September 30, 2008 and December 31, 2007 was approximately $1,869,000 and $1,411,000, respectively.

NOTE 4—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

	Three Months Ended September 30, 2008
	Net Income (Loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings (loss) per share	$(1,358,841)	5,249,383	$(0.26)
Effect of dilutive securities		—
Diluted earnings (loss) per share	$(1,358,841)	5,249,383	$(0.26)

Continuing Operations
Basic earnings (loss) per share	$(1,358,841)	5,249,383	$(0.26)
Effect of dilutive securities		—
Diluted earnings (loss) per share	$(1,358,841)	5,249,383	$(0.26)

Discontinued Operations
Basic earnings per share	$—	5,249,383	$0.00
Effect of dilutive securities		—
Diluted earnings per share	$—	5,249,383	$0.00

	Three Months Ended September 30, 2007
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$1,647,784	5,165,810	$0.32
Effect of dilutive securities		296,746
Diluted earnings per share	$1,647,784	5,462,556	$0.30

Continuing Operations
Basic earnings per share	$1,647,784	5,165,810	$0.32
Effect of dilutive securities		296,746
Diluted earnings per share	$1,647,784	5,462,556	$0.30

Discontinued Operations
Basic earnings per share	$—	5,165,810	$0.00
Effect of dilutive securities		296,746
Diluted earnings per share	$—	5,462,556	$0.00

NOTE 4—EARNINGS (LOSS) PER SHARE (Continued)

	Nine Months Ended September 30, 2008
	Net Income (Loss) (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings (loss) per share	$(7,373,779)	5,219,432	$(1.41)
Effect of dilutive securities		40,745
Diluted earnings (loss) per share	$(7,373,779)	5,260,177	$(1.41)

Continuing Operations
Basic earnings (loss) per share	$(7,373,779)	5,219,432	$(1.41)
Effect of dilutive securities		40,745
Diluted earnings (loss) per share	$(7,373,779)	5,260,177	$(1.41)

Discontinued Operations
Basic earnings per share	$—	5,219,432	$0.00
Effect of dilutive securities		40,745
Diluted earnings per share	$—	5,260,177	$0.00

	Nine Months Ended September 30, 2007
	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic earnings per share	$4,663,432	5,163,244	$0.90
Effect of dilutive securities		330,468
Diluted earnings per share	$4,663,432	5,493,712	$0.85

Continuing Operations
Basic earnings per share	$4,588,837	5,163,244	$0.89
Effect of dilutive securities		330,468
Diluted earnings per share	$4,588,837	5,493,712	$0.84

Discontinued Operations
Basic earnings per share	$74,595	5,163,244	$0.01
Effect of dilutive securities		330,468
Diluted earnings per share	$74,595	5,493,712	$0.01

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2008 and December 31, 2007, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,864,000 with a fair value of approximately $(688,000) at September 30, 2008 and approximately $9,250,000 with a fair value of approximately $(692,000) at December 31, 2007. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from Crescent Bank & Trust Company (the “Bank”) an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2008. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates. The Company’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. The Company is subject to the risk that a counterparty, in particular our borrower, will fail to perform; however, management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations of the Company.

NOTE 6—FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company did not elect to adopt the fair value option for any financial instruments.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. If the fair value measurement is based upon quoted prices of like or similar securities, then the investment securities available-for-sale are classified as Level 2. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, and the investment securities available-for-sale are classified as Level 3.

NOTE 6—FAIR VALUE MEASUREMENT (Continued)

Mortgage Loans Held for Sale

Mortgage Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Derivative Assets and Liabilities

The derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value based on a third party model that uses primarily market observable inputs, such as yield curves and option volatilities, and includes the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management or customer-initiated activities as Level 2. An example of a Level 2 derivative would be interest rate swaps.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	September 30, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
				(Amounts in Thousands)
Securities available-for-sale	—	$21,937	—	$21,937	$21,937
Derivative assets	—	$688	—	$688	$688
Derivative liabilities	—	$(688)	—	$(688)	$(688)

NOTE 6—FAIR VALUE MEASUREMENT (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	September 30, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
				(Amounts in Thousands)
Loans	—	—	$24,078	$24,078	$24,078

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and governmental intervention in the U.S. financial system, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•	the imposition of enforcement order orders, capital directives or other enforcement action by our regulators;

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

•	the Company’s ability to maintain adequate liquidity to fund its operations and implement its business plan;

•	the inability of the Company to raise capital to fund our operations, particularly the origination of new loans, the support of our continued growth and branching and other strategic initiatives;

•

the risks of divestitures, including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth or expense savings from such transactions;

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

As of September 30, 2008, the Company was made up of the following entities:

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

For purposes of the following discussion, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank and CMS. The words “Crescent,” “Crescent Bank” or the “Bank” and “CMS” refer to Crescent Banking Company and its individual subsidiaries, respectively.

In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with Crescent. Accordingly, the Company does not report the trust preferred securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by Crescent and held by the Trusts. The Company further report its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. Of the $21.5 million in trust preferred securities currently outstanding, approximately $15.0 million qualifies as tier 1 capital for regulatory capital purposes.

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

As of September 30, 2008, the Company had total consolidated assets of approximately $1.0 billion, total deposits of approximately $916.3 million, total consolidated liabilities, including deposits, of $982.1 million and consolidated stockholders’ equity of approximately $60.7 million. The Company’s operations are discussed below under the section captioned “Results of Operations.”

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and focused on individuals and small to medium-sized businesses located within its primary market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 93% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. The Bank makes loans to customers to acquire and develop commercial and residential real estate. The Company does not consider its commercial banking operations to be seasonal in nature. Real estate activity and values tend to be cyclical and vary over time with interest rate fluctuations and general economic conditions.

Challenges for the Commercial Banking Business

Our commercial banking business has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense paid on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from the potential movement in interest rates, which if not anticipated and managed, can result in a decrease in earnings or earnings volatility. We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. The Federal Reserve decreased interest rates 100 basis points during the last half of 2007, an additional 225 basis points in the first half of 2008 and an additional 100 basis points in October 2008. Our net interest margin declined during the fourth quarter of 2007 and the first nine months of 2008 as a result of the decreases in interest rates. Further action by the Federal Reserve with respect to interest rates will depend on many factors that are not known at this time. During the 0- to 90-day period, during which we are most sensitive to interest rate changes, the Bank is considered asset sensitive, and if interest rates rise, our net interest margin would be expected to improve. Conversely, if interest rates continue to fall, our net interest margin will further decline based on the Company’s present asset sensitive position.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. The Bank competes directly for deposits in its primary market area with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers and insurance companies, locally, regionally and nationally, some of which compete by offering products and services by mail, telephone and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its primary market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s primary market area. Virtually every type of competitor offering products and services of the type offered by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer, and may be able to better afford and make broader use of media advertising, support services and electronic technology. In addition, as a result of recent developments in the credit and liquidity markets, many of our competitors in our primary market area, in order to attract deposits, have recently offered interest rates on certificates of deposit and other products that we are unable to offer. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally. If we cannot effectively compete for deposits in our primary market area, our liquidity could come under further pressure, and we may be unable to fund our operations.

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the competitive pricing by competitors in our primary market area, the Bank’s liquidity has, and could continue to, come under pressure. Also, due to the decline in the confidence in the financial services industry, the Bank could see customers withdrawing their deposits, which would put additional pressure on the Bank’s liquidity. The Bank has the ability to acquire out-of-market deposits to supplement deposit growth in our market areas and can borrow an additional $16.5 million through the Federal Home Loan Bank and the Federal Reserve Bank, if necessary. However, if access to these funds is limited in any way, then our liquidity and ability to support commercial loan demand could be adversely affected. The Bank may have to increase its deposit rates in the future, which would adversely affect its net interest margin and net income. Finally, if the deterioration in the credit and real estate markets continues and causes additional borrowers to default on their loans or causes a further decline in the realizable value of real estate collateral, we may continue to experience an increase in non-performing assets and loan charge-offs, and may have to make additional provisions for loan losses, which could reduce our available liquidity. We are currently considering any number of strategic alternatives that may be or become available to us in light of the opportunities and challenges presented by the current economic climate, and, in particular, the conditions faced by the financial services and products sector, including, without limitation, engaging an investment bank to assist the Company in exploring a variety of capital raising alternatives; applying to participate in the U.S. Treasury Department’s Capital Purchase Program under the Troubled Asset Relief Program; and engaging in potential acquisitions or dispositions of assets or other strategic transactions on an opportunistic basis.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. The Bank’s loan portfolio grew 17% during 2007, 17% during 2006 and 37% during 2005. Also, during this same time period, the Bank added approximately 26 new loan officers, which were mainly related to the addition of five full service branches and two loan production offices. The weakening of the real estate market has had a significant effect on the Bank’s loan portfolio. Approximately 93% of the Bank’s loan portfolio is secured by real estate, including 47% related to construction and acquisition and development loans. The Bank must maintain the proper procedures to be able to monitor the loan growth, including the quality of the loans, and its concentration in real estate secured loans. While our loan portfolio has grown, our non-performing assets also increased as a percentage of total assets during 2007 and the first nine months of 2008. From September 30, 2007 to September 30, 2008, our non-performing assets increased from $8.5 million to $40.4 million or 374%. Of the $40.4 million in non-performing assets at September 30, 2008, $28.3 million was related to construction and acquisition and development loans. Given the current condition of the credit, liquidity and real estate markets, we may experience further increases in non-performing assets. If this occurs, we may make additional provision for loan losses and experience an increase in charge-offs, either of which would adversely impact our performance and the Bank’s ability to raise capital and expand.

Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The implementation of this guidance should not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FASB Statement (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is currently assessing the impact of FSP No. FAS 142-3 on its consolidated financial condition and results of operations.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the earnings per share (“EPS”) calculation under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” This FSP is effective for fiscal years beginning after December 15, 2008. The implementation of this guidance should not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. E23, “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68.” Issue No. E23 amends SFAS No. 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on our consolidated financial condition and results of operations.

In November 2007, the Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the Commission staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP, including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments, involving significant estimates and assumptions, in the application of certain of its accounting policies about the effects of matters that are inherently uncertain. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in subsequent financial statements as a result of the use of revised estimates and assumptions. Certain accounting policies, by their nature, involve a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported. Based on the sensitivity of financial statement amounts to the policies, estimates and assumptions underlying reported amounts, the more significant accounting policies applied by the Company have been identified by management as:

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as noninterest-bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Average Balances		Yields / Rates		Income / Expense		Increase	Change Due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Volume	Rate
Assets
Loans, including fee income	$822,168	$741,348	6.45%	8.47%	$39,687	$46,948	$(7,261)	$3,926	$(11,187)
Mortgage loans held for sale	86	308	4.69%	5.76%	3	13	(10)	(8)	(2)
Investment securities	28,816	23,441	4.71%	5.15%	1,015	902	113	190	(77)
Federal funds sold	49,012	13,494	2.20%	5.19%	805	524	281	584	(303)
Interest-bearing deposits in banks	11,043	1,973	2.47%	5.08%	205	75	130	168	(38)

Total earning assets	911,125	780,564	6.12%	8.30%	41,715	48,462	(6,747)	4,860	(11,607)

Cash and due from banks	7,366	6,093
Allowance for loan losses	(11,669)	(8,544)
Other assets	75,170	63,253

Total	$981,992	$841,366

Liabilities and Equity
Interest-bearing demand	$64,286	$78,800	1.71%	3.12%	$824	$1,838	$(1,014)	$(184)	$(830)
Savings	75,172	57,686	2.94%	3.92%	1,652	1,693	(41)	384	(425)
Certificates of deposit	658,785	528,349	4.74%	5.31%	23,398	20,985	2,413	4,648	(2,235)

Total interest-bearing deposits	798,243	664,835	4.33%	4.93%	25,874	24,516	1,358	4,848	(3,490)
Borrowings	57,927	48,111	4.84%	5.16%	2,101	1,855	246	358	(112)

Total interest-bearing liabilities	856,170	712,946	4.36%	4.95%	27,975	26,371	1,604	5,206	(3,602)

Noninterest-bearing demand deposits	45,341	50,590
Other liabilities	16,138	13,817
Shareholders’ equity	64,343	64,013

Total	$981,992	$841,366

Net interest income					$13,740	$22,091	$(8,351)	$(346)	$(8,005)

Net interest yield on earning assets			2.01%	3.78%
Net interest spread			1.75%	3.35%

Results of Our Commercial Banking Business

During the three and nine month periods ended September 30, 2008, the Company experienced a net loss of approximately $(1.4) million and $(7.4) million, respectively, as compared with net income of approximately $1.6 million and $4.6 million, respectively, for the three and nine month periods ended September 30, 2007. The net loss during both periods in 2008 was primarily due to a decrease in net interest income and an increase in the loan loss provision.

Interest Income

Our interest income related to commercial banking decreased approximately $3.8 million, or 22%, to $13.6 million for the three months ended September 30, 2008 from $17.4 million for the three months ended September 30, 2007. Our interest income related to commercial banking decreased approximately $6.8 million, or 14%, to $41.7 million for the nine months ended September 30, 2008 from $48.5 million for the nine months ended September 30, 2007. This decrease in interest income during 2008 was the result of a decline in yield from commercial banking interest-earning assets, in particular from commercial banking loans, during the current declining interest rate environment. The yield from commercial banking loans decreased from 8.63% for the three months ended September 30, 2007 to 6.30% for the three months ended September 30, 2008 and decreased from 8.47% for the nine months ended September 30, 2007 to 6.45% for the nine months ended September 30, 2008. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in reaction to the Federal Reserve decreasing interest rates 325 basis points from September 2007 through the end of the third quarter of 2008. Approximately 42% of our commercial banking loan portfolio at September 30, 2008 is variable rate without a floor and will currently adjust with changes in the prime rate. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-performing assets increasing from $11.0 million at December 31, 2007 to $40.4 million at September 30, 2008 and the subsequent write-off of accrued interest on these assets that were placed on non-accrual status and foreclosed upon during the first nine months of 2008. The decline in interest income from the decrease in the yield on the commercial banking loan portfolio was partially offset by an increase in average commercial banking loans. Average commercial banking loans increased $31.5 million, or 4%, for the quarter ended September 30, 2008 and $80.8 million, or 11%, for the nine months ended September 30, 2008 over the same periods for 2007. This growth in commercial banking loans from September 30, 2007 was the result of higher loan demand during the last three quarters of 2007 in our service area. During the first nine months of 2008, commercial banking loans have declined by $10.0 million, or about 1%.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended September 30, 2008 amounted to $9.2 million, compared to $9.6 million for the three months ended September 30, 2007, a decrease of 4%. Our interest expense related to the commercial banking business for the nine months ended September 30, 2008 amounted to $28.0 million, compared to $26.4 million for the nine months ended September 30, 2007, an increase of 6%. Interest expense related to the commercial banking deposits for the three months ended September 30, 2008 amounted to $8.5 million, compared to $8.9 million for the three months ended September 30, 2007, a decrease of 4%. Interest expense related to the commercial banking deposits for the nine months ended September 30, 2008 amounted to $25.9 million, compared to $24.5 million for the nine months ended September 30, 2007, an increase of 6%.

The decrease in interest expense from interest-bearing deposits for the three month period ended September 30, 2008 compared to the same period in 2007 resulted from a decrease in the cost of funds from commercial banking deposits. The cost of funds of commercial banking deposits decreased from 5.04% for the three months ended September 30, 2007 to 4.09% for the three months ended September 30, 2008. The cost of interest-bearing demand deposits, savings accounts (including money market accounts), and time deposits decreased 156 basis points, 133 basis points and 97 basis points, respectively, for the three months ended September 30, 2008 compared to the same period in 2007. These decreases in average cost were due to the falling rate environment during which the Federal Reserve has decreased interest rates 325 basis points from September 2007 through the third quarter of 2008. The decrease in interest expense related to the decrease in the cost of funds of commercial banking deposits was partially offset by an increase in the average balance of commercial banking deposits for the three months ended September 30, 2008 compared to the same period in 2007. Average interest-bearing deposits increased approximately $131.5 million, or 19%, from $708.8 million for the three months ended September 30, 2007 to $840.3 million for the three months ended September 30, 2008. The Bank made the strategic decision to increase short-term liquidity in 2008 through growth in deposits because of the tightening in the credit and liquidity markets and the deterioration in the real estate market.

The increase in interest expense from interest-bearing deposits for the nine-month period ended September 30, 2008 compared to the same period in 2007 resulted from an increase in the average balance of interest-bearing deposits. Average interest-bearing deposits increased approximately $133.4 million, or 20%, from $664.8 million for the nine months ended September 30, 2007 to $798.2 million for the nine months ended September 30, 2008. Since the fourth quarter of 2006, the cost of out-of-market and brokered deposits decreased to approximately 15 to 30 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out-of-market and brokered deposits in order to fund its loan growth. During 2007 and the first quarter of 2008, the Bank mainly used out-of-market and brokered deposits to fund its loan growth, and the Bank’s out-of-market and brokered deposits increased $122.6 million, or 156%, from $78.5 million at December 31, 2006 to $201.1 million at March 31, 2008. During the second and third quarters of 2008, the cost of out-of-market and brokered deposits increased to levels equal to or exceeding the costs in our local market, and in response, we conducted a certificate of deposit promotion in our local markets to raise deposits, which increased our in-market certificates of deposit by approximately $91.6 million. Out-of-market and brokered deposits grew only $40.5 million, or 20%, during the second and third quarters of 2008 to $241.6 million. The increase in interest expense related to the increase in the average balance of commercial banking deposits was partially offset by a decrease in the cost of funds of commercial banking deposits. The cost of funds from commercial banking deposits decreased from 4.93% for the nine months ended September 30, 2007 to 4.33% for the nine months ended September 30, 2008. These decreases in cost of funds were due to the falling rate environment during which the Federal Reserve has decreased interest rates 325 basis points from September 2007 through the third quarter of 2008. In the third quarters of 2008 and 2007, interest expense accounted for 63% of our total commercial banking business expense other than the provision for loan losses and income tax expense. In the first nine months of 2008 and 2007, interest expense accounted for 62% of our total commercial banking business expense other than the provision for loans losses and income tax expense.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2008 were $4.4 million, 1.89% and 1.69% and $13.7 million, 2.01% and 1.75%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2007 were $7.8 million, 3.81% and 3.41% and $22.1 million, 3.78% and 3.35%, respectively. The decrease in net interest income, net interest margin and interest spread from 2007 to 2008 was mainly due to the decrease in the yield on commercial banking loans. The yield from commercial banking loans decreased from 8.63% and 8.47%, respectively, for the three and nine months ended September 30, 2007 to 6.30% and 6.45%, respectively, for the three and nine months ended September 30, 2008. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in reaction to the Federal Reserve decreasing interest rates 325 basis points from September 2007 through the first nine months of 2008. Approximately 42% of our commercial banking loan portfolio at September 30, 2008 has a variable rate without a floor and will currently adjust with changes in the prime rate, so that our yield decreases as the prime rate decreases. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-performing assets increasing from $11.0 million at December 31, 2007 to $40.4 million at September 30, 2008 and the subsequent write-off of accrued interest on these assets that were placed on non-accrual status and foreclosed upon during the first nine months of 2008. The decrease in net interest income, net interest margin and interest spread during 2008 was also due to the Bank holding more short-term liquid assets, which provide a lower yield than investments and loans. For the three and nine months ended September 30, 2008, in comparison to the same periods in 2007, the Bank held on average $81.5 million, or 566%, and $44.6 million, or 288%, respectively, more in interest-bearing deposits and federal funds sold. The Company made the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. In comparing the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007, the yield on commercial banking assets decreased 266 and 218 basis points, respectively, while the cost of interest-bearing liabilities decreased only 94 and 59 basis points, respectively. Even with the Federal Reserve decreasing interest rates 325 basis points from September 2007 through the first nine months of 2008, the average cost of time deposits has only decreased 97 and 57 basis points, respectively, for the three and nine months ended September 30, 2008 in comparison to the same periods in 2007. The limited decrease in the average cost of time deposits is due to strong competition in the market area for local deposits, the effects that the deterioration in the credit and liquidity markets had upon the cost of out-of-market time deposits in the fourth quarter of 2007 and in 2008, and the fact that time deposits are slower to reprice than the loan portfolio.

Loan Loss Provisions

For the three and nine months ended September 30, 2008, we made a provision for loan losses of $2.0 million and $11.7 million, respectively, and incurred net charge-offs of $1.7 million and $9.0 million, respectively, of commercial banking loans. For the three and nine months ended September 30, 2007, we made a provision for loan losses of approximately $736,000 and $1.9 million, respectively, and incurred net charge-offs of approximately $129,000 and $538,000, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 1.45% (annualized) for the nine months ended September 30, 2008, 0.11% for the year ended December 31, 2007 and 0.10% (annualized) for the nine months ended September 30, 2007. During the second and third quarters of 2008, the Bank charged-off $6.8 million and $1.7 million, respectively, in loans, which was a significant increase from the second and third quarters of 2007 and the first quarter of 2008. Of the total amount charged-off during the second and third quarters of 2008, $5.8 million and $472,000, respectively, was related to impaired loans that the Bank had not currently taken into foreclosure at the time of charge-off. These charge-offs, for the most part, were accrued and included in our loan loss reserve analysis during the fourth quarter of 2007 and the first quarter of 2008. During the second and third quarters of 2008, the Bank determined that the accrued losses related to these loans were uncollectible. The Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of $5.8 million in charge-offs recognized during the second quarter of 2008, loans related to $2.0 million of these charge-offs were foreclosed upon during the third quarter of 2008. Of the total amount of net charge-offs during the second and third quarters of 2008, $7.0 million was related to our construction and acquisition and development loan portfolio where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral. The Bank’s charge-offs in the first nine months of 2008 consisted of five commercial real estate loan charge-offs of approximately $551,000, twenty-six commercial loan charge-offs of approximately $726,000, eleven residential real estate loan charge-offs of approximately $419,000, forty-six construction and acquisition and development loan charge-offs of $7.0 million and various installment and other consumer loans charge-offs, while the charge-offs in the first nine months of 2007 consisted of two commercial real estate loan charge-offs totaling approximately $403,000, three residential real estate loan charge-offs totaling approximately $346,000, one commercial loan charge-off of approximately $3,000 and various installment and other consumer loan charge-offs.

The provision for loan losses of $2.0 million and $11.7 million for the three and nine months ended September 30, 2008 increased significantly in comparison to the provision for loans losses of $736,000 and $1.9 million for the three and nine months ended September 30, 2007. The increase in the provision for loan losses was due to the continued deterioration in the loan portfolio, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral during the first nine months of 2008. During the first nine months of 2008, the Bank’s criticized loans increased $61.2 million, or 464%, from $13.2 million at December 31, 2007 to $74.4 million at September 30, 2008, non-performing loans increased $13.3 million, or 238%, from $5.6 million at December 31, 2007 to $18.9 million at September 30, 2008 and foreclosed properties increased $16.1 million, or 298%, from $5.4 million at December 31, 2007 to $21.5 million at September 30, 2008. The main sector of the Bank’s loan portfolio that experienced this deterioration was its construction and acquisition and development loans. The Bank’s criticized loans, non-performing loans and foreclosed properties related to its construction and acquisition and development loan portfolio increased $45.1 million, $7.8 million and $16.9 million, respectively, for the nine-month period ended September 30, 2008. Based upon management’s analysis of its individual classified and non-performing loans and our analysis of the remaining loan portfolio including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 1.56%, 1.21% and 1.18% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

Noninterest Income

Our noninterest income related to our commercial banking business was approximately $954,000 and $2.8 million during the three and nine months ended September 30, 2008 compared to approximately $1.1 million and $3.0 million during the three and nine months ended September 30, 2007, a 10% and 6% decrease, respectively. During the three-month period ending September 30, 2008, compared to the same period in 2007, service charge income decreased approximately $58,000 and income from the sale of Small Business Administration (“SBA”) loans decreased approximately $28,000. The decrease in deposit service charges was mainly related to a $63,000 decrease in overdraft charges which is due to the Bank having fewer overdrawn accounts and insufficient fund items because customers are being more diligent with their accounts. The decrease in the gains on sale of SBA loans was mainly due to the Bank selling loans at lower premiums in 2008 than in 2007.

During the nine-month period ending September 30, 2008, compared to the same period in 2007, income from the sale of SBA loans decreased approximately $131,000 and mortgage origination fees decreased approximately $93,000. These decreases were partially offset by a $80,000 increase in income from life insurance policies. The decrease in the gains on sale of SBA loans was due to the Bank selling fewer loans in the first nine months of 2008 than in the first nine months of 2007 and also due to a decline in premiums paid on the sale of SBA loans in 2008. The decrease in mortgage origination fees is due to the Bank closing fewer mortgage loans in the first nine months of 2008 than in the first nine months of 2007. The increase in income from life insurance policies was due to the Bank purchasing $4.9 million in new policies during May 2007.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) was $5.5 million for the three months ended September 30, 2008 compared to $5.6 million for the three months ended September 30, 2007, a decrease of 1%. The decrease in noninterest expense for the three months ended September 30, 2008 compared to the same period in 2007 was mainly attributable to a decrease in foreclosed asset expense of approximately $170,000 and other operating expense of approximately $62,000. These decreases were offset by an increase in legal and professional fees of approximately $106,000 and insurance expense of approximately $66,000. The decrease in foreclosed asset expense during the three months ended September 30, 2008 compared to the same period in 2007 was mainly due to the write-down of $310,000 of several foreclosed properties during the third quarter of 2007, including $250,000 on a residential home and $60,000 of four lots with mobile homes. The Bank also made improvements totaling approximately $177,000 during the third quarter of 2007 on two residential homes that were foreclosed upon by the Bank. The decrease in other operating expense during the three months ended September 30, 2008 compared to the same period in 2007 was mainly due to a decrease in charitable contributions of approximately $81,000 by the Bank. These decreases were offset partially by increases in our legal and professional fee expense and in our insurance expense. The increase in legal and professional fees expense during the three months ended September 30, 2008 compared to the same period in 2007 was mainly attributable to the increased regulatory and disclosure requirements for a public company and to an increase in legal fees related to the collection of loans. The increase in insurance expense over the same period is due to an increase in FDIC assessments. The FDIC changed its method of calculating its assessments, which has led to higher insurance costs for the Bank.

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $16.9 million for the nine months ended September 30, 2008 compared to $16.0 million for the nine months ended September 30, 2007, an increase of 6%. The increase in noninterest expense for the nine-month period ended September 30, 2008 compared to the same period in 2007 was attributable to an increase in foreclosed asset expense of approximately $504,000, an increase in legal and professional expense of approximately $351,000, an increase in insurance expense of approximately $308,000 and an increase in other operating expense of approximately $135,000. These increases were offset by a decrease in salaries and employee benefits of approximately $200,000. The increases in foreclosed asset expense during the nine months ended September 30, 2008 over the same period in 2007 was mainly due to various write-downs on foreclosed properties totaling approximately $829,000 during 2008 compared to only $310,000 during 2007. The write-downs during 2008 mainly consisted of $444,000 on two automobile service centers and $250,000 on a residential home. The Bank has also seen its foreclosed properties increase from $5.1 million at September 30, 2007 to $21.5 million at September 30, 2008, which has directly impacted our foreclosed asset expense. The increase in legal and professional fees expense during the nine months ended September 30, 2008 over the same period in 2007 was mainly attributable to the increased regulatory and disclosure requirements for a public company and to an increase in legal fees related to the collection of loans. The increase in insurance expense during the nine months ended September 30, 2008 compared to the same period in 2007 is due to an increase in FDIC assessments. The FDIC changed its method of calculating its assessments, which has led to higher insurance costs for the Bank. The increase in other operating expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was mainly due to the payment of a termination fee in the first quarter of 2008 of approximately $110,000 related to a change in our ATM processor. The decrease in salaries and other payroll expenses for the nine months ended September 30, 2008 compared to the same period in 2007 is due to the Bank making no bonus accruals in 2008 while it had $1.2 million in bonus accruals in the first nine months of 2007. This reduction is due to projections of the financial performance of the Company for 2008. This decrease was offset by two increases related to salaries and employee benefits. One factor is an increase in salaries, including payroll taxes, of approximately $516,000 for the nine months ended September 30, 2008 compared to the same period in 2007. These increases are due to the addition of several new employees during the third and fourth quarters of 2007, and due to regular annual raises. Another factor is an increase in the expense related to the supplemental retirement plan of approximately $405,000 for the nine months ended September 30, 2008 compared to the same period in 2007. This increase was due to both the Company making an adjustment of approximately $350,000 during 2007, which reduced expense related to changes in the projections of the former plan, and due to restating the supplemental retirement plan in the third quarter of 2007, which increased the monthly accruals after the restatement of the plan.

Pre-tax Net Income (Loss)

For the three and nine months ended September 30, 2008, our commercial banking pre-tax loss was approximately $(2.1) million and $(12.0) million, respectively, compared to pre-tax income of approximately $2.6 million and $7.2 million for the three and nine months ending September 30, 2007. Pre-tax income (loss) for the three months ended September 30, 2008 decreased approximately $4.7 million, or 182%, compared to the three months ended September 30, 2007. Pre-tax income (loss) for the nine months ended September 30, 2008 decreased approximately $19.2 million, or 266%, compared to the nine months ended September 30, 2007. The decrease in pre-tax income (loss) for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was due to an increase in the provision for loan losses of approximately $1.2 million and $9.8 million, respectively, a decrease in net interest income of approximately $3.4 million and $8.4 million, respectively, and an increase in noninterest expense of $946,000 for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in the provision for loan losses was due to the deterioration in the loan portfolio with the increase in criticized loans, nonaccrual loans and charge-offs during 2008. The decrease in the net interest income was due to both the Federal Reserve decreasing interest rates 325 basis points from September 2007 through the first nine months of 2008, and due to non-performing loans increasing from $5.6 million at December 31, 2007 to $18.9 million at September 30, 2008 and the subsequent write-off of accrued interest on loans that were placed on non-accrual during the first nine months of 2008. The increase in noninterest expense during the first nine months of 2008 compared to the same period in 2007 was mainly due to an increase in insurance expense, legal and professional expenses, foreclosed asset expense, net and other operating expenses in 2008 compared to 2007. See further discussion above under “—Provision for Loan Losses,” “—Net Interest Income,” and “—Noninterest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three and nine months ended September 30, 2008 was 35.13% and 38.63%, respectively, compared to 35.59% and 36.50%, respectively, for the same periods in 2007. The commercial banking business had permanent income tax differences in 2008 and 2007 related to state income tax credits paid and bank-owned life insurance income. Based upon our analysis of these permanent differences for 2008, the effective tax rate in 2008 increased in comparison to the same period in 2007.

Results of Discontinued Operations from Our Mortgage Banking Business

During the three and nine months ended September 30, 2008, our discontinued mortgage banking operations had no revenues or expenses. During the three and nine months ended September 30, 2007, the results from our mortgage banking operations consisted of an adjustment to our allowance for recourse liability. During the second quarter of 2007, we evaluated our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. This evaluation showed an overaccrual in the allowance for recourse liability. This overaccrual was due to the fact that we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses during 2007. Therefore, based upon this analysis, we reduced the allowance for recourse liability by $118,394 during the second quarter of 2007. We evaluated the allowance for recourse liability during the first nine months of 2008 and determined that no further adjustments are needed at this time.

Financial Condition

General Discussion

Total Assets

Our total assets increased $122.5 million, or 13%, from $920.3 million as of December 31, 2007 to $1.0 billion as of September 30, 2008. The increase in total assets was mainly comprised of a $107.8 million, or 507%, increase in federal funds sold and interest-bearing deposits in banks, a $16.1 million, or 298%, increase in the Bank’s other real estate owned and a $3.6 million, or 14%, increase in investment securities. The growth in federal funds sold and interest-bearing deposits in banks was due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The growth in other real estate owned was due to the Bank having to foreclose on several large construction and acquisition and development projects with the continued deterioration in the real estate market causing declines in the value and marketability of underlying collateral during the first nine months of 2008. The growth in investment securities is due to the Bank purchasing a local municipal bond for $4.0 million during the first quarter of 2008. Our increase in total assets corresponded with a $132.1 million, or 17%, increase in deposits. At September 30, 2007, we had total assets of $899.6 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At September 30, 2008, interest-earning assets totaled $963.9 million and represented 92% of total assets. This represents a $101.5 million, or 12%, increase from December 31, 2007, when interest-earning assets totaled $862.4 million and represented 94% of total assets. This increase was mainly related to a $107.8 million increase in federal funds sold and interest-bearing deposits in banks and a $3.6 million increase in investment securities. The growth in federal funds sold and interest-bearing deposits in banks was due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The growth in investment securities is due to the Bank purchasing a local municipal bond for $4.0 million during the first quarter of 2008. These increases in interest-earning assets were offset by a decrease in our commercial banking loans of approximately $10.0 million from December 31, 2007 to September 30, 2008. The decrease in total commercial banking loans from December 31, 2007 is mainly the result of foreclosing upon $19.8 million in commercial banking loans during the first nine months of 2008. See “—Commercial Banking Business” below.

Allowance for Loan Losses

Our assessment of the risks associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $22.6 million at September 30, 2008, compared to $21.0 million at December 31, 2007 and $21.3 million at September 30, 2007. The increase in premises and equipment from September 30, 2007 was mainly due to the Bank purchasing a parcel of land for future branch development for $1.4 million in the third quarter of 2008. The Bank has also incurred costs of approximately $802,000 in 2008 related to expanding its current Cartersville branch located in Bartow County, Georgia. The remaining increase in premises and equipment was related to the normal purchasing and replacement of technology and equipment throughout the period. These increases were offset by depreciation expense from the premises and equipment of approximately $1.6 million.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At September 30, 2008, the total cash value of the life insurance was $14.0 million. At December 31, 2007 and September 30, 2007, the total cash value of the life insurance was $13.6 million and $13.5 million, respectively. The increase of approximately $0.5 million from September 30, 2007 to September 30, 2008 was due to policy earnings.

Commercial Banking Business

Total Commercial Banking Loans

During the first nine months of 2008, our average commercial banking loans were $822.2 million. These loans constituted 90% of our average consolidated earning assets and 84% of our average consolidated total assets. For the first nine months of 2007, we had average commercial banking loans of $741.3 million, or 95% of our average consolidated earning assets and 88% of our average consolidated total assets. For the year ended December 31, 2007, we had average commercial banking loans of $760.0 million, or 95% of our average consolidated earning assets and 88% of our average consolidated total assets. Commercial banking loans at September 30, 2008, December 31, 2007 and September 30, 2007 were $805.2 million, $815.2 million and $802.2 million, respectively. The decrease in total commercial banking loans from December 31, 2007 is the result of foreclosing upon $19.8 million in commercial banking loans during the first nine months of 2008 and of our strategic decision to slow loan growth in 2008 and focus on asset quality and core deposit growth. The 11% increase in average commercial banking loans from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008 was the result of higher loan demand in our service area during the last two quarters of 2007.

Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the commercial loan portfolio. We maintain our allowance for loan losses at a level that we believe is adequate to absorb the risk of loan losses in the loan portfolio. In determining the appropriate level of the allowance for loan losses, we apply a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is:

(1)	graded at the time of the loan’s origination; and

(2)	reviewed, and, if necessary, regraded, at any point in time when payments due under the loan are delinquent or events occur that may affect the customer’s ability to repay loans.

The Bank’s grading system is similar to the grading systems used by bank regulators in analyzing loans. To grade a loan the Bank considers:

(1)	the value of underlying collateral;

(2)	the relative risk of the loan, based upon the financial strength and creditworthiness of the borrower;

(3)	prevailing and forecasted economic conditions; and

(4)	the Bank’s historical experience with similar loans.

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

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Georgia Department of Banking and Finance (the “Georgia Department”) may require the Bank to make additional provisions to its allowance for loan losses when, in their opinion, their credit evaluations and allowance for loan loss methodology differ materially from ours.

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

The allowance for loan losses totaled $12.6 million, or 1.56% of total commercial banking loans, at September 30, 2008, $9.4 million, or 1.18% of total commercial banking loans at September 30, 2007, and $9.8 million, or 1.21% of total loans at December 31, 2007. During the first nine months of 2008, we made a provision for loan losses of approximately $11.7 million. The increase in the ratio of the allowance for loan losses to total commercial banking loans and this significant provision for loan losses was due to the continued deterioration in our loan portfolio during the first nine months of 2008 and management’s assumptions about general economic conditions. During the first nine months of 2008, the Bank’s criticized loans increased $61.2 million, or 464%, from $13.2 million at December 31, 2007 to $74.4 million at September 30, 2008, non-performing loans increased $13.3 million, or 238%, from $5.6 million at December 31, 2007 to $18.9 million at September 30, 2008 and foreclosed properties increased $16.1 million, or 298%, from $5.4 million at December 31, 2007 to $21.5 million at September 30, 2008. The main sector of the Bank’s loan portfolio that experienced this deterioration was its construction and acquisition and development loans. The Bank’s criticized loans, non-performing loans and foreclosed properties related to its construction and acquisition and development loan portfolio increased $45.1 million, $7.8 million and $16.9 million, respectively, for the nine-month period ended September 30, 2008. The deterioration in our construction and acquisition and development loan portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during the last quarter of 2007 and the first nine months of 2008. Based upon management’s analysis of its individual classified and non-performing loans and our analysis of the remaining loan portfolio, including historical charge-offs and the composition of our loan portfolio, we increased our allowance for loan losses accordingly.

The Bank incurred net charge-offs of approximately $1.7 million and $9.0 million, respectively, of commercial banking loans for the three and nine months ended September 30, 2008, compared to net charge-offs of approximately $129,000 and $538,000, respectively, for the three and nine months ended September 30, 2007. The ratios of net charge-offs to average commercial banking loans outstanding were 1.45% (annualized) for the nine months ended September 30, 2008, 0.11% for the year ended December 31, 2007 and 0.10% (annualized) for the nine months ended September 30, 2007. During the second and third quarters of 2008, the Bank charged-off $6.8 million and $1.7 million, respectively, in loans, which was a significant increase from the second and third quarters of 2007 and the first quarter of 2008. Of the total amount charged-off during the second and third quarters of 2008, $5.8 million and approximately $472,000, respectively, was related to impaired loans that the Bank had not taken into foreclosure at the time of charge-off. These charge-offs, for the most part, were accrued and included in our loan loss reserve analysis during the fourth quarter of 2007 and the first quarter of 2008. During the second and third quarters of 2008, the Bank determined that the losses related to these loans were uncollectible. The Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of $5.8 million in charge-offs recognized during the second quarter of 2008, loans related to $2.0 million of these charge-offs were foreclosed upon during the third quarter of 2008. Of the total amount of net charge-offs during the second and third quarters of 2008, $7.0 million was related to our construction and acquisition and development loan portfolio where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral. The Bank’s charge-offs in the first nine months of 2008 consisted of five commercial real estate loan charge-offs of approximately $551,000, twenty-six commercial loan charge-offs of approximately $726,000, 11 residential real estate loan charge-offs of approximately $419,000, forty-six construction and acquisition and development loan charge-offs of $7.0 million and various installment and other consumer loans charge-offs, while the charge-offs in the first nine months of 2007 consisted of two commercial real estate loan charge-offs totaling approximately $403,000, three residential real estate loan charge-offs totaling approximately $346,000, one commercial loan charge-off of approximately $3,000 and various installment and other consumer loan charge-offs.

In order to address the weakening of the real estate market, in particular real estate related to construction and acquisition and development, the Bank increased its monitoring of its loan portfolio in 2007 and the first nine months of 2008 in an effort to identify and attempt to resolve potential loan problems more quickly. The Bank added one full time employee in 2007 and another full time employee in 2008 to aid in this increased monitoring of asset quality and the management of problem loans. In addition to the normal quarterly monitoring and reporting of our construction and acquisition and development loan portfolio, including any industry, borrower and geographic concentrations, the Bank initiated quarterly problem loan meetings in 2007 and during the third quarter of 2008 increased these problem loan meetings to twice a quarter. During these meetings, senior management and collections personnel discuss the other real estate owned and each classified and past due credit over $50,000 with our county presidents and loan officers. During these meetings we discuss and document the current status of the credit, the potential problems with the credit, our action plans for the credit and our estimated loss in the credit. Also, during the third quarter of 2008, executive management began meeting weekly with collection personnel to discuss the status of all foreclosed properties and any new developments with our non-accrual and classified credits. During the last quarter of 2007 and the first nine months of 2008, our asset quality department also began conducting site visits to the properties securing our criticized construction and acquisition and development loans in excess of $50,000 to allow us to better assess the most recent developments and trends with these projects. During 2007, our asset quality personnel also began conducting quarterly site visits with respect to all construction projects that are over 12 months old. These visits allow us to assess the percent completion of the project and the marketability of the project. These visits are documented by photographs and written reports and are reviewed by senior management. In order to assess our construction and acquisition and development loan portfolio and determine whether those loans are appropriately graded, we also initiated an internal review in the fourth quarter of 2007 of all the Bank’s acquisition and development projects, which was completed during the second quarter of 2008. The Bank has also increased the penetration level of its third party loan reviewer from 60% of the Bank’s loan portfolio in 2007 to 75% in 2008. The Bank believes all of these measures will help to identify and favorably resolve any potential problem credits more quickly, which should help to limit our losses in the loan portfolio. Given the current condition of the credit, liquidity and real estate markets, we expect our asset quality to continue to come under pressure.

The increase in the provision for loan losses and the determination of the allowance for loan losses as a percentage of commercial banking loans was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level is based upon our judgment regarding factors affecting loan quality, assumptions about the economy and historical experience. Our judgment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular focus on loans that are past due and other loans that we believe require attention. We believe that the allowance at September 30, 2008 is adequate to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions, which we believed at that time to be reasonable, that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of a general slowdown and uncertainties in the economy, including those related to the slowdown in the real estate market, additions to the allowance and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time.

Total Non-Performing Commercial Banking Assets

Total non-performing commercial assets totaled $40.4 million at September 30, 2008. This compares to total non-performing commercial assets of approximately $11.0 million at December 31, 2007 and $8.5 million at September 30, 2007. The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	September 30, 2008	December 31, 2007	September 30, 2007
Non-performing loans (1)	$18,922,544	$5,613,772	$3,405,869
Foreclosed properties	21,521,008	5,410,905	5,133,759

Total non-performing assets	$40,443,552	11,024,677	$8,539,628

Loans 90 days or more past due on accrual status	$4,554	$306,747	$133,703
Renegotiated loans	$3,029,862	$—	$—
Potential problem loans (2)	$58,529,227	$7,570,577	$5,298,142
Potential problem loans/total loans	7.27%	0.93%	0.66%
Non-performing assets/total loans and foreclosed properties	4.89%	1.34%	1.06%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	4.89%	1.38%	1.07%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. Total non-performing commercial banking loans increased $13.3 million from $5.6 million at December 31, 2007 to $18.9 million at September 30, 2008. The increase in non-performing commercial banking loans from December 31, 2007 to September 30, 2008 was mainly related to seven loan relationships, totaling approximately $9.8 million, that are non-accrual loans and one loan relationship, totaling approximately $2.7 million, that is considered a renegotiated loan relationship. The seven loan relationships, totaling approximately $9.8 million, are related strictly to residential construction and acquisition and development loans. The first of these seven loan relationships, totaling approximately $3.4 million, is secured by 80 residential home lots in a three-phase residential development located in Forsyth County, Georgia. Some of these lots are developed, some are partially developed and some are unimproved land. The Bank charged-off the specific reserve on this loan relationship of $1.6 million during the second quarter of 2008. The second of these seven loan relationships, totaling approximately $2.1 million, is secured by 38 improved residential home lots and four partially completed residential homes located in Forsyth County, Georgia. The Bank charged-off the specific reserve on this loan relationship of $862,000 during the second and third quarters of 2008. The Bank subsequently foreclosed on this loan relationship in the fourth quarter of 2008. The third of these seven loan relationships, totaling approximately $1.3 million, is secured by 74 acres of undeveloped land being held for residential development located in Cherokee County, Georgia. The Bank charged-off the specific reserve on this loan relationship of $309,000 during the second quarter of 2008. The fourth of these loan relationships, totaling approximately $1.2 million, is secured by two developed residential home lots located in Cherokee County, Georgia and four residential homes under construction that are approximately 90% complete. The Bank charged-off the specific reserve on the two residential home lots of $30,000 during the third quarter of 2008 and these two lots were subsequently foreclosed upon in the fourth quarter of 2008. The fifth of these loan relationships, totaling approximately $682,000, is secured by one residential home that is approximately 90% complete located in Forsyth County, Georgia. The sixth of these loan relationships, totaling approximately $571,000, is secured by 14 developed residential home lots and two residential homes under construction that are approximately 90% complete located in Polk County, Georgia. The last of these loan relationships, totaling approximately $517,000, is secured by two residential homes under construction that are approximately 90% complete located in Cherokee County, Georgia. The Bank charged-off the specific reserves on this loan relationship of $150,000 during the third quarter of 2008. The one loan relationship, totaling approximately $2.7 million, that is considered a renegotiated loan is related to several residential properties and some commercial raw land in Panama City, Florida. The borrower is currently paying one half of his interest monthly and is scheduled to pay the other half at maturity. This loan relationship is currently performing as renegotiated. The Bank saw a decrease of approximately $9.7 million in nonperforming commercial banking loans from June 30, 2008 to September 30, 2008. This decrease was mainly due the Bank foreclosing on three loan relationships, totaling approximately $14.0 million, during the third quarter of 2008. At September 30, 2008, the properties related to these three loan relationships are being held in foreclosed property. The Bank saw a significant deterioration in its construction and acquisition and development loan portfolio during the first nine months of 2008. The deterioration in our construction and acquisition and development loan portfolio was mainly due to a decline in sales activity and property values in the real estate market in our market area during the last quarter of 2007 and the first nine months of 2008. We have evaluated these loan relationships and, based on available information, we presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

Foreclosed properties totaled approximately $21.5 million at September 30, 2008, as compared to approximately $5.4 million at December 31, 2007 and approximately $5.1 million at September 30, 2007. The Bank foreclosed on 36 properties, totaling approximately $19.8 million, in the first nine months of 2008. This amount mainly consists of five loan relationships, totaling approximately $16.7 million. The first of these loan relationships consists of two properties, totaling approximately $11.0 million, of which one is a retail shopping center and the other is three office buildings with six commercial lots both located in Gwinnett County, Georgia. The retail shopping center has been completed and is approximately 50% leased and the three office buildings are approximately 90% complete. The second of these loan relationships, totaling approximately $2.3 million, is secured by 283 acres of undeveloped land being held for residential development located in Hall County, Georgia. The third of these loan relationships consists of two properties, totaling approximately $1.7 million, of which one is 41 developed residential home lots and the other is two developed commercial lots located in Bartow County, Georgia. The fourth of these loan relationships, totaling approximately $815,000, is secured by 19 improved residential home lots located in Cobb County, Georgia. The Bank sold four of the lots to a builder in the fourth quarter of 2008 and has a contract for the builder to purchase the remaining 15 lots over the next 12 months. The last of the five loan relationships, totaling approximately $795,000, are two residential homes located in Pickens County, Georgia. One of these homes, totaling approximately $374,000, was sold in the third quarter of 2008 at a loss of approximately $3,000. Of the remaining properties that were foreclosed upon in 2008, 12 of the properties, totaling $908,000, were related to residential home lots, six of the properties, totaling $669,000, were related to residential home construction, six of the properties, totaling $658,000, were related to residential homes and four of the properties, totaling $871,000, were related to commercial real estate. During the first nine months of 2008, the Bank sold two properties, totaling approximately $78,000, for a total gain of approximately $4,000 that were foreclosed upon in 2006, six properties, totaling approximately $1.2 million, for a total gain of approximately $72,000 that were foreclosed upon in 2007 and eight properties, totaling approximately $1.7 million, for a total gain of approximately $31,000 that were foreclosed upon in 2008. Additionally, the Bank sold seven properties in October 2008 that were foreclosed upon during 2008, totaling approximately $458,000. at a total loss of $19,000. At September 30, 2008, the Bank held 31 foreclosed properties, totaling approximately $21.5 million, that have not been sold, of which three properties, totaling approximately $3.5 million, were foreclosed upon before 2008. Of the properties foreclosed upon before 2008, one of the properties, totaling approximately $2.75 million, is a residential home on Lake Lanier in Hall County, Georgia. The Bank wrote-off an additional $250,000 on this property during the second quarter of 2008 based upon the slowdown in the residential home market and the drought conditions at Lake Lanier. Another of the properties, totaling approximately $700,000, is an automobile service center located in Cherokee County, Georgia. The Bank reduced the sales price and wrote-off approximately $225,000 on this property during the first half of 2008 based upon our quarterly internal evaluation of the property. The last property, totaling approximately $20,000, is a residential home lot located in Forsyth County, Georgia. The Bank wrote-down the residential home lot $30,000 from $50,000 during the second quarter of 2008 based upon our quarterly internal evaluation of the properties. Additionally, during the third quarter of 2008, the Bank wrote down approximately $85,000 on six properties that were foreclosed in 2008. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties.

Potential problem loans represent commercial banking loans that are presently performing, but where management has doubts concerning the ability of the borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $50.9 million, or 673%, from $7.6 million at December 31, 2007 to $58.5 million at September 30, 2008. The increase in potential problem commercial loans from December 31, 2007 to September 30, 2008 was mainly related to the deterioration of our construction and acquisition and development loan portfolio. At September 30, 2008, $42.2 million of the Bank’s commercial potential problem loans are related to the construction and acquisition and development loan portfolio, $36.0 million of which is related to residential real estate projects and $6.2 million of which is related to commercial real estate projects. Of the $50.9 million increase in potential problem loans from December 31, 2007 to September 30, 2008, $40.9 million is related to five loan relationships, of which $31.3 million is related to construction and acquisition and development loans located in our market area. All of these loans are currently performing; however, because of the current deterioration in the real estate market and the economy, management has concerns about the ability of the borrowers to meet their contractual repayment terms if the s conditions continue for a prolonged period. These loans could be reclassified as non-performing assets in the future. Management believes that the loans categorized as potential problem loans at September 30, 2008 are adequately collateralized and that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

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

Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $158.3 million at September 30, 2008, compared to $46.8 million at December 31, 2007 and $40.7 million at September 30, 2007. At September 30, 2008, the Bank had federal funds sold and interest-bearing deposits with other banks of $129.1 million, compared to $21.3 million at December 31, 2007 and $15.7 million at September 30, 2007. The increase in federal funds sold and interest-bearing deposits with other banks from December 31, 2007 is due to the Company’s strategic decision to increase short-term liquidity by purchasing investment securities instead of making loans because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. Investment securities and restricted equity securities totaled $29.1 million at September 30, 2008, compared to $25.6 million at December 31, 2007 and $25.1 million at September 30, 2007. The increase in investment securities and restricted equity securities from December 31, 2007 was due to the Bank purchasing a $4.0 million Pickens County School Bond in the first quarter of 2008. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.0 million and shares held in The Silverton Bank in the amount of $165,975 at September 30, 2008.

Unrealized losses on securities amounted to $46,044, $232,094 and $111,688 at September 30, 2008, September 30, 2007 and December 31, 2007, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes that the unrealized losses on particular securities have resulted from temporary changes in the interest rate market and not as a result of credit deterioration and that therefore all unrealized losses represent, and in the future will represent, temporary impairment. In addition, total impairment represents less than 1% of amortized cost. All bonds held at September 30, 2008 that have unrealized losses are backed by the U.S. Government or one of its agencies or quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $916.3 million, $784.3 million and $765.1 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively, representing increases of 17% and 20%, respectively, over December 31, 2007 and September 30, 2007. Commercial deposits averaged $843.6 million during the nine-month period ended September 30, 2008, $715.4 million during the nine-month period ended September 30, 2007 and $732.7 million during the 12-month period ended December 31, 2007. The Bank made the strategic decision to increase short-term liquidity in 2008 through growth in deposits because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The increase in deposits from December 31, 2007 to September 30, 2008 is due to both an increase in out-of-market and brokered deposits and an increase in-market certificates of deposit. During the first nine months of 2008, the Bank’s out-of-market and brokered deposits increased $64.1 million, or 36%, to $241.6 million. The Bank’s out-of-market and brokered deposits at December 31, 2007 and September 30, 2007 were $177.5 million and $141.3 million, respectively. During the second and third quarters of 2008, the cost of out-of-market and brokered deposits increased to levels equal to or exceeding the costs in our local market, and in response, we conducted several certificate of deposit promotions in our local markets to raise deposits, which increased our in-market certificates of deposit by approximately $91.6 million. For a more detailed analysis of the increase in the cost of out-of-market and brokered deposits, see “Results of Operations—Commercial Banking Business—Interest Expense” above. We attempt to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The costs of out-of-market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity and ability to support commercial loan demand could be adversely affected. Interest-bearing deposits represented 95% of total deposits at September 30, 2008, compared to 95% at December 31, 2007 and 94% at September 30, 2007. Certificates of deposit comprised 84% of total interest-bearing deposits for September 30, 2008, compared to 76% at December 31, 2007 and 80% at September 30, 2007. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At September 30, 2008, the Bank had outstanding $31.0 million of Federal Home Loan Bank (“FHLB”) advances with maturity terms ranging from six months to ten years and with an average interest rate of 3.98%. These advances were borrowed for use in our commercial banking business and are secured by a blanket lien on the Bank’s 1–4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by a blanket lien on the Bank’s multi-family mortgage loans, by investment securities and by FHLB stock. As of September 30, 2008 the Bank has an additional $13.1 million, or up to approximately $44.1 million, available on its FHLB line of credit. In addition, the Bank could pledge an additional $3.5 million in securities to the FHLB, which would increase its borrowing capacity with the FHLB by $3.5 million, for a total of $47.6 million. There were $36.0 million in Federal Home Loan Bank advances outstanding at September 30, 2007 and December 31, 2007.

At September 30, 2008, the Bank had approximately $39.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit at September 30, 2008.

Discontinued Operations

Prior to the sale of our wholesale residential mortgage business on December 31, 2003, the Company sold mortgage loans that it originated. The Company’s consolidated balance sheets at September 30, 2008 and December 31, 2007 include no assets and include liabilities of $1.7 million and $2.0 million, respectively, related to discontinued operations. The Company typically made representations and warranties to the purchasers and insurers that the Company properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. At September 30, 2008 and December 31, 2007, the Company had approximately $2.1 million and $1.7 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability for future losses at September 30, 2008 and December 31, 2007 was approximately $1.7 million and $2.0 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. During 2005, 2006 and 2007, our losses related to indemnified loans gradually decreased. During the second quarter of 2007, we evaluated our allowance for the recourse obligation reserve. Based on this evaluation, we determined that we had made an overaccrual in the recourse obligation reserve because we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses. Therefore, based upon this analysis, we reduced the recourse obligation reserve by $118,394 during the second quarter of 2007. We evaluated the allowance for recourse liability during the first nine months of 2008 and determined that no further adjustments are needed at this time.

Capital and Liquidity

Our capital adequacy is measured by risk-based and leverage capital guidelines. Developed by regulatory authorities to establish capital requirements, the risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of tier 1 capital, which includes common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, less goodwill and intangibles. The remainder may consist of tier 2 capital, which includes non-qualifying preferred stock, qualifying subordinated, perpetual or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pre-tax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance. Tier 1 and tier 2 capital are together referred to as “total capital.”

The leverage guidelines provide for a minimum ratio of tier 1 capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and require us to cushion the ratio by an additional 1.0% to 2.0% if we do not meet those requirements. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital ratios also may be required depending upon the organization’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activity. The Federal Reserve has not advised us, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or tangible tier 1 leverage ratio that we are required to meet.

Crescent and the Bank’s actual capital amounts and ratios for September 30, 2008 and December 31, 2007 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2008:

Total Capital to Risk
Weighted Assets:
Company	$89,608	9.98%	$71,864	8%	$	N/A	N/A
Bank	$90,591	10.13%	$71,509	8%		$89,386	10%

Tier I Capital to Risk
Weighted Assets:
Company	$71,918	8.01%	$35,932	4%	$	N/A	N/A
Bank	$79,401	8.88%	$35,755	4%		$53,632	6%

Tier I Capital to Average
Assets:
Company	$71,918	7.06%	$40,772	4%	$	N/A	N/A
Bank	$79,401	7.93%	$40,055	4%		$50,068	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007:

Total Capital to Risk
Weighted Assets:
Company	$94,989	10.92%	$69,590	8%	$	N/A	N/A
Bank	$90,114	10.41%	$69,284	8%		$86,605	10%

Tier I Capital to Risk-
Weighted Assets:
Company	$80,163	9.22%	$34,795	4%	$	N/A	N/A
Bank	$80,288	9.27%	$34,642	4%		$51,963	6%

Tier I Capital to Average
Assets:
Company	$80,163	8.69%	$36,900	4%	$	N/A	N/A
Bank	$80,288	8.83%	$36,387	4%		$45,483	5%

At September 30, 2008, Crescent’s and the Bank’s leverage ratio was 7.06% and 7.93%, respectively, compared to 8.69% and 8.83%, respectively, at December 31, 2007 and 8.86% and 9.03%, respectively, at September 30, 2007. On June 27, 2008, the Company entered into an agreement with another financial institution for a $6.0 million line of credit. This line of credit matures in 12 months and pays interest quarterly at prime rate, as reported in The Wall Street Journal, floating with a 6.00% floor. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In event of an uncured default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive Crescent of its principal source of income. We are currently in compliance with all covenants of this line of credit. On the same day that the Company entered into the line of credit, it drew $2.5 million on the line of credit and contributed that $2.5 million to the Bank. On September 30, 2008, the Company drew an additional $2.5 million on the line of credit and contributed that amount to the Bank. Also, in June 2008, CMS distributed $1.3 million in available capital to the Company and the Company subsequently contributed the $1.3 million to the Bank. The Company contributed this $6.3 million in capital to the Bank in an effort to keep the Bank well-capitalized in light of the Bank’s net loss for the first nine months of 2008 and deterioration in its asset quality during 2008.

At September 30, 2008, our total consolidated shareholders’ equity was $60.7 million, or 5.82% of total consolidated assets, compared to $65.9 million, or 7.32% of total consolidated assets, at September 30, 2007, and $67.4 million, or 7.33% of total consolidated assets, at December 31, 2007. The decrease in the ratio of consolidated shareholders’ equity to total consolidated assets in the first nine months of 2008 was due to the Company’s consolidated net loss of approximately $7.4 million in the first nine months of 2008 and due to the growth of total consolidated assets of approximately $122.5 million, or 13%, in the first nine months of 2008.

At September 30, 2008, the Company’s ratio of total consolidated capital to risk-adjusted assets was 9.98%, 8.01% of which consisted of tier 1 capital, and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 10.13%, 8.88% of which consisted of tier 1 capital. A quarterly dividend of $0.04 per share was declared in July 2008, and was paid on September 5, 2008. A quarterly dividend of $0.02 per share was declared in October 2008 and is payable on December 8, 2008.

As of September 30, 2007, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.83%, 9.16% of which consisted of tier 1 capital, and, as of December 31, 2007, total consolidated capital to risk-adjusted assets was 10.92%, 9.22% of which consisted of tier 1 capital. As of September 30, 2007, the Bank’s ratio of total capital to risk-adjusted assets was 10.34%, 9.24% of which consisted of tier 1 capital, and, as of December 31, 2007, total capital to risk-adjusted assets was 10.41%, 9.27% of which consisted of tier 1 capital.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and investment securities held for sale. Our average liquid assets totaled $92.9 million, $46.3 million and $47.3 million, respectively, during the nine-month period ended September 30, 2008, the nine-month period ended September 30, 2007, and the 12-month period ended December 31, 2007, representing 11%, 6% and 6% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $45.6 million, or 96%, from the year ended December 31, 2007 to the nine months ended September 30, 2008 and average liquid assets as a percentage of average deposits and borrowings increased approximately 5% from the year ended December 31, 2007 to the nine months ended September 30, 2008. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings increased due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. Average commercial banking loans were 94%, 99% and 99% of average commercial bank deposits and borrowings during the nine-month period ended September 30, 2008, the nine-month period ended September 30, 2007, and the 12-month period ended December 31, 2007, respectively. Average interest-earning assets were 104%, 104% and 104% of average commercial banking deposits and borrowings during the nine-month period ended September 30, 2008, the nine-month period ended September 30, 2007, and the 12-month period ended December 31, 2007, respectively. The ratio of average commercial banking loans to average commercial banking deposits and borrowings decreased during the first nine months of 2008 compared to the year ended December 31, 2007. The decrease in this percentage is mainly due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Bank grew deposits approximately $132.1 million in the first nine months of 2008 while commercial banking loans decreased by $10.0 million. The Company’s decision to increase short-term liquidity and the growth of deposits resulted in the Bank holding, on average, approximately $44.2 million more in federal funds sold and interest-bearing deposits during the first nine months of 2008 in comparison with the year ended December 31, 2007.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintains federal funds lines of credit with correspondent institutions, totaling $39.5 million, and maintains a line of credit up to approximately $44.1 million at the FHLB. At September 30, 2008 we had $31.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. In addition to the $13.1 million available on the current line of credit, the Bank could pledge an additional $3.5 million in securities to the FHLB, which would increase its borrowing capacity with the FHLB to a total of $47.6 million. For the nine months ended September 30, 2008, the average balance in FHLB advances was approximately $34.7 million and the average balance in federal funds purchased was approximately $155,000. All of the $31.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans, commercial real estate loans and multi-family mortgage loans, by investment securities and by FHLB Stock. We believe that the Bank’s liquidity is under pressure due to the tightening in the liquidity and credit markets and the competitive pricing for deposits in the Bank’s market area, and that the Bank could experience increased liquidity pressure if these economic conditions continue or worsen. We saw the cost of out-of-market and brokered deposits increase to levels equal to or exceeding the costs in our local market during 2006, and therefore, out-of-market and brokered deposits were rarely used as a funding source. Since the fourth quarter of 2006, the cost of out-of-market and brokered deposits decreased to approximately 15 to 30 basis points below the cost of deposits of similar maturity in our local market, and the Bank began to use out-of-market and brokered deposits in order to fund its loan growth. During 2007 and the first quarter of 2008, the Bank mainly used out-of-market and brokered deposits to fund its loan growth, and the Bank’s out-of-market and brokered deposits increased $122.6 million, or 156%, from $78.5 million at December 31, 2006 to $201.1 million at March 31, 2008. During the second and third quarters of 2008, the cost of out-of-market and brokered deposits increased to levels equal to or exceeding the costs in our local market. In response, we conducted a certificate of deposit promotion in our local markets to raise deposits, which increased our in-market certificates of deposit by approximately $91.6 million, while out-of-market and brokered deposits grew only $40.5 million, or 20%, during the second and third quarters of 2008 to $241.6 million. The costs of out-of-market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity could be affected adversely. The Bank may have to increase its deposit rates in the future in its local markets, as it did during 2006 and 2008, if the Bank’s liquidity position remains under pressure. The cost of funds of interest-bearing deposits has decreased from 4.33% in the second quarter of 2008 to 4.09% in the third quarter of 2008 due to the 325 basis point decrease in the federal funds rate from September 2007 through the first nine months of 2008. Given our recent reliance on out-of-market and brokered deposits, our net interest margin, and in turn our net interest income, could be adversely affected if our access to these markets is limited in any way.

Commercial Commitments

The following table presents our other commercial commitments at September 30, 2008. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$78,550	$55,898	$19,786	$2,069	$797
Letters of Credit (2)	2,802	2,688	114	—	—

Total commercial commitments	$81,352	$58,586	$19,900	$2,069	$797

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2008 and December 31, 2007, the Company was a party to interest rate swap contracts (back-end derivative) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8.9 million with a fair value of approximately $(688,000) at September 30, 2008 and approximately $9.3 million with a fair value of approximately $(692,000) at December 31, 2007. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the nine months ended September 30, 2008. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

The Company’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. The Company is subject to the risk that a counterparty, in particular our borrower, will fail to perform; however, management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations.

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

We manage interest rate risk by maintaining what we believe to be the proper balance of rate sensitive assets and rate sensitive liabilities. The relationship between rate sensitive assets and rate sensitive liabilities is a key factor in projecting the effect of interest rate changes on net interest income. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. We monitor the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but place particular emphasis on the 12-month interval.

The following table shows our rate sensitive position at September 30, 2008. Approximately 76% of earning assets and 75% of funding for these earning assets is scheduled to reprice at least once during the next 12 months. The total excess of interest-bearing assets over interest-bearing liabilities, based on a one-year cumulative time period, was $35.2 million, or 3.4% of total assets. At June 30, 2008, for the one-year cumulative period, the Bank had excess interest-bearing liabilities over interest-bearing assets of approximately $35.4 million, or 3.6% of total assets. During the third quarter of 2008, the Company made the strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Company mainly grew this liquidity with certificates of deposit. With limited loan growth, our federal funds sold and interest-bearing deposits increased by $59.2 million from June 30, 2008, and these assets all reprice within one year. This changed our rate sensitivity position in the one-year cumulative period from a liability-sensitive position at June 30, 2008 to an asset-sensitive position at September 30, 2008.

Interest Rate Sensitivity Gaps

As of September 30, 2008

	Amounts Repricing In
	0-90 Days	91-365 Days	1-5 Years	Over 5 Years	Total
	(thousands of dollars)
Interest-earning assets
Commercial banking loans	$433,683	$164,695	$189,470	$17,380	$805,228
Investment securities	624	4,372	11,537	9,404	25,937
Mortgage loans held for sale	427	—	—	—	427
Federal funds sold	102,477	—	—	—	102,477
Interest-bearing deposits in other banks	26,579	51	—	—	26,630

Total interest-earning assets	$563,790	$169,118	$201,007	$26,784	$960,699

Interest-bearing liabilities
Interest-bearing demand deposits	$138,899	$—	$—	$—	$138,899
Time deposits	132,443	392,100	209,939	—	734,482
Other borrowings	26,167	8,019	24,000	—	58,186

Total interest-bearing liabilities	$297,509	$400,119	$233,939	$—	$931,567

Interest sensitivity gap	$266,281	$(231,001)	$(32,932)	$26,784	$29,132
Interest sensitivity gap – cumulative	$266,281	$35,280	$2,348	$29,132	$29,132

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in an asset-sensitive position on a cumulative basis for each time period represented on the table above except for the one-year time frame. An asset sensitive position means that during each period, if interest rates increase, then the net interest margin will increase, and if interest rates decline, then the net interest margin will decline. A liability sensitive position means that during each period, if interest rates increase, then the net interest margin will decrease, and if interest rates decline, the net interest margin will increase.

At September 30, 2008, we were within our policy guidelines of rate-sensitive assets to rate-sensitive liabilities of 80% to 140% at the one-year interval. Since all interest rates and yields do not adjust at the same time or rate, this is only a general indicator of rate sensitivity.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. During 2005, the Federal Reserve raised rates by a total of 200 basis points and raised rates by an additional 100 basis points in the first six months of 2006. The Federal Reserve then left rates unchanged until the third quarter of 2007. From September 2007 through the end of 2007, the Federal Reserve reduced interest rates by 100 basis points and in first nine months of 2008 reduced rates further by 225 basis points. The Federal Reserve reduced interest rates by an additional 100 basis points in October 2008. The Federal Reserve indicated further changes in interest rates would be dependent on economic data.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Other than the risk factors set forth below, there were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Failure of the Recently Enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) to Help Stabilize the U.S. Financial System Could Adversely Affect the Company’s Business, Financial Condition and Results of Operations.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Department of Treasury (the “Treasury”) and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

Participation in the Treasury’s Troubled Asset Relief Program (“TARP”) May Not Be Available to the Company, and May Have a Dilutive Effect on Current Shareholders.

On October 14, 2008, the Treasury announced that as a part of the EESA, it will offer to qualifying U.S. banking organizations the opportunity to issue and sell preferred stock to the Treasury on what may be considered attractive terms under the TARP Capital Purchase Program. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The Company is considering whether to apply to the TARP Capital Purchase Program. In the event that the Company applies to the TARP Capital Purchase Program, the Company’s participation will be subject to the Treasury’s approval, the execution of definitive agreements and standard closing conditions. There can be no assurance that the Company’s application, if filed, will be approved or that the Company will receive funds under the TARP Capital Purchase Program. In addition, if the Company’s application is approved and it participates in the TARP Capital Purchase Program, the Company will issue preferred stock and warrants to purchase common stock to the Treasury, which will have a dilutive effect on the Company’s current shareholders.

The Deterioration of the Residential Mortgage Market Likely Will Result In Further Increases In the Company’s Non-Performing Assets and Allowance for Loan Losses, and Make It More Difficult For Us to Recover the Company’s Losses with Respect to Defaulted Loans.

Beginning in the third quarter of 2007, there were well-publicized developments in the credit, liquidity and real estate markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This dramatic decline in the real estate markets, with falling home prices and increasing foreclosures and unemployment, which has continued in the first nine months of 2008, has resulted in significant writer-downs of asset values by financial institutions, including government-sponsored and major commercial investment banks. There have also been restrictions in the resale markets for non-conforming loans and it has had an adverse effect on retail mortgage lending operations in many markets. In light of these market conditions, the Company regularly reassesses the market value of its loan portfolio, the creditworthiness of the Company’s borrowers and the sufficiency of the Company’s allowance for loan losses. The Company’s allowance for loan losses increased from 1.21% of total commercial banking loans at December 31, 2007 to 1.56% at September 30, 2008. The Company made a provision for loan losses in the first nine months of 2008 of approximately $11.7 million, which was significantly higher than in previous periods. The Company also charged-off approximately $9.0 million in loans in the first nine months of 2008, which was significantly higher than in previous periods. These charge-offs, for the most part, were accrued and included in the Company’s loan loss reserve analysis during the fourth quarter of 2007 and the first quarter of 2008. During the second and third quarters of 2008, the Bank determined that the losses related to these loans were probable. The Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. The increase in the provision for loan losses was due to an increase in classified loans and non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures). The Company will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default, and the Company expects to continue to employ the aggressive charge-off policy. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in the Company being unable to realize a full recovery in the event that a borrower defaults on a loan. Any further increase in the Company’s non-performing assets, any increase in its loan charge-offs, any further increase in its provision for loan losses, the continuation of aggressive charge-off policy or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect the Company’s business, financial condition, liquidity, operating results, cash flow and the price of its securities.

The Company’s Liquidity Has Come Under Pressure Recently, and Funding to Provide Liquidity May Not Be Available to Us on Favorable Terms or At All.

In recent periods, a number of factors have placed stress on the Company’s liquidity, including increases in its non-performing assets, increases in its allowance for loan losses, increases in loan demand, increased competition for deposits in its primary market area, and decreases in interest rates. These factors also contribute to compression of the Company’s net interest margin and its net income. The Company has historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that the Company will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost out-of-market deposits may continue to exceed the cost of deposits of similar maturity in the Company’s local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. If funding continues to be available on a limited basis, or only on unfavorable terms, then the Company’s liquidity, and its net interest margin and net income, likely could be adversely affected.

Regulatory Authorities have the Authority to Impose Stringent Enforcement Orders if, in Their Discretion, They Identify Weaknesses in the Company’s or the Bank’s Operations.

Under applicable laws, the Federal Reserve, as the Company’s primary federal regulatory, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the Georgia Department, as the Bank’s chartering authority, have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which Crescent and the Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not adequately capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. Failure to adhere to the requirements of such enforcement action can result in more severe penalties. Generally, such enforcement actions can be lifted only after a subsequent examination substantiates complete correction of the underlying issues. The Company or the Bank may become subject to enforcement action taken by the regulatory authorities. Compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, and could restrict us from engaging in potentially profitable activities.

Current Levels of Market Volatility are Unprecedented, Which May Have an Adverse Effect on the Company’s Ability to Access Capital.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Crescent Banking Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated January 27, 1992, File No. 33-45254 (the “Form S-4”)).

3.2	Amendment to the Articles of Incorporation of Crescent Banking Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Bylaws of Crescent Banking Company (incorporated by reference from Exhibit 3.2 to the Form S-4).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY
(Registrant)

Date: November 12, 2008	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: November 12, 2008	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.