Form 10-K
period 2008-12-31
CRESCENT BANKING CO
filed 2009-04-13
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2008, as reported on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market), was $25.7 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of April 7, 2009 was 5,387,647, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2008 Annual Report to Shareholders for the year ended December 31, 2008 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to selected portions of Item 5 and Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

Certain portions of Crescent Banking Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

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

As of December 31, 2008, the Company was made up of the following entities:

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. Of the $21.5 million in trust preferred securities currently outstanding, approximately $9.1 million qualifies as tier 1 capital for regulatory capital purposes.

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

As of December 31, 2008, the Company had total consolidated assets of approximately $1.0 billion, total deposits of approximately $935.9 million, total consolidated liabilities, including deposits, of $1.0 billion and consolidated stockholders’ equity of approximately $36.8 million. The Company’s operations are discussed below under the section captioned “Results of Operations.”

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

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”). Effective March 31, 2006, the FDIC’s Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) were merged into one fund, the Deposit Insurance Fund (“DIF”). The Bank’s deposits are insured by DIF up to the applicable limits established by law. The Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and focused on individuals and small to medium-sized businesses located within its primary market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 93% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. Our market area experienced a significant weakening in the real estate markets during 2008, in particular with respect to real estate related to acquisition, development and construction, and we anticipate that such markets will continue to experience weakening in 2009. The Bank’s criticized loans, non-performing loans and foreclosed properties related to its acquisition, development and construction loan portfolio increased $40.7 million to $48.8 million, increased $23.8 million to $27.1 million and increased $17.7 million to $18.0 million, respectively, for the year ended December 31, 2008 compared to the same period in 2007. The deterioration in our acquisition, development and construction loan portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during the last quarter of 2007 and 2008. Please refer to the discussion in our Annual Report under the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of Our Commercial Banking Business – Loan Loss Allowance.”

For the year ended December 31, 2008, the Company had revenues from continuing operations from its commercial banking business of approximately $58.4 million and pretax loss from continued operations from its commercial banking business of approximately $(33.5) million. Pretax income from continuing operations represented 100% of the Company’s total pretax income for the year ended December 31, 2008. During the fiscal years 2007 and 2006, the Company had revenues from its continuing operations in its commercial banking business of approximately $69.8 million and $59.4 million, respectively, and pretax income from its continuing operations in the commercial banking business of approximately $9.8 million and $11.5 million, respectively. Pretax income from continuing operations represented approximately 100.0% of the Company’s total pretax income for each of the years ended December 31, 2007 and 2006. The Company’s commercial loan portfolio, which actually declined during 2008, represents the largest earning asset for the Company’s commercial banking operations. The Company’s commercial loan portfolio declined 4% in 2008 while it grew 17% in both 2007 and 2006. At December 31, 2008, the Company had total commercial loans of approximately $785.4 million. At each of December 31, 2008, 2007 and 2006, the Company’s total commercial banking assets from continuing operations were approximately $1,039.0 million, $920.3 million and $779.7 million, respectively.

Seasonality; Cycles

The Company does not consider its commercial banking operations to be seasonal in nature. The Bank makes loans to acquire and develop commercial and residential real estate. Real estate activity and values tend to be cyclical and vary over time with interest rate fluctuations and general economic activity.

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

Competition in our primary markets includes:

•	6 commercial banks have offices in Pickens County, Georgia;

•	13 commercial banks have offices in Bartow County, Georgia;

•	21 commercial banks have offices in Cherokee County, Georgia;

•	56 commercial banks have offices in Fulton County, Georgia; and

•	24 commercial banks have offices in Forsyth County, Georgia.

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

Employees

At December 31, 2008, the Company had 180 full-time and 14 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

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

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident thereto. Similar requirements are imposed by the Georgia Department. The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate certain activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

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

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise advancing funds to the Company or any affiliates that are not banks and that are not subsidiaries of the Bank. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A limits covered transactions, which include loans or extensions of credit to, investments in or certain other transactions with affiliates to 10% of the Bank’s capital and surplus for any one affiliate and 20% of the Bank’s capital and surplus for all affiliates. All covered and exempt transactions between the Bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and the Bank and its subsidiaries are prohibited from purchasing low-quality assets from their affiliates. Section 23A requires that all of the Bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the

Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for transactions with unaffiliated companies.

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

Banks are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

On September 22, 2008, the Federal Reserve Board issued a policy statement on minority equity investments in banks and bank holding companies that permits investors to (i) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control.

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

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking agencies to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions. Under the FDICIA, federal banking regulators are required to rate supervised institutions on the basis of five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

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

As of December 31, 2008, the Company had total capital and tier 1 capital ratios of approximately 8.01% and 5.30%, respectively, and the Bank had total capital and tier 1 capital ratios of approximately 8.31% and 7.04%, respectively. As of December 31, 2008, the Company had a leverage ratio of tier 1 capital to total average assets of approximately 4.32% and the Bank had a leverage ratio of tier 1 capital to total average assets of approximately 5.72%. Our management believes that the Bank and the Company have the requisite capital levels to qualify as an adequately capitalized institution under FDICIA.

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

The following table sets forth certain capital information of the Company and Bank as of December 31, 2008:

	Company		Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Risk-Based Capital:
Total Risk-Based Capital:
Actual	$68,548	8.01%	$70,788	8.31%
Minimum	$68,434	8.00%	$68,144	8.00%
Tier 1 Capital
Actual	$45,357	5.30%	$59.997	7.04%
Minimum Requirement	$34,217	4.00%	$34,072	4.00%
Leverage Ratio:
Actual	$45,357	4.32%	$59.997	5.72%
Minimum (1)	$41,949	4.00%	$41,943	4.00%

(1)	Represents the highest minimum requirement of the federal banking regulators. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

We believe approximately $9.1 million of our outstanding trust preferred securities presently qualify as tier 1 regulatory capital under the Federal Reserve’s capital rules.

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

Deposit Insurance

The Bank’s deposits are insured by DIF up to the applicable limits established by law. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the basic limit on federal deposit insurance coverage was increased from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the Program, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (i) Interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessments for DIF is set quarterly and ranged from 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the fourth quarter of 2007 and from 1.12 basis points in the first quarter of 2008 to 1.14 basis points in the fourth quarter of 2008. For the first quarter of 2009, the FICO assessment rate is 1.04 cents per $100 of assessable deposits. The Bank paid $93,189, $83,304 and $75,075 in FICO assessments in 2008, 2007 and 2006, respectively.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the program, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (i) Interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase. The Bank did not opt out of this program, therefore, the higher deposit insurance limits apply to non-interest bearing accounts maintained at the Bank.

On February 27, 2009, the FDIC adopted an interim rule that imposes a 20 basis point emergency special assessment on insured institutions on June 30, 2009, which will be collected on September 30, 2009, and provides for possible additional special assessments of up to 10 basis points. The FDIC also adopted a final rule modifying the risk-based assessment system and setting the initial base assessment rates beginning on April 1, 2009, ranging from 12 for institutions in the lowest risk category to 45 basis points for institutions in the highest risk category. The new assessment system imposes higher rates for financial institutions that rely significantly on secured liabilities and/or brokered deposits. The final rule also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The FDIC also amended the restoration plan for the DIF, as adopted October 7, 2008. Under the restoration plan approved in October, the FDIC set a rate schedule to raise the DIF reserve ratio to 1.15% within five years. The amendment extended the deadline to seven years.

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

•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	govern the use and provision of information to credit reporting agencies; and

•	govern the manner in which consumer debts may be collected by collection agencies.

The deposit operations of the Bank are also subject to laws and regulations that:

•	impose a duty to maintain confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The Company believes its CRE lending will subject it to further supervisory analysis. The Company has reviewed certain of its risk management and internal policies, portfolio stress testing procedures, risk exposure limits, other lending policies, and allowance for loan loss policies in light of the Guidance and the Company’s CRE portfolio, and has made revisions to such policies and procedures where appropriate. The Company will continue to review and revise such policies and procedures, as needed.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly adopted by the executive branch of the Federal government, Congress and various state governments, including Georgia, that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions. Included among current proposals are discussions around re-structuring the regulatory framework in which the Company and the Bank operate. Other proposals pending in Congress would, among other things, modify existing mortgage loan documentation, alter lenders’ rights against delinquent borrowers, allow banks to pay interest on checking accounts, permit the Federal Reserve to pay interest on deposits, and permit interstate branching on a de novo basis. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of such government sponsored enterprise’s services. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its subsidiaries.

Discontinued Operations – Mortgage Banking Business

In 2006, 2007 and 2008, the mortgage banking business operations mainly consisted of activity from the servicing portfolio and the costs associated with winding down the wholesale mortgage business. During 2008, the mortgage banking business had no revenues or expenses related to the wholesale mortgage banking business. The mortgage banking business did record a valuation allowance of approximately $658,000 related to its deferred tax asset which was recorded as income tax expense during 2008. During 2007, the results from our mortgage banking operations consisted of an adjustment to our allowance for recourse liability. During the second quarter of 2007, we evaluated our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. Based upon this evaluation, we determined that we had made an overaccrual in the allowance for recourse liability because we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses during 2007. Therefore, based upon this analysis, we reduced the allowance for recourse liability by $118,394 during the second quarter of 2007. We evaluated the allowance for recourse liability during 2008 and determined that no further adjustments were needed. During 2006, the Company had no revenues or expenses related to the wholesale mortgage banking business.

ITEM 1A.	RISK FACTORS

Our Liquidity Continues to Suffer, and Funding to Provide Liquidity May Not Be Available to Us on Favorable Terms or At All

In recent periods, a number of factors have placed significant stress on our liquidity, including increases in our non-performing assets, increases in our allowance for loan losses, increases in loan demand, increased competition for deposits in our primary market area and decreases in interest rates. These factors also have contributed to compression of our net interest margin and net income. We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits may continue to exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. If funding continues to be available on a limited basis, or only on unfavorable terms, then our liquidity, net interest margin and net income, will be adversely affected.

Current Levels of Market Volatility are Unprecedented, Which May Have an Adverse Impact on Our Ability to Access Capital

The capital and credit markets have been experiencing volatility and disruption for more than 18 months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. The current levels of market disruption and volatility have had an adverse effect on our ability to access capital and on our business, financial condition and results of operations.

We have been actively pursuing a number of capital-raising alternatives in order to strengthen our capital position, including, without limitation, through a private placement (the “Private Placement”) of approximately $27.2 million of convertible preferred stock to a group of investors comprised of members of our management and board of directors, as well as several third-party investors (collectively, the “Purchasers”), and participation in the Capital Purchase Program administered by the U.S. Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program. Consummation of the Private Placement was subject to a number of closing conditions, including, without limitation, the Treasury’s approval of our Capital Purchase Program application. On March 3, 2009, we voluntarily withdrew our application to participate in the Capital Purchase Program and this condition was not waived by the Purchasers. As a result, on March 31, 2009, the Company and the Purchasers mutually agreed to terminate the purchase agreement with respect to the Private Placement and the purchase price, which had been held in escrow, was returned to the Purchasers. Although we are currently considering a variety of strategic capital-raising alternatives, including, without limitation, restructuring the Private Placement described above, we may not be able to raise sufficient capital to strengthen our capital position. If we are unable to raise sufficient amounts of capital, our financial condition and future prospects will be materially and adversely affected.

Regulatory Authorities have the Authority to Impose Stringent Enforcement Orders if, in Their Discretion, They Identify Weaknesses in Our Operations

Under applicable laws, the Federal Reserve, as the Company’s primary federal regulatory, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the Georgia Department, as the Bank’s chartering authority, have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which the Company and the Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. Failure to adhere to the requirements of such enforcement action can result in more severe penalties. Generally, such enforcement actions can be lifted only after a subsequent examination substantiates complete correction of the underlying issues. The Company or the Bank may become subject to enforcement action taken by the regulatory authorities. Compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to successfully raise capital.

If the Recently Enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) Fails to Stabilize the U.S. Financial System, Our Business, Financial Condition and Results of Operations Could Be Adversely Affected

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced a program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions (the “Capital Purchase Program”). On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts. On February 10, 2009, Treasury Secretary Geithner announced a new stimulus plan, the Financial Stability Plan, which is intended, among other things, to create a public-private investment fund used to purchase distressed assets, create a consumer and business lending initiative, provide further capital assistance to financial institutions, stem foreclosures and restructure mortgages.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact that the EESA, the ARRA, the Temporary Liquidity Guarantee Program, the Financial Stability Plan or any other governmental program will have on the financial markets. The failure of the EESA, the ARRA, the Temporary Liquidity Guarantee Program, the Financial Stability Plan or other governmental programs to stabilize the financial markets and a continuation or worsening of current financial market conditions likely will materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock. Likewise, there can be no assurance that we will be able to participate in any programs administered under the EESA or the Financial Stability Plan, including, without limitation, the public-private investment fund, in the future.

Our Independent Registered Public Accountant has Expressed Substantial Doubt about our Ability to Continue as a Going Concern

Our independent registered public accountant in their audit report for fiscal year 2008 has expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to raise additional capital, which we may be unable to accomplish in this weakened economic environment. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

Our Access to Certain Lines of Credit May be Restricted or Unavailable

At December 31, 2008, we had the capacity to borrow up to approximately $43.7 in total Federal Home Loan Bank advances. At December 31, 2008, we had approximately $39.5 million of federal funds lines of credit available from correspondent institutions. Based upon our financial condition and weak capital position, our access to these federal funds and lines of credit will be restricted in 2009 and may not be available at all, which will negatively impact our liquidity and general financial condition.

The Current and Further Deterioration of the Residential Mortgage Market Likely Will Result In Further Increases In Our Non-Performing Assets and Allowance for Loan Losses, and Make It More Difficult For Us to Recover Our Losses with Respect to Defaulted Loans

Beginning in the third quarter of 2007, there were well-publicized developments in the credit, liquidity and real estate markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This dramatic decline in the real estate markets, with falling home prices and increasing foreclosures and unemployment, which continued throughout 2008, has resulted in significant write-downs of asset values by financial institutions, including government-sponsored and major commercial investment banks. There have also been restrictions in the resale markets for non-conforming loans and it has had an adverse effect on retail mortgage lending operations in many markets.

In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 1.21% of total commercial banking loans at December 31, 2007 to 2.84% at December 31, 2008. We made a provision for loan losses of approximately $25.8 million during 2008, which was significantly higher than $2.7 million made in 2007. We also charged-off approximately $13.6 million in loans in 2008, which was significantly higher than $1.3 million charged-off in 2007. During the last nine months of 2008, the Bank charged-off $13.1 million in loans, which was a significant increase from 2007 and the first quarter of 2008. Of the total amount charged-off during the last nine months of 2008, $8.2 million was related to impaired loans that the Bank had not taken into foreclosure at the time of charge-off. During the last nine months of 2008, the Bank determined that the losses related to these loans were uncollectible. The Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of charge-offs during 2008, $10.3 million was related to our construction and acquisition and development loan portfolio where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral. The increase in the provision for loan losses was due to an increase in classified loans and non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures).

We will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default, and we expect to continue to employ the aggressive charge-off policy. During 2008, the Bank’s criticized loans increased $61.9 million, or 469%, from $13.2 million at December 31, 2007 to $75.1 million at December 31, 2008, non-performing loans increased $31.2 million, or 555%, from $5.6 million at December 31, 2007 to $36.8 million at December 31, 2008 and foreclosed properties increased $20.4 million, or 377%, from $5.4 million at December 31, 2007 to $25.8 million at December 31, 2008. The main sector of the Bank’s loan portfolio that experienced this deterioration was its construction and acquisition and development loans. The Bank’s criticized loans, non-performing loans and foreclosed properties related to its construction and acquisition and development loan portfolio increased $40.7 million, $23.8 million and $17.7 million, respectively, for the year ended December 31, 2008.

Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in our inability to realize a full recovery in the event that a borrower defaults on a loan. Any further increase in our non-performing assets, any increase in our loan charge-offs, any further increase in our provision for loan losses, the continuation of aggressive charge-off policy or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect the our business, financial condition, liquidity, operating results, cash flow and the price of our securities.

We May Be Unable to Renew Out-Of-Market Deposits Maturing in 2009 Based on Our Capital Position

Because we are currently below the well-capitalized requirements of the FDICIA, we cannot acquire brokered deposits and we are limited in the rates we are able to offer on out-of-market deposits. From April 2009 to December 2009, we have approximately $111 million in brokered out-of-market deposits maturing. If we do not improve our capital position and return to a well-capitalized position, we will likely be unable to renew these out-of-market deposits and we may be required to increase our deposit rate in our local markets, which would adversely impact our net interest margin and net income.

The NASDAQ May Not Extend the Temporary Relief for Stocks Trading below $1 Per Share

In October 2008, the NASDAQ Stock Market temporarily suspended its listing requirement that requires companies to have a minimum bid price of $1 per share through April 20, 2009. NASDAQ rules classify a security as “deficient” if it has a closing bid price of less than $1 per share for thirty consecutive business days. Once deficient, issuers have an automatic 180-day period to regain compliance by having a closing bid price of at least $1 per share for 10 consecutive business days, and can receive an additional 180 days if all other listing requirements are met. If we do not meet this standard and the NASDAQ Stock Market does not continue its suspension of this listing requirement, liquidity in our stock could be materially and adversely affected.

Downturns in General and Local Economic Conditions Could Negatively Affect Our Business

Crescent Bank is a community bank operating in the market area comprised of Pickens, Bartow, Forsyth, north Fulton, Cherokee, Dawson, Cobb, Walton and Gilmer Counties, Georgia. Our success depends on the economic conditions in these counties. Additionally, our ability to diversify and manage economic risks is limited by the performance of these local economies. Any significant downturn in these local economies will likely affect our loan demand as well as the value of the collateral that secures these loans. Our market area is primarily retail-oriented and our operations are dependent upon local individuals and small- to medium-sized businesses. As a result, we may face greater lending and credit risks than financial institutions lending to larger, better-capitalized businesses.

In addition, any economic slowdown or recession over a prolonged period or other similar economic problems in our market area may be accompanied by reduced demand for consumer credit and declining real estate values in these areas, which may in turn result in an increased possibility of loss in the event of default. Any sustained period of decreased economic activity and increased delinquencies, foreclosures or losses could harm our growth and the results of our banking operations. Because approximately 93% of our loan portfolio is secured by real estate, any further downturn in the real estate markets in our primary market area would adversely affect our business and operations.

The Failure of Other Banks Could Adversely Affect Our Financial Condition and the Results of Our Banking Operations

Our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other banking institutions, both nationally and in our market area. From January 2008 until April 2009, 9 of the 47 banks closed nationally have occurred in the State of Georgia. Banks are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with a variety of counterparties in the banking industry. As a result, defaults by, or even rumors or concerns about, one or more institutions with whom we do business, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could materially and adversely affect our financial condition and results of operations.

Our Net Interest Income Could Be Negatively Affected By the Federal Reserve’s Recent Interest Rate Adjustments, Recent Developments in the Credit and Real Estate Markets and Competition in Our Primary Market Area

Net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings, is our primary source of income. Our income is in turn our primary source of funding for our operations, including extending credit and reserving for loan losses. In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25% in 2008. During the six months ended June 30, 2008, approximately 60% of our commercial banking loan portfolio was variable rate without a floor and was adjusting with changes in the prime rate. During the third and fourth quarter of 2008, the Bank began requiring floors on most of its new and renewed loans and the percentage of variable rate loans without a floor declined to 42% of the loan portfolio at September 30, 2008 and then to 28% at December 31, 2008. The interest rates on these loans decrease when the Federal Reserve reduces interest rates, which will reduce our net interest income. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to borrowers on deposit accounts and certificates of deposit, and we may increasingly rely on out-of-market or brokered deposits as a source of liquidity.

The decrease in interest rates will likely reduce our net interest income during the first quarter of 2009 and the foreseeable future. This reduction in net interest income likely will be exacerbated by increases in our provision for loan losses and by the high level of competition that we face in our primary market area, which requires us to offer more attractive interest rates to borrowers, both on loans and deposits, and to rely upon out-of-market funding sources. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flow and/or the price of our securities.

We Face Credit Risks and Our Allowance for Loan Losses May Be Insufficient

We may suffer losses because borrowers, guarantors and related parties fail to perform their obligations in accordance with the terms of their loans. We also are exposed to risks that the realizable value of collateral securing loans may be insufficient to provide a full recovery in the event a borrower defaults on a loan. A significant portion of our net income is derived from our loan portfolio. Our credit policies and underwriting and credit monitoring procedures may not be adequate and we may be unable to anticipate unexpected losses that could materially harm our results of operations and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based upon experience, judgment, estimates and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgments of our regulators. Accordingly, we cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses. In addition, the recent downturn in the credit market may result in a level of defaults in excess of the estimates upon which our reserves are based, and the deterioration in the real estate market may result in certain loans in our portfolio being under-collateralized. If actual losses exceed our estimates and we increase our provision for loan losses, or if we are unable to realize the full value on the sale of any real estate collateral, our net income would decrease.

During 2007 and 2006, our loan portfolio grew by approximately $117.9 million and $103.6 million, or approximately 17% each year. Given the relatively young age of a large portion of our loan portfolio, there may be unidentified risk since problems related to loan collections typically do not become evident until some time after the loans are originated. During 2008, our loan portfolio actually declined $29.8 million, or 4%. The Bank made the strategic decision to slow loan growth in 2008 and focus on asset quality and core deposit growth.

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

Because a Significant Portion of Our Loan Portfolio Is Secured By Real Estate, Any Negative Conditions Affecting Real Estate May Harm Our Business

Approximately 93% of our loan portfolio consists of commercial and consumer loans that are secured by various types of real estate, the value and marketability of which are sensitive to economic conditions and interest rates. In addition, these loans are subject to the risk that the local real estate markets will be overbuilt or will otherwise experience deterioration in value, driving down the value and marketability of the real estate that secures these loans. The current decline in the real estate markets may cause decrease in collateral values could increase our costs and time of collection, as well as the amount of potential losses we may incur on loans secured by real estate.

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset. As of December 31, 2008, we had approximately $480.3 million in CRE loans, or approximately 61% of our loan portfolio. Our CRE loans have declined by approximately 26% since December 31, 2007. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

We Have Large Loan Balances with a Small Number of Borrowers Who Could Be Affected by Recent Trends in the Mortgage Lending and Real Estate Markets

We have approximately $81.3 million in loans outstanding to three borrowers. These loans are secured by retail and residential real estate developments. If the current downward trends in the mortgage lending and real estate market continue, these three borrowers may be unable to perform their obligations under the loan agreements, and the collateral securing these loans may decline in value or become unmarketable. A default by any of these borrowers or on any other large loans in our portfolio, or any group of loans secured by similar collateral or affected by similar market conditions, would adversely affect our net income and financial condition.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Risks Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2008, approximately 44% of our total loan portfolio was in acquisition and development and construction loans. In addition to the risk of nonpayment by borrowers and risks associated with the fact that these loans generally bear interest at variable rates, construction lending poses additional risks that affect the ability of borrowers to repay loans and that affect the value and marketability of real estate collateral, such as:

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

Any of these conditions could negatively affect our net income and our financial condition. During 2008, we reduced our construction loans $70.7 million, or 17%, from 2007. The Bank limited any new construction loans in 2008 due to the declining real estate market.

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

If We Are Unable to Increase Our Share of Deposits in Our Market, We May Accept Out of Market and Brokered Deposits, the Costs of Which May Be Higher than Expected

We can offer no assurance that we can maintain or increase our market share of deposits in our highly competitive primary market area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2008, we had approximately $240.1 million in out of market deposits, including brokered deposits, which represented approximately 26% of our total deposits. Recently, the cost of out of market and brokered deposits has decreased to costs below the costs of deposits in our local market. However, the costs of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

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

Our Financial Condition and Outlook May be Adversely Impacted by Damage to our Reputation

Our financial condition and outlook is highly dependent upon perceptions of our business practices and reputation. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

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

Our Rights to Collect Interest and Take Other Actions May Be Limited by the Service Members’ Civil Relief Act of 2003

The United States declared “war” on terrorism and National Guard and reserve forces either have been called up or may be called up for domestic and international service. Under the Service Members’ Civil Relief Act of 2003 (the “Relief Act”), which amended and expanded the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service is afforded various types of relief under their loans and other obligations, including a maximum annual interest rate of 6% during the period of the borrower’s active duty status. The Act further provides that any interest in excess of 6% may not become due once the service member leaves active duty; any accrued interest above 6% is permanently waived. The Relief Act applies to members of the Army, Navy, Air Force, Marines, National Guard, Reserves, Coast Guard and officers of the U.S. Public Health Service assigned to active duty. Because the Relief Act applies to individuals who enter active military service after they enter into their loans, we cannot predict the effect that the Relief Act will have on our mortgage and commercial loans, if any. Under the Relief Act, we may be unable to collect the full amount of interest otherwise due on many of our loans for an indefinite period. Further, we may be unable to foreclose on these loans during, and in some cases after, the borrower’s period of active duty.

We May Incur Obligations Related to Our Discontinued Wholesale Mortgage Banking Operations

Prior to the sale of our wholesale residential mortgage banking business on December 31, 2003, we originated residential mortgage loans through our subsidiary, CMS. When we sold these loans, we made certain representations and warranties to the purchasers and insurers that we had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. In some cases, we indemnified the purchasers for unpaid principal and interest on defaulted loans if we had breached the representations and warranties with respect to the loans that we sold. At December 31, 2008, we had approximately $1.5 million of mortgage loans where we had agreed to indemnify the purchaser against losses it might suffer. While we established a reserve based upon an estimated recourse liability at December 31, 2008 of approximately $1.7 million, this reserve was based upon historical information and certain assumptions by management. Because the Company’s highest levels of mortgage production in its history were in 2002 and 2003, we could experience an increase in our indemnification liability in the future. If the balance of indemnified loan increases significantly, then we could have to make additional provisions to the recourse liability reserve. In addition, if our recourse reserve is less than our actual indemnification obligations, we would be required to pay the indemnification obligations out of earnings, and our results of operations would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During 2008, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta, Georgia. The main offices are housed in a modern two-story office building owned by the

Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, six teller windows and the Bank lobby. The building also has four drive-up teller windows and an automated teller machine (“ATM”) with 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space, and we added 5,000 square feet of administrative office space in 1999. The facility is considered in good condition.

In Bartow County, Georgia, the Bank owns three full service branches. The Bank owns the full service branch on Joe Frank Harris Parkway in Cartersville, which has approximately 9,000 square feet of finished space used for offices and storage, five teller windows and the Bank lobby, three drive-up teller windows and an ATM with 24 hour-a-day access. The Bank also owns a 3,600 square foot building on the west side of Cartersville, which houses a branch office with five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank owns a 3,500 square foot building in Adairsville, which houses a branch office with five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. Each of these facilities is considered in good condition.

In Cherokee County, Georgia, the Bank owns three full service branches. The Bank owns a full service branch on Towne Lake Parkway in Woodstock that contains approximately 3,500 square feet of finished space used for offices and storage, four teller windows and the Bank lobby, two drive-up teller windows and an ATM with 24 hour-a-day access. The Bank owns an 11,770 square foot branch building in Canton that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. In January 2007, the Bank completed construction and opened a 6,100 square foot branch building in Woodstock that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. Each of these facilities is considered in good condition.

In Forsyth County, Georgia, the Bank owns two full service branches. The Bank owns a 3,055 square foot building in Alpharetta, which has two drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank also owns a 5,500 square foot branch building in Cumming that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. This facility is considered in good condition.

In Fulton County, Georgia, the Bank owns one full service branch. The Bank owns a building that contains approximately 6,600 square feet of finished space and has four teller windows in the banking lobby, two drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The land on which this building is constructed is being leased over a period of twelve years with two additional five year options. The expiration date for the first twelve year lease period is March 9, 2012.

In addition, the Bank leases space for our executive and administrative offices, one full service branch office and two loan production offices. The Bank is party to a lease agreement that expires on December 31, 2014 for 13,500 square feet of office space in Jasper, Georgia for executive and administrative offices. The Bank is also party to a lease agreement that expires on January 31, 2015 for 7,500 square feet of office space in Jasper, Georgia for the Bank’s commercial loan administration and operation offices. The Bank leases approximately 1,200 square feet for its branch office located in Marble Hill with a lease expiration date of August 31, 2009. The Bank leased 1,500 square feet of office space in Marietta, Georgia for a loan production office with a lease expiration date of January 31, 2007. The Bank was leasing this space on a month to month basis until June 2008 when we closed this loan production office. The Bank leased 1,200 square feet of space in Cartersville, Georgia for a loan production office with a lease expiration date of May 31, 2008. The Bank was leasing this space on a month to month basis until December 2008 when we closed this loan production office. The Bank was party to a lease agreement for 1,100 square feet of space for a loan production office in Loganville that expired on September 9, 2007. The Bank terminated this lease on January 31, 2008 and is no longer leasing this space.

The Bank leases a site for an ATM in the Big Canoe, Georgia community, which is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The lease agreement expires on October 31, 2011. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2009.

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

No matter was submitted to a vote of shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock during the quarter ended December 31, 2008.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has omitted disclosure related to quantitative and qualitative market risk pursuant to the smaller reporting company regulatory relief and simplification rules.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to the section of the Company’s Annual Report entitled “Consolidated Financial Report,” which is incorporated herein by reference. A complete copy of the Company’s Annual Report is included with this report as Exhibit 13.1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective and that there are no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain information regarding the compensation of the Company’s executive officers and directors required by this Item 11 is contained in the Company’s Proxy Statement under the captions “Executive Compensation.” The Company has omitted certain disclosure regarding executive compensation pursuant to the smaller reporting company regulatory relief and simplification rules.

The Company has omitted disclosure regarding the Compensation Committee of the Company’s Board of Directors pursuant to the smaller reporting company regulatory relief and simplification rules.

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

Information concerning securities authorized for issuance under equity compensation plans required by this Item 12 is contained in the Proxy Statement under the caption “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

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

With the exception of the disclosures referenced above, and other than in the ordinary course of business, there were no transactions during 2008, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

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

Exhibit Number	Description
3.1	Articles of Incorporation of the Company.

3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

10.1*	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2*	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3*	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4*	Crescent Banking Company 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Form S-2).

10.5*	Crescent Banking Company 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.6 to the Form S-2).

10.6	Warehouse Line of Credit, dated July 26, 1996, by and between Crescent Bank & Trust Company and Federal Home Loan Bank of Atlanta, including related documents (Incorporated by reference from Exhibit 10.11 to the Form S-2).

10.7	Amended and Restated Trust Agreement, dated as of May 18, 2006, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.8	Junior Subordinated Indenture, dated as of May 18, 2006, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.9	Guarantee Agreement, dated as of May 18, 2006, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference From Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.10*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and J. Donald Boggus, Jr. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.11*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Leland W. Brantley, Jr. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.12*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Anthony N. Stancil (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.13*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and A. Bradley Rutledge, Sr. (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.14*	Form of Crescent Banking Company Non-Qualified Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15*	Form of Crescent Banking Company Incentive Stock Option Agreement under the 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16*	Officer Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2007).

Exhibit Number	Description
10.17*	Crescent Bank & Trust Company Supplemental Executive Retirement Plan, dated as of September 1, 2007 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.18*	Form of Supplemental Executive Retirement Plan Joinder Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.19*	Crescent Bank & Trust Company Supplemental Director Retirement Plan, dated as of September 1, 2007 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.20*	Form of Supplemental Director Retirement Plan Joinder Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.21*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Bonnie B. Boling (Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.22	Junior Subordinated Indenture, dated as of September 30, 2005, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.23	Amended and Restated Trust Agreement, dated as of September 30, 2005, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.24	Guarantee Agreement, dated as of September 30, 2005, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.25	Indenture, dated as of August 27, 2007, by and between the Company and LaSalle Bank National Association, as Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.26	Amended and Restated Declaration of Trust, dated as of August 27, 2007, by and among the Company, as Depositor, LaSalle Bank National Association, as Institutional Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.27	Guarantee Agreement, dated as of August 31, 2007, by and between the Company, as Guarantor, and LaSalle Bank National Association, as Guarantee Trustee (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.28	Purchase Agreement, dated as of January 29, 2009, by and among Crescent Banking Company and the several purchasers named therein (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2009.)

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2008 Annual Report to Shareholders for the fiscal year ended December 31, 2008. With the exception of information expressly incorporated herein, the 2008 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	April 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2009
J. Donald Boggus, Jr.

/s/ Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2009
Leland W. Brantley, Jr.

/s/ John S. Dean, Sr.	Chairman of the Board of Directors	April 13, 2009
John S. Dean, Sr.

/s/ Charles Fendley	Director	April 13, 2009
Charles Fendley

/s/ Charles Gehrmann	Director	April 13, 2009
Charles Gehrmann

/s/ Michael W. Lowe	Director	April 13, 2009
Michael W. Lowe

/s/ Cecil Pruett	Director	April 13, 2009
Cecil Pruett

/s/ Janie Whitfield	Director	April 13, 2009
Janie Whitfield

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company.

3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

10.1*	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2*	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3*	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4*	Crescent Banking Company 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Form S-2).

10.5*	Crescent Banking Company 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.6 to the Form S-2).

10.6	Warehouse Line of Credit, dated July 26, 1996, by and between Crescent Bank & Trust Company and Federal Home Loan Bank of Atlanta, including related documents (Incorporated by reference from Exhibit 10.11 to the Form S-2).

10.7	Amended and Restated Trust Agreement, dated as of May 18, 2006, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.8	Junior Subordinated Indenture, dated as of May 18, 2006, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.9	Guarantee Agreement, dated as of May 18, 2006, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference From Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.10*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and J. Donald Boggus, Jr. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.11*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Leland W. Brantley, Jr. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.12*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Anthony N. Stancil (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.13*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and A. Bradley Rutledge, Sr. (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.14*	Form of Crescent Banking Company Non-Qualified Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15*	Form of Crescent Banking Company Incentive Stock Option Agreement under the 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16*	Officer Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2007).

10.17*	Crescent Bank & Trust Company Supplemental Executive Retirement Plan, dated as of September 1, 2007 (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.18*	Form of Supplemental Executive Retirement Plan Joinder Agreement (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.19*	Crescent Bank & Trust Company Supplemental Director Retirement Plan, dated as of September 1, 2007 (Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.20*	Form of Supplemental Director Retirement Plan Joinder Agreement (Incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.21	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Bonnie B. Boling (Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.22	Junior Subordinated Indenture, dated as of September 30, 2005, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.23	Amended and Restated Trust Agreement, dated as of September 30, 2005, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.24	Guarantee Agreement, dated as of September 30, 2005, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.25	Indenture, dated as of August 27, 2007, by and between the Company and LaSalle Bank National Association, as Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.26	Amended and Restated Declaration of Trust, dated as of August 27, 2007, by and among the Company, as Depositor, LaSalle Bank National Association, as Institutional Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.27	Guarantee Agreement, dated as of August 31, 2007, by and between the Company, as Guarantor, and LaSalle Bank National Association, as Guarantee Trustee (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.28	Purchase Agreement, dated as of January 29, 2009, by and among Crescent Banking Company and the several purchasers named therein (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2009).

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2008 Annual Report to Shareholders for the fiscal year ended December 31, 2008. With the exception of information expressly incorporated herein, the 2008 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements.