Form 10-K/A
period 2008-12-31
CRESCENT BANKING CO
filed 2009-04-30
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-20251

CRESCENT BANKING COMPANY

(Exact name of registrant as specified in its charter)

Georgia	58-1968323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Caring Way, Jasper, Georgia	30143
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 454-2266

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on April 13, 2009 (“Form 10-K”), in order to disclose certain information previously omitted from Part III of the Form 10-K in reliance on Instruction G to Form 10-K. The Company is not filing its definitive proxy statement for its 2009 annual shareholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Form 10-K. This Form 10-K/A discloses such information herein. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

The Company’s Board of Directors is presently divided into three classes, designated as Class I, Class II, and Class III directors. Each of Class I and Class II consists of two members and Class III consists of three members, each serving for a period of three years from their respective dates of election. Class III directors are presently serving a term that expires upon the Company’s 2009 Annual Meeting of Shareholders. The Class I and Class II directors are currently serving terms that expire upon the Company’s Annual Meeting of Shareholders in 2010 and 2011, respectively.

Election of Directors

Election of Three Class III Directors. Messrs. Michael W. Lowe and Cecil Pruett and Ms. Jane Whitfield are presently serving as Class III directors whose terms will expire at the Annual Meeting. Mr. Lowe was elected as a Class III director at the Company’s 2003 Annual Meeting of Shareholders, and has served on the Company’s Board since 1991. Mr. Pruett has served on the Company’s Board as a Class III director since 2004, and Ms. Whitfield has served on the Company’s Board since April 2002 and as a Class III director since 2004. Ms. Whitfield was originally elected to two consecutive one-year terms in 2002 and 2003. In 2004, she was nominated as a candidate for, and elected to serve as, a Class III director as part of a restructuring of the Company’s Board of Directors that was necessary to satisfy certain legal requirements respecting the number of classes a board of directors is permitted to have.

Messrs. Lowe and Pruett and Ms. Whitfield have been nominated by the Company’s Board of Directors based upon the recommendation of the Nominating and Corporate Governance Committee to stand for re-election. There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since April 9, 2008, the date of our last proxy statement. If elected, Messrs. Lowe and Pruett and Ms. Whitfield will serve as Class III directors for a three year term expiring at the Company’s 2012 Annual Meeting of Shareholders and until their successors are elected and qualified.

Information Relating to Directors, Executive Officers and Nominees

The table on the following pages sets forth, as to each director, executive officer or nominee, (i) his or her name; (ii) his or her age at April 13, 2009; (iii) the year he or she was first elected as a director or appointed as an officer; (iv) a description of positions and offices that he or she holds with the Company (other than as a director), Crescent Bank & Trust Company (the “Bank”), and Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”), if any; (v) a brief description of his or her principal occupation or occupations over at least the last five years; and (vi) his or her other business experience. Information regarding the number of shares of Common Stock beneficially owned by him or her on April 13, 2009 and the percentage of the total shares of Common Stock outstanding on April 13, 2009 that his or her beneficial ownership represents is set forth under the caption “Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners.”

Name; Age at April 13, 2009; Year First Elected as Director of Company	Principal Occupation and Business Experience
Nominees for Election as Class III Directors (Term Expiring 2009, Unless Re-Elected)

Michael W. Lowe Age 61 1991	Mr. Lowe founded Jasper Jeep Sales, Inc. in 1976 and has served as its Chief Executive Officer since that time. Mr. Lowe has been a director of the Company and of the Bank since their respective organizations.

Janie Whitfield Age 66 2002	Ms. Whitfield owned and operated Mountain Gold, Inc., which did business as the Bargain Barn, a retail sporting goods store, for 36 years before selling that company in 1998. Ms. Whitfield was an organizer of the Bank and has served as a director since its inception. Ms. Whitfield chaired the Bank’s loan committee for three years, served as the Bank’s Chairperson from April 2002 until May 2003 and currently serves as the Bank’s Secretary. Ms. Whitfield has served as a director of the Company since April 2002.

Cecil Pruett Age 70 2004	Mr. Pruett is the former mayor of the City of Canton. He served three terms, from January 1, 1995 through December 31, 2007. Mr. Pruett previously owned Pruett and Associates, an insurance agency. Mr. Pruett has served as a director of the Bank since January 2000 and is the current Chairman of the Bank’s Board of Directors. He has served as a director of the Company since 2004. Mr. Pruett was a director of the Bank of Canton until it was sold to Wachovia. Mr. Pruett serves as a director of the North Georgia Regional Development Center, the Georgia Municipal Employees Benefit Plan, the Joe E. Johnston Foundation and Reinhardt College Board of Trustees. Mr. Pruett is President of the Georgia Municipal Association. Mr. Pruett was appointed by Governor Barnes to serve on the Advisory Committee for Land Conservation.

Incumbent Class I Directors (Term Expiring 2010)

John S. Dean, Sr. Age 69 2000	Mr. Dean served as President and Chief Executive Officer of Amicalola Electric Membership Cooperative from 1975 until his retirement in January 2000. Mr. Dean has served as a director of the Bank since its organization and of CMS since April 1998. Mr. Dean has served on the Company’s Board of Directors since April 2000 and as its Chairman since September 2003.

Name; Age at April 13, 2009; Year First Elected as Director of Company	Principal Occupation and Business Experience
Charles R. Fendley Age 63 2003	Mr. Fendley served as the co-owner and Vice President of Jasper Yarn Processing, Inc., a textile business, from 1972 until 1996. Since August 1996, Mr. Fendley has served as a Senior Vice President and mortgage officer of the Bank. Mr. Fendley has served as Senior Vice President and a director of the Bank since its organization. Mr. Fendley served on the Company’s Board of Directors and as its Secretary from May 1995 to April 2001 and was appointed in September 2003 to fill a Class I vacancy. Mr. Fendley has served as a director of Amicalola Electric Membership Corp. since 1972, and currently serves as Chairman of the Board. Mr, Fendley also serves as a director of Georgia Electric Membership Corporation. Mr. Fendley was a director of Oglethorpe Power Corporation from 1992 to 1996. Mr. Fendley has also served as a Director of Georgia Transmission Corporation since 1996, and currently serves as Chairman of the Board.

Incumbent Class II Directors (Term Expiring 2011)

Name; Age at April 13, 2009; Year First Appointed as Director of Company	Principal Occupation and Business Experience
Charles A. Gehrmann Age 71 2000	Mr. Gehrmann was employed by Mack Trucks, Inc. in 1963 where he held various management positions until 1990 when he purchased the Mack Truck franchise in Atlanta and Kennesaw, Georgia. Mr. Gehrmann sold Mack Sales of Atlanta, Inc. in 1999 and continued to serve as its President and Chief Executive Officer until 2001. Mr. Gehrmann currently serves as a director of the Associated Credit Union, where he has served since 1984. Mr. Gehrmann has served as a director of the Bank since April 1995, a director of CMS since April 1996 and as its Chairman since April 2001 and a director of the Company since January 2000.

J. Donald Boggus, Jr. Age 45 1999	Mr. Boggus began his banking career working with C & S National Bank in 1984 while attending the Georgia Institute of Technology. After serving as a staff accountant for two years with a regional accounting firm, Mr. Boggus worked as Controller for Etowah Bank in Canton, Georgia. Mr. Boggus joined the Bank as Controller in March 1989. Mr. Boggus served as Chief Financial Officer of the Bank and the Company until being named President and Chief Executive Officer in April 1996. Mr. Boggus has served on the Board of Directors of each of the Bank and CMS since April 1996 and of the Company since April 1999. Mr. Boggus serves as Secretary of CMS. Mr. Boggus also serves as a director of Covenant Bank & Trust Company, New Horizons Bank and Verity Bank.

Executive Officers of the Company Not Serving as Director

Name; Age at April 13, 2009; Year First Appointed as Officer of Company	Principal Occupation and Business Experience
Leland W. Brantley, Jr. Age 37 2002	Mr. Brantley serves as Executive Vice President and Chief Financial Officer for the Company and the Bank. Mr. Brantley joined the Company in November 2002. He has a B.S. in Accounting from Wake Forest University and is a Certified Public Accountant. Mr. Brantley held the position of Chief Financial Officer for Hometown Bank of Villa Rica from April 2000 to November 2002. Mr. Brantley served as a senior accountant for Bricker and Melton, P.A. from December 1996 to March 2000. Prior to Bricker and Melton, Mr. Brantley worked as a staff accountant with Hazlett, Lewis and Bieter, PLLC from January 1995 to December 1996.

A. Bradley Rutledge, Sr. Age 45 2002	Mr. Rutledge serves as Executive Vice President and Chief of Loan Administration of the Bank. Mr. Rutledge joined the Bank in 2002 after serving as County President for Regions Financial Corporation. He graduated from Berry College with a B.S. degree in 1987, and began his banking career with Pickens County Bank in the late 1980’s. He remained with Pickens County Bank for over 13 years, holding numerous positions and transitioning through mergers with 1st National Bancorp and Regions Financial Corporation.

Anthony N. Stancil Age 45 2004	Mr. Stancil serves as Executive Vice President and Chief of Loan Production of the Bank. Mr. Stancil joined the Company in January 2004 after serving as Executive Vice President and Senior Credit Officer of Regions Bank of Cherokee. He graduated from the University of Georgia with a B.B.A. in Banking & Finance, and holds an Associates degree from Reinhardt College. He began his banking career in 1985 at Citizens Bank in Ball Ground, Georgia. After the acquisition of Citizens Bank by Regions Financial Corporation, Mr. Stancil served as Senior Vice President and Senior Lending Officer at Regions Bank of Cherokee from May 1996 to June 2001 and as Executive Vice President and Senior Credit Officer from June 2001 to January 2004.

Bonnie B. Boling Age 54 1997	Ms. Boling serves as Executive Vice President and Retail Administrator of the Bank. From April 1997 until November 2002, Ms. Boling served as Senior Vice President and Chief Financial Officer for the Company, the Bank and CMS. She has a B.S. in Accounting from Kennesaw State University and is a Certified Public Accountant. Ms. Boling held the position of Senior Vice President and Chief Financial Officer for Cherokee Federal Savings Bank, FSB and Bank of North Georgia from 1989 to 1994. Ms. Boling has worked in the banking industry since 1973.

CORPORATE GOVERNANCE

Audit Committee

General

The Audit Committee of the Board of Directors is composed of Messrs. Dean (Chairman) and Gehrmann and Ms. Whitfield, all of whom are independent directors as defined in the Nasdaq and SEC Rules and meet the heightened independence requirements for service on a listed company audit committee. The Audit Committee has the authority and responsibilities set forth in its Charter, including reviewing the Company’s financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. It appoints independent auditors, reviews and approves their audit plan and reviews with the independent auditors the results of the audit and management’s response thereto. The Audit Committee also reviews the adequacy of the internal audit budget and personnel, the internal audit plan and schedule, and results of audits performed by the internal audit staff. The Audit Committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The Audit Committee reports its findings to the Board of Directors. The responsibilities and duties of the Audit Committee are more fully set out in its Charter, which is available on the Company’s website at www.crescentbank.com. The Audit Committee held 10 meetings during 2008.

Given our non-urban location and the challenging economic environment, to date we have been unable to identify a suitable candidate for director that would qualify as an “audit committee financial expert,” as defined by the SEC, to become a member of the Audit Committee. The Board of Directors believes that the incumbent Audit Committee members’ financial acumen is strong and that they can discharge the Audit Committee’s responsibilities.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Conduct and Ethics applicable to all directors, officers and employees, with special provisions applicable to the Company’s Chief Executive Officer and its financial officers. A copy of the Code of Conduct and Ethics will be provided, without charge, upon request to our Secretary, Crescent Banking Company, P.O. Box 668, Jasper, Georgia 30143. The Code of Conduct and Ethics complies with applicable Nasdaq and SEC requirements.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the SEC on a timely basis initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. During the fiscal year ended December 31, 2008, to the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has omitted certain information from Item 11 pursuant to the smaller reporting company regulatory relief and simplification rules.

Summary Compensation

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during each of the last two fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)		All other compensation ($)	Total ($)
J. Donald Boggus President and Chief Executive Officer of the Company and the Bank	2008 2007	282,750 280,000	47,570 31,669	33,932 31,705	— 96,997	(2)	13,429 71,202	377,681 511,573

Leland W. Brantley, Jr. Executive Vice President and Chief Financial Officer of the Company and the Bank	2008 2007	170,138 166,000	35,677 23,752	18,466 19,372	— 57,505	(2)	14,100 9,308	238,381 275,937

A. Bradley Rutledge, Sr. Executive Vice President and Chief of Lending Administration of the Bank	2008 2007	179,644 178,000	35,677 23,752	11,541 9,186	— 61,662	(2)	14,100 11,521	240,962 284,121

(1)	Reflects the dollar amount recognized by the Company for financial statement reporting purposes relating to stock and option awards, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in each fiscal year were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (which we refer to as “FAS 123R”). The assumptions used in determining the grant date fair values of the options are set forth in Note 12, “Stock Options,” to the Company’s consolidated financial statements contained in its annual report on Form 10-K for the years ended December 31, 2003 and December 31, 2004.
(2)	Reflects the cash award earned under our Officer Incentive Plan for fiscal year 2007.

Material Terms of Compensation Arrangements

Equity Awards. Our named executive officers did not receive any equity awards in fiscal year 2008. In fiscal year 2007, we granted our named executive officers restricted stock under our 2001 Long-Term Incentive Plan. The shares of restricted stock vest as to 100% of the shares on the third anniversary of the grant date. During the vesting period, the named executive officers are the beneficial owners of the shares of restricted stock and possess all voting and dividend rights. The restricted shares will vest upon the occurrence of a change in control or upon termination of the named executive officer’s employment other than for cause, death or disability, or resignation for good reason.

Officer Incentive Plan. The Company maintains the Officer Incentive Plan, a performance plan under which our named executive officers may earn annual cash incentive awards equal to a percentage of their base salaries. Our named executive officers were awarded bonuses under this plan in fiscal year 2007, which bonuses are reflected in the “Non-equity incentive plan compensation” column. The Company suspended the Officer Incentive Program for fiscal year 2008.

All Other Compensation. Amounts included in this column for fiscal year 2008 are as follows: (1) employer contributions to 401(k) plan for each of Messrs. Boggus, Brantley and Rutledge, $6,900; (2) automobile allowance for Messrs. Brantley and Rutledge, $7,200; and (3) premiums for life insurance for Mr. Boggus, $5,128.

Outstanding Equity Awards at 2008 Fiscal Year-End Table

The following table provides information concerning unexercised options and restricted stock awards outstanding as of December 31, 2008, for each of our named executive officers, as adjusted for the 2-for-1 stock split that occurred on October 26, 2007.

Outstanding Equity Awards at 2008 Fiscal Year-End

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(9)
Mr. Boggus	20,000	(1)	—		5.00	07/05/11	8,000	(7)	34,000
	20,000	(2)	—		15.445	10/23/13	—		—
	6,667	(3)	3,333	(3)	13.255	11/18/14	—		—
	30,000	(4)	—		16.725	07/21/15	—		—

Mr. Brantley	10,000	(5)	—		6.925	11/21/12	6,000	(8)	25,500
	8,000	(2)	—		15.445	10/23/13	—		—
	5,333	(3)	2,667	(3)	13.255	11/18/14	—		—
	15,000	(4)	—		16.725	07/21/15	—		—

Mr. Rutledge	20,000	(6)	—		7.00	04/08/12	6,000	(8)	25,500
	5,000	(2)	—		15.445	10/23/13	—		—
	3,334	(3)	1,666	(3)	13.255	11/18/14	—		—
	15,000	(4)	—		16.725	07/21/15	—		—

(1)	Stock options awarded to Mr. Boggus on July 5, 2001, under the 2001 Long-Term Incentive Plan, which vested as to 100% of the shares on July 5, 2003.
(2)	Stock options awarded to the executive on October 23, 2003, under the 2001 Long-Term Incentive Plan. The stock options vested as to one-third of the shares on each of October 23, 2006, October 23, 2007, and October 23, 2008.
(3)	Stock options awarded to the executive on November 18, 2004, under the 2001 Long-Term Incentive Plan. The stock options vested as to one-third of the shares on November 18, 2007, and as to another one-third of the shares on November 18, 2008. The final one-third of the shares will vest on November 18, 2009.
(4)	Stock options awarded to the executive on July 21, 2005, under the 2001 Long-Term Incentive Plan, which vested as to 100% of the shares on December 21, 2005.
(5)	Stock options awarded to Mr. Brantley on November 21, 2002, under the 2001 Long-Term Incentive Plan. The stock options vested as to one-third of the shares on each of November 21, 2005, November 21, 2006 and November 21, 2007.
(6)	Stock options awarded to Mr. Rutledge on April 8, 2002, under the 2001 Long-Term Incentive Plan. The stock options vested as to one-half of the shares on April 8, 2004, and as to one-half of the shares on April 8, 2005.
(7)	Restricted stock awarded to Mr. Boggus under the 2001 Long-Term Incentive Plan. 4,000 shares will vest on December 21, 2009, and 4,000 shares will vest on December 20, 2010, provided Mr. Boggus is employed by the Company on such dates.
(8)	Restricted stock awarded to the executive under the 2001 Long-Term Incentive Plan. 3,000 shares will vest on December 21, 2009, and 3,000 shares will vest on December 20, 2010, provided the executive is employed by the Company on such dates.
(9)	Reflects the value as calculated using the closing market price of our Common Stock on the Nasdaq Capital Market as of December 31, 2008, the last trading day in fiscal year 2008 ($4.25).

Material Terms of Retirement Benefits

The Company maintains the Supplemental Executive Retirement Plan (the “SERP”), under which each of our named executive officers participates. The SERP is a defined benefit plan, under which a certain level of benefits is guaranteed upon retirement. If a participant remains in service with the Company until age 65, he or she will be entitled to a supplemental retirement benefit, which we refer to as the “Retirement Benefit.” Each participant has a projected annual Retirement Benefit, which value was calculated by multiplying by 50% the projected dollar value of executive’s base salary at the time he or she entered the plan plus an assumed 4% increase in such salary through age 65. As described below, in certain circumstances, participants may become “vested” in their Retirement Benefit prior to age 65.

The SERP provides that payment of the Retirement Benefit will commence on the later of (i) the 1st day of the month following the month in which the executive reaches age 65, or (ii) the 1st day of the month following the month in which the executive terminates employment. Alternatively, participants may elect to receive their Retirement Benefit beginning when they reach age 65, regardless of whether they incur a termination of employment. Each of our named executive officers made this election. The annual Retirement Benefit is payable for 15 years in equal monthly installments, or, if the participant elects, a lump sum. Messrs. Boggus, Brantley and Rutledge elected to receive the discounted present value of such 15 years of Retirement Benefits in a lump sum payment.

Survivor Benefit. If an executive dies prior to termination of employment, but while employed by the Company, his or her beneficiary will receive a survivor’s benefit payable for 15 years in 180 monthly installments, or a lump sum equal to the present value of such survivor’s benefit. Messrs. Boggus, Brantley and Rutledge elected to receive the discounted present value of 15 years of survivor’s benefits in a lump sum payment. If an executive dies after his or her termination of employment, but prior to the commencement of benefit payments, his or her beneficiary will be entitled to the benefit that the executive would otherwise have been entitled. In addition to the benefits described above, upon executive’s death, his or her beneficiary will be entitled to receive a one-time lump sum death benefit equal to $10,000 to provide for the executive’s burial and/or funeral expenses.

Voluntary or Involuntary Termination Prior to Age 65. In the event of an executive’s voluntary termination of employment with the Company or involuntary termination of employment by the Company prior to age 65, such executive will be entitled to his or her “accrued benefit,” determined at the time of termination of employment, increased annually by monthly compounding or discounting, as applicable, at 6%, (which we refer to as the “interest factor”) until he or she reaches age 65. The accrued benefit is that portion of the Retirement Benefit which is expensed and accrued under generally accepted accounting principles. The accrued benefit will be paid in a lump sum on the first day of the month following the month in which the executive reaches age 65. In the event of an executive’s death prior to payment of his or her benefit, such executive’s beneficiary will be entitled to the payment of his or her accrued benefit in a lump sum payment within 30 days.

Termination for Cause. In the event of an executive’s termination of employment by the Company for cause, he or she will forfeit all benefits under the SERP.

Following a Change in Control. In the event of a change in control of the Company, the executives will be entitled to their full Retirement Benefit, payable in monthly installments commencing at age 65 for 15 years. Alternatively, an executive may elect to have the discounted present value of the Retirement Benefit paid in a lump sum either at age 65 or within 30 days of the change in control. Mr. Boggus elected to have the discounted present value of his Retirement Benefit paid in a lump sum at age 65, and Messrs. Brantley and Rutledge elected to have the discounted present value of their Retirement Benefit paid in a lump sum within 30 days of the change in control. For purposes of determining the present value, the interest factor will be 120% of the semiannual applicable federal rate under the Internal Revenue Code.

Disability While Employed Prior to Age 65. In the event of an executive’s termination of employment by reason of disability prior to age 65, he or she will be entitled to a disability benefit equal to his or her accrued benefit, determined at the time of disability, increased annually by the interest factor until the later of (i) the 1st day of the month following the month in which the executive reaches age 65, or (ii) the 1st day of the month following the month in which the executive terminates employment. Such benefit will be annuitized (using the interest factor), and paid in 180 monthly installments commencing at the later of age 65 or the date of the executive’s disability determination. Executives may also elect to receive the discounted present value of his or her accrued benefit in a lump sum payment within 30 days of his or her disability determination. Mr. Rutledge elected to have his disability benefit payable annually for 15 years in 180 monthly installments commencing at the later of age 65 or the date of his disability determination, and Messrs. Boggus and Brantley elected to have the discounted present value of such 15 years of disability benefits paid in a lump sum.

Death Benefit Following Disability or Change in Control. If an executive becomes entitled to (i) a disability benefit or (ii) his Retirement Benefit due to a change in control but dies before the commencement of the benefit, his or her benefit will be paid to the beneficiary in the same form as it would have been paid absent his death. Executives may also elect to have their death benefit paid to their beneficiary in a lump sum. Mr. Boggus elected to have his survivor benefit paid in a lump sum and Messrs. Brantley and Rutledge elected to have their survivor benefit paid according to its normal schedule.

Material Terms of Arrangements Providing Payments upon Termination of Employment or Change in Control

Change of Control Agreements. On December 30, 2008, we entered into an Amended and Restated Change of Control Employment Agreement, which we refer to as the Change of Control Agreements, with each of our named executive officers. As described in our Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on March 20, 2008, an amendment of these arrangements in 2006 unintentionally resulted in these agreements operating as employment agreements (providing for severance in the event of any qualifying termination of employment), rather than change-in-control agreements (providing for severance only in the event of a qualifying termination following a change in control). The most recent amendment and restatement of the Change of Control Agreements corrected this error and included certain changes to bring the Change of Control Agreements into documentary compliance with Section 409A of the Internal Revenue Code.

Termination other than for Cause, Death or Disability; Resignation for Good Reason (including resignation for any reason during the 30-day period immediately following the first anniversary of a change in control of the Company). The Change of Control Agreements provide the following severance payments and benefits to the executive if his or her employment is terminated without cause or the executive resigns for good reason within three years after a change of control of the Company (as such terms are defined in the Change of Control Agreements):

•	a pro rata bonus for the year of termination based on the executive’s highest annual bonus received from the Company in the prior three years;

•	a severance payment equal to two times the sum of (i) the executive’s then-current annual salary and (ii) highest annual bonus paid to the executive during the prior two years;

•	accelerated vesting of outstanding options and restricted stock awards; and

•	continued group health coverage for two years (including a tax gross-up payment to cover any personal taxes imposed on him or her with respect to such continued coverage).

Each Change of Control Agreement also provides that the executive will be entitled to a tax gross-up payment from the Company to cover any excise tax liability he or she may incur as a result of payments or benefits that may be deemed “golden parachute” payments under Section 280G of the Internal Revenue Code.

Termination Due to Death or Disability; Expiration of Employment Period. In the event of executive’s termination of employment by reason of his or her death or disability, or upon the expiration of the employment period, the executive, or his estate, would be entitled to payment of any accrued but unpaid salary or benefits, plus a pro rata bonus for the year in which the termination occurred based on the executive’s highest annual bonus received from the Company in the last three years.

Termination for Cause; Resignation Without Good Reason. In the event we terminate the executive’s employment for cause, or the executive terminates employment without good reason, the executive will be entitled to his or her accrued but unpaid salary or benefits.

Restrictive Covenants. Each of the agreements contains confidentiality covenants that apply during the executive’s employment with us and after his or her termination of employment. The agreements also subject the executives to certain non-compete obligations for a one-year period following a change in control of the Company; provided, however, that such non-compete obligations terminate upon the executive’s termination without cause or for good reason.

2001 Long-Term Incentive Plan. Pursuant to the 2001 Long-Term Incentive Plan, all outstanding awards will become fully vested upon the occurrence of a change in control (regardless of whether a participant incurs a termination of employment), or upon a participant’s death or disability.

Compensation of Directors

The following table sets forth the cash and other compensation paid by the Company to the members of the Board of Directors of the Company for all services in all capacities during fiscal year 2008.

Director Compensation for Fiscal Year 2008

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2) (3)	Total ($)
John S. Dean, Sr.	39,550	5,318	44,868
Charles R. Fendley	32,800	5,318	38,118
Charles Gehrmann	35,800	5,318	41,118
Michael W. Lowe	27,100	5,318	32,418
Cecil Pruett	36,700	5,318	42,018
Janie Whitfield	39,250	5,318	44,568

(1)	Consists of the following amounts:

Director	Basic Annual Retainer ($)	Meeting Fees ($)	Bank Fees ($)
Mr. Dean	4,000	6,150	29,400
Mr. Fendley	4,000	—	28,800
Mr. Gehrmann	4,000	5,700	26,100
Mr. Lowe	4,000	—	23,100
Mr. Pruett	4,000	—	32,700
Ms. Whitfield	4,000	6,150	29,100

(2)	Reflects the dollar amount recognized by the Company in fiscal year 2008 for financial statement reporting purposes relating to option awards. Because the stock options were fully vested upon grant, this amount also represents the grant date fair value of the option awards. The fair values of these awards and the amounts expensed in fiscal year 2008 were determined in accordance with FAS 123R. The assumptions used in determining the grant date fair values of the option awards are set forth in Note 12, “Stock Options,” in the Company’s consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities Exchange Commission.
(3)	The aggregate numbers of outstanding stock options held by each director as of December 31, 2008, are as follows: Mr. Dean, 13,600; Mr. Fendley, 18,556; Mr. Gehrmann, 13,600; Mr. Lowe, 13,600; Mr. Pruett, 10,056; and Ms. Whitfield, 9,256.

Director Compensation

Annual Retainer. During fiscal year 2008, each member of the Company’s Board of Directors received an annual retainer fee of $4,000. Each director who also serves as a member of the Bank’s Board of Directors received an annual retainer fee of $1,500 for serving on the Bank’s Board of Directors.

Meeting Fees. Each of our directors received $1,500 for each board meeting attended through October 2008. The Board approved reducing the fee received from $1,500 to $1,000 after the October 2008 board meeting. Members of the Audit Committee and Compensation Committee of the Company, which also serve as the Audit

Committee and Compensation Committee of the Bank, receive an additional fee of $450 and $300, respectively, for each committee meeting attended. Members of the Loan Committee, the Asset/Liability and Investment Committee, the Mortgage Banking Committee and the Executive Committee of the Bank receive a fee of $300 for each meeting attended.

Equity Awards. On the date of the 2008 annual meeting of shareholders, each director received a stock option to purchase 1,500 shares of the Company’s Common Stock. These options were granted under the 2001 Non-Employee Director Stock Option Plan, and were fully-vested on the date of grant.

Supplemental Director Retirement Plan. Each director participates in the Supplemental Director Retirement Plan (the “SDRP”). The terms of the SDRP are similar to those under the SERP, in which the named executive officers participate, described on pages 10 and 11 of this report, except that the normal retirement age under the SDRP is 70. Each director elected to have their SDRP retirement benefit paid in 180 monthly installments. In the event of a change in control of the Company, the directors will be entitled to their full retirement benefit, payable commencing at age 70 in 180 monthly installments. The directors’ disability benefit will be paid in 180 monthly installments commencing at the later of age 65 or the date of the director’s disability determination. If a director dies prior to termination of service with the Company, his or her beneficiary will receive a survivor’s benefit and a one-time lump sum death benefit equal to $10,000 to provide for the director’s burial and/or funeral expenses. In the event the director has a voluntary or involuntary termination of service with the Company prior to age 70, such director will be entitled to his or her “accrued benefit,” determined at the time of termination of service, increased annually by monthly compounding or discounting, as applicable, at 6% until he or she reaches age 70. In the event of a director’s termination of service for cause, he or she will forfeit all benefits under the SDRP. In 2008, Messrs. Pruett and Gehrmann received payments under the SDRP.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners

The following table reflects the number and percentage of shares of Common Stock beneficially owned, as of April 13, 2009, by (i) each of the directors, (ii) each of the executive officers named in the Summary Compensation Table below, (iii) all of the directors and executive officers of the Company as a group, and (iv) those persons known by the Company to beneficially own more than 5% of the Common Stock. Management of the Company is informed that all such shares were held individually by each such shareholder with sole voting and investment power, except as noted herein.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
J. Donald Boggus, Jr., President, Chief Executive Officer and Director 281 Happy Talk Trail Jasper, GA 30143	526,991	(2) (13)	9.64%

John S. Dean, Sr., Chairman 357 Alpine Drive Jasper, GA 30143	106,223	(3)	1.97%

Charles R. Fendley, Director 165 Town Creek Trail Jasper, GA 30143	45,036	(4) (13)	0.83%

Charles Gehrmann, Director 761 ADRA Road Morganton, GA 30560	73,598	(5)	1.36%

Michael W. Lowe, Director Fox Run Jasper, GA 30143	1,805,403	(6)	33.43%

Cecil Pruett, Director 371 Hilton Way Canton, Georgia 30114	27,463	(7)	0.51%

Janie Whitfield, Director Rachel Drive Jasper, GA 30143	134,300	(8)	2.49%

Leland W. Brantley, Jr., Chief Financial Officer 977 Laurel Field Lane Marietta, GA 30064	44,333	(9) (13)	0.82%

A. Bradley Rutledge, Sr., Executive Officer 387 Winchester Ridge North Jasper, Georgia 30143	59,833	(10) (13)	1.10%

Anthony N. Stancil, Executive Officer 5010 Rebels Run Canton, Georgia 30114	61,504	(11) (13)	1.13%

Bonnie B. Boling, Executive Officer 264 East Boling Road Jasper, Georgia 30143	62,173	(12) (13)	1.15%

All current directors and executive officers as a group (11 persons)	2,946,857		51.74%

(1)	Information relating to beneficial ownership of Common Stock is based upon information furnished by each person using “beneficial ownership” concepts as set forth in the rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under those rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Accordingly, directors are named as beneficial owners of shares as to which they may disclaim any beneficial interest.
(2)	Includes 3,024 shares held by Mr. Boggus’ wife, 195,748 shares held by Pickland, Inc., 90,860 shares held by DJT Investments, LLLP, 79,940 shares held by Happy Talk Trail Partners LLLP, 16,228 shares held by Trust U/W James D. Boggus, Sr. and 76,666 shares Mr. Boggus has the right to acquire within 60 days pursuant to vested options.
(3)	Includes 13,600 shares Mr. Dean has the right to acquire within 60 days pursuant to vested options.
(4)	Includes 18,556 shares Mr. Fendley has the right to acquire within 60 days pursuant to vested options.
(5)	Includes 13,600 shares Mr. Gehrmann has the right to acquire within 60 days pursuant to vested options.

(6)	Includes 67,286 shares held by Mr. Lowe’s wife and held as custodian for his children and 13,600 shares Mr. Lowe has the right to acquire within 60 days pursuant to vested options.
(7)	Includes 10,056 shares Mr. Pruett has the right to acquire within 60 days pursuant to vested options.
(8)	Includes 9,256 shares Ms. Whitfield has the right to acquire within 60 days pursuant to vested options.
(9)	Includes 38,333 shares Mr. Brantley has the right to acquire within 60 days pursuant to vested options.
(10)	Includes 43,333 shares Mr. Rutledge has the right to acquire within 60 days pursuant to vested options.
(11)	Includes 38,333 shares Mr. Stancil has the right to acquire within 60 days pursuant to vested options and 14,810 shares that are held in street name.
(12)	Includes 32,666 shares Ms. Boling has the right to acquire within 60 days pursuant to vested options.
(13)	The Company has awarded 8,000 restricted shares of Common Stock to Mr. Boggus, 6,000 shares of restricted stock to each of Ms. Boling and Messrs. Brantley, Stancil and Rutledge and 4,000 shares of restricted stock to Mr. Fendley. Of these shares, half vest on December 21, 2009 and half vest on December 20, 2010; however, if the holder ceases to be employed by the Company prior to the vesting date, he or she loses all rights with respect to these shares. The ownership totals for each of these individuals includes these restricted shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding shares of the Company’s Common Stock authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders (1)	492,520	13.59	179,462
Equity compensation plans not approved by security holders	—	—	—
Total	492,520	13.59	179,462

(1)	2001 Long-Term Incentive Plan and 2001 Non-Employee Director Stock Option Plan.
(2)	Includes shares of Common Stock issuable pursuant to the exercise of stock options.
(3)	Includes 56,500 shares that are available for issuance pursuant to grants of restricted stock awards under the 2001 Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

The Bank and CMS have had, and the Bank expects to have in the future, commercial and mortgage banking transactions in the ordinary course of business with certain of their and the Company’s directors, nominees for director, executive officers, five percent shareholders, members of these persons’ immediate families and certain business organizations with which these persons are associated. These transactions include loans, commitments, lines of credit, and letters of credit, any of which may, from time to time, exceed $120,000. The Bank is subject to Federal Reserve Regulation O, which governs loans to directors, executive officers and principal shareholders. Each of these transactions, including any loans, has been made on substantially the same terms, including interest rates, repayment terms, and collateral, as those prevailing at the time for comparable transactions with other persons, and did not at the time they were made, and do not currently, involve more than normal risk of collectibility or present other features unfavorable to the Bank, the Company or CMS. Additional transactions with such persons and businesses are anticipated in the future. At December 31, 2008, the amount of credit extended to directors, executive officers, and principal shareholders and their associates was approximately $7,899,000, or approximately 17% of the Company’s consolidated shareholders’ equity.

The Board of Directors has adopted a written Related Party Transactions Policy. Under this policy, either the related person or the appropriate Company employee is required to discuss the potential transaction with the Chief Executive Officer or the Chief Financial Officer of the Company. The discussion should include the following factors: (i) the identification of the related party and the nature of his or her affiliation with the Company; (ii) the nature and amount of the proposed transaction; (iii) the benefits to the Company of the proposed transaction; (iv) if applicable, the availability of other sources of comparable products or services; (v) whether the proposed transaction is on terms comparable to terms available to unrelated third parties or to employees generally; and (vi) the anticipated impact of the proposed transaction on the Company’s financial statements and disclosure. The Chief Executive Officer or Chief Financial Officer is required to communicate the results of this discussion to the Audit Committee, and the Audit Committee will review the proposed transaction and approve or disapprove the proposed transaction at its next meeting. If the event that the Chief Executive Officer or Chief Financial Officer determines that it is not practicable or desirable to wait until the next Audit Committee meeting, they may submit the proposed transaction to the Chairman of the Audit Committee. The Chairman of the Audit Committee will call a special meeting of the Audit Committee to review the proposed transaction. In reviewing proposed transactions, the Audit Committee will consider all relevant facts and circumstances, and shall approve or ratify only those transactions that are in, or not inconsistent with, the best interests of the Company and its shareholders. The Audit Committee is authorized to approve proposed transactions where it finds (i) that there is a compelling business reason to do so, (ii) that it has been fully informed of all significant conflicts of interest that may arise, (ii) that the Company is justified in entering into the transaction, and (iii) that the Company has developed an appropriate plan to manage the potential conflicts of interest. Directors or executive officers who are interested in a particular transaction do not participate in the discussions by the Audit Committee regarding the transaction with respect to which they are interested.

On October 1, 2004, the Company entered into a lease for its main office and headquarters with Pickland, Inc. The Company renewed the lease for a two-year term beginning on January 1, 2007 pursuant to which the Company paid rent of $10,500 per month, or $126,000 per year, to Pickland, Inc. during 2007. On December 31, 2007, the Company entered into a new lease for this space pursuant to which the Company paid rent of $12,107 per month, or $145,284 per year, during 2008. In addition, on December 31, 2007, the Company entered into a second lease for its lending operations with Pickland, Inc. pursuant to which the Company paid rent of $6,875 per month, or $82,500 per year, for the period February 1, 2008 through January 31, 2009. Each lease is for a term of seven years, and, if not terminated by either party 90 days prior to the expiration of the term, automatically renews for an additional five year term. The leases provide that, beginning January 1 and February 1, respectively, of each subsequent year, the monthly rent will increase to correspond with cost of living increases based upon the twelve month consumer price index. The twelve month consumer price index for 2008 was 3.8%. Therefore, the rent for the main office and headquarters increased from $12,107 to $12,567 a month or $150,804 a year on January 1, 2009. The rent for lending operations office increased from $6,875 to $7,136 a month or $85,632 a year on February 1, 2009. J. Donald Boggus, Jr., our President and Chief Executive Officer and a Director, owns approximately 32% of Pickland, Inc.

In addition, during 2008 the Company paid approximately $288,000 in medical insurance premiums to Blue Cross Blue Shield of Georgia and approximately $630,000 in medical insurance premiums to Coventry Healthcare of Georgia. The Company paid approximately $19,000 in dental and vision insurance premiums to CompBenefits during 2008. This insurance was purchased through Pruett and Associates, an insurance agency previously owned and controlled by Cecil Pruett, one of our directors. Mr. Pruett sold his interest in the insurance agency on July 1, 2008, and no longer receives any compensation from the agency. Pruett and Associates received commissions in the amount of approximately $23,000 related to the Company’s purchase of medical, dental and vision insurance during the first half of 2008. Management believes the commissions were fair and reasonable and did not exceed commissions that would be paid to an unaffiliated third-party firm. The Company expects to continue this relationship in the future; however, the transactions between the Company and the insurance agency are no longer related party transactions subject to the Company’s Related Party Transactions Policy.

With respect to the lease between the Company and Pickland, Inc., the Company retained an independent consultant to appraise the property and review the terms of the lease to ensure that the lease conforms economically and on other terms for leases of similar commercial property in the area. With respect to the Company’s medical, dental and vision insurance, the Company obtains competing bids from unaffiliated third-party insurance agencies approximately every 3 years prior to purchasing or renewing insurance policies through Pruett and Associates.

With the exception of the disclosures referenced above, and other than in the ordinary course of business, there were no transactions during 2008, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

Corporate Governance

Independent Directors

The Company’s Common Stock is listed on the Nasdaq Capital Market. Nasdaq requires that a majority of our directors be “independent directors,” as defined in the Nasdaq Rules. Generally, a director does not qualify as an independent director if the director (or, in some cases, a member of a director’s immediate family) has, or in the past three years had, certain relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined that a majority of the Company’s directors are independent directors under the Nasdaq Rules. The following current directors and nominees for director qualify as independent directors under the Nasdaq Rules:

John S. Dean, Sr.

Charles Gehrmann

Michael W. Lowe

Janie Whitfield

In addition, each of the members of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are independent as defined under the Nasdaq Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information Concerning the Company’s Independent Auditor

The certified public accounting firm of Dixon Hughes PLLC (“Dixon Hughes”) was the independent auditor for the Company during the year ended December 31, 2008, and has audited the Company’s 2006, 2007 and 2008 consolidated financial statements. The Board of Directors, upon the recommendation of the Audit Committee, has appointed Dixon Hughes as independent auditors for the Company and its subsidiaries for the current fiscal year ending December 31, 2009. Representatives of Dixon Hughes are expected to be present at the Annual Meeting and will have the opportunity to make a statement if they desire to do so and to respond to any appropriate questions from shareholders.

Audit and Other Fees

Dixon Hughes has advised the Company that neither the firm nor any of its partners has any direct or material interest in the Company and it subsidiaries except as auditors and independent certified public accountants of the Company and its subsidiaries. The following table shows the aggregate fees billed to the Company for professional services by Dixon Hughes for fiscal years 2008 and 2007:

	FISCAL 2008	FISCAL 2007
Audit Fees (1)	$153,200	$159,172
Audit-Related Fees (2)	19,000	19,000
Tax Fees (3)	23,700	17,650
Other Fees (4)	6,285	4,250

Total	$202,185	$200,072

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the quarterly interim consolidated financial statements and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, as well as such services as consents and assistance with and review of documents filed with the SEC.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees” and include employee benefit plan audits, accounting consultations, internal control reviews, and attest services that are not required by statute or regulation.
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

Based upon the Company’s relationship with Dixon Hughes, including the services and fees described above, the Company’s Board of Directors believes that the provision of services by Dixon Hughes to the Company is compatible with maintaining the independence of Dixon Hughes from the Company.

During the two most recent fiscal years and through the date hereof, the Company has not consulted with Dixon Hughes on items that (i) were or should have been subject to SAS 50, or (ii) concerned the subject matter of a disagreement or reportable event with the former auditor as (described in Regulation S-K, Item 304 (a)(2)).

The Company also paid $89,895 in Audit-Related Fees to Professional Bank Services (“PBS”) during the year ended December 31, 2008, and $76,926 in Audit-Related Fees and $1,461 in Other Fees to PBS during the year ended December 31, 2007. The Audit-Related Fees paid to PBS were for internal documentation and testing of controls required under the Sarbanes-Oxley Act of 2002. The Other Fees paid to PBS in 2007 were for an internal audit of the Company’s internal controls. The fees paid to PBS were in addition to the fees billed by Dixon Hughes and are not included in the totals set forth in the table above.

Audit Committee Pre-Approval Policy

Under the Audit Committee’s Charter and Pre-Approval Policy, the Audit Committee is required to approve in advance the terms of all audit services provided to the Company as well as all permissible audit-related and non-audit services to be provided by the independent auditors. Unless a service to be provided by the independent auditors has received approval under the Pre-Approval Policy, it will require specific pre-approval by the Audit Committee. The Pre-Approval Policy is detailed as to the particular services to be provided, and the Audit Committee is to be informed about each service provided. The approval of non-audit services may be delegated by the Compensation Committee to any of its members, but may not be performed by the Company’s management. The term of any pre-approval is twelve months, unless the Audit Committee specifically provides for a different period.

The Audit Committee will approve the annual audit engagement terms and fees prior to the commencement of any audit work other than that necessary for the independent auditor to prepare the proposed audit approach, scope and fee estimates. In addition to the annual audit work, the independent auditors may perform certain other audit-related, tax or non-audit services that are pre-approved by the Audit Committee and are not prohibited by regulatory or other professional requirements. Engagements for the annual audit and recurring tax return preparation engagements shall be reviewed and approved annually by the Audit Committee based on the agreed upon engagement terms, conditions and fees. The nature and dollar value of services provided under these engagements shall be reviewed by the Audit Committee to approve changes in terms, conditions and fees resulting from changes in audit scope, Company structure or other items, if any.

In the event audit-related or non-audit services that are pre-approved under the Pre-Approval Policy have an estimated cost in excess of certain dollar thresholds, these services require specific pre-approval by the Audit Committee. Any proposed engagement must be approved in advance by the Audit Committee applying the principles set forth in the Pre-Approval Policy prior to the commencement of the engagement. In determining the approval of services by the independent auditors, the Audit Committee evaluates each service to determine whether the performance of such service would: (a) impair the auditors’ independence; (b) create a mutual or conflicting interest between the auditor and the Company; (c) place the auditor in the position of auditing his or her own work; (d) result in the auditor acting as management or an employee of the Company; or (e) place the auditor in a position of being an advocate for the Company. In no event are monetary limits the only basis for the pre-approval of services.

During the 2007 and 2008 fiscal years, all of the professional services provided by Dixon Hughes were pre-approved by the Audit Committee, and no fees were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X, pursuant to which the pre-approval requirements may be waived in certain limited circumstances.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Donald Boggus, Jr. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ Leland W. Brantley, Jr. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2009

/s/ John S. Dean, Sr. John S. Dean, Sr.	Chairman of the Board of Directors	April 30, 2009

/s/ Charles Fendley Charles Fendley	Director	April 30, 2009

/s/ Charles Gehrmann Charles Gehrmann	Director	April 30, 2009

/s/ Michael W. Lowe Michael W. Lowe	Director	April 30, 2009

/s/ Cecil Pruett Cecil Pruett	Director	April 30, 2009

/s/ Janie Whitfield Janie Whitfield	Director	April 30, 2009