Form 10-Q
period 2009-03-31
CRESCENT BANKING CO
filed 2009-05-15
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (do not check if small reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 8, 2009, Crescent Banking Company had 5,391,286 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009
		December 31, 2008
Assets
Cash and due from banks	$29,498,634	$6,680,289
Interest-bearing deposits in banks	99,502,669	63,078,645
Federal funds sold	53,950,000	83,269,000
Investment securities available-for-sale	31,921,563	33,593,627
Investment securities held-to-maturity, at cost (fair value approximates $3,810,000 and $3,874,400, respectively)	4,000,000	4,000,000
Restricted equity securities	3,440,975	3,210,675
Mortgage loans held for sale	680,302	979,130
Loans	776,108,967	785,389,240
Less allowance for loan losses	(21,510,698)	(22,280,041)

Loans, net	754,598,269	763,109,199
Premises and equipment	22,452,571	22,756,531
Other real estate owned	33,033,258	25,815,072
Cash surrender value of life insurance	14,270,168	14,133,412
Deposit intangibles	147,592	179,030
Deferred tax asset	490,668	2,435,074
Other assets	16,886,792	15,729,536

Total Assets	$1,064,873,461	$1,038,969,220

Liabilities
Deposits
Noninterest-bearing	$41,795,151	$40,637,774
Interest-bearing	924,019,945	895,223,907

Total deposits	965,815,096	935,861,681
Short-term borrowings	13,568,509	10,018,509
Long-term borrowings	45,167,000	48,167,000
Accrued interest and other liabilities	6,692,454	6,476,004
Liabilities related to discontinued operations	1,694,496	1,694,496

Total liabilities	$1,032,937,555	$1,002,217,690

Shareholders’ equity
Preferred stock, par value $1.00; 1,000,000 shares authorized; no shares issued or outstanding, respectively	$—	$—
Common stock, par value $1.00; 10,000,000 shares authorized; 5,387,647 and 5,384,547 issued, respectively	5,387,647	5,384,547
Capital surplus	19,319,695	19,180,530
Retained earnings	7,027,872	12,166,918
Treasury stock, 33,336 shares	(296,091)	(296,091)
Accumulated other comprehensive income	496,783	315,626

Total shareholders’ equity	31,935,906	36,751,530

Total liabilities and shareholders’ equity	$1,064,873,461	$1,038,969,220

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended March 31,
	2009	2008
Interest income
Loans including fees	$10,829,745	$14,142,745
Mortgage loans held for sale	5,332	433
Taxable securities	411,742	337,032
Non-taxable securities	23,500	6,528
Deposits in banks	406,327	9,626
Federal funds sold	29,927	232,122

Total interest income	$11,706,573	$14,728,486

Interest expense
Deposits	8,684,603	8,773,260
Short-term borrowings	161,144	154,179
Long-term borrowings	427,833	621,815

Total interest expense	$9,273,580	$9,549,254

Net interest income	2,432,993	5,179,232
Provision for loan losses	2,680,000	3,604,000

Net interest income (loss) after provision for loan losses	(247,007)	1,575,232

Noninterest income
Service charges on deposit accounts	322,961	381,976
Gains on sales of SBA loans	23,898	72,304
Other operating income	508,037	501,487

Total noninterest income	$854,896	$955,767

Noninterest expenses
Salaries and employee benefits	2,858,297	3,006,458
Occupancy and equipment	425,488	448,063
Supplies, postage, and telephone	250,465	259,894
Advertising	77,010	104,778
Insurance expense	255,495	202,327
Depreciation and amortization	429,889	418,319
Legal and professional	839,888	468,468
Director fees	49,025	79,950
Foreclosed asset expense, net	992,456	295,820
Other operating expenses	390,780	490,270

Total noninterest expenses	$6,568,793	$5,774,347

Loss before income taxes	(5,960,904)	(3,243,348)
Applicable income tax benefit	(821,857)	(1,317,048)

Net loss	(5,139,047)	(1,926,300)

Other comprehensive income
Unrealized gains on securities available-for-sale arising during period, net of tax	181,158	189,987

Comprehensive loss	$(4,957,889)	$(1,736,313)

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(unaudited)

	For the three months ended March 31,
	2009	2008
Loss per share
Basic loss per share	$(0.97)	$(0.37)
Diluted loss per share	$(0.97)	$(0.37)

Cash dividends per share of common stock	$0.00	$0.08

See Notes to Consolidated Financial Statements

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2009	2008
Operating Activities
Net loss	$(5,139,047)	$(1,926,300)
Adjustments to reconcile net loss to net cash provided used by operating activities:
Amortization of discount on securities	14,459	(5,560)
Amortization of deposit intangible	31,438	31,438
Net gain on sale of other real estate owned	(75,982)	(46,516)
Amortization of mortgage servicing rights	3,480	3,479
Provision for loan losses	2,680,000	3,604,000
Depreciation	394,972	383,402
Proceeds from sales of mortgage loans held for sale	9,041,854	11,297,348
Originations of mortgage loans held for sale	(8,743,026)	(11,680,682)
Income on life insurance policies	(136,756)	(126,697)
Deferred tax	1,823,634	(1,221,043)
Decrease in interest receivable	236,893	1,343,117
Increase (decrease) in interest payable	5,998	(474,622)
Stock based compensation expense	128,926	164,302
Net cash used in discontinued operations	—	(167,782)
Net change in other assets, liabilities and other operating activities	(878,220)	(1,712,364)

Net cash used by operating activities	(611,377)	(534,480)

Investing Activities
Net increase in interest-bearing deposits in banks	(36,424,024)	(1,506,974)
Purchase of securities available-for-sale	(2,038,750)	(4,160,970)
Purchase of securities held-to-maturity	—	(4,000,000)
Proceeds from maturities/calls of securities available-for-sale	2,500,000	3,581,489
Proceeds from sales of securities available-for-sale	1,498,284	—
Purchase of other securities	(230,300)	(251,400)
Proceeds from sale of other real estate owned	1,736,054	490,190
Net (increase) decrease in federal funds sold	29,319,000	(19,250,000)
Net decrease in loans	(3,356,284)	(9,594,219)
Purchase of premises and equipment	(91,012)	(328,185)

Net cash used in investing activities	(7,087,032)	(35,020,069)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(unaudited)

	For the three months ended March 31,
	2009	2008
Financing Activities
Net increase in deposits	29,953,415	37,383,248
Net increase in borrowings	550,000	—
Excess tax benefits from share-based payment arrangements	—	96,566
Issuance of common stock for dividend reinvestment plan	—	202,734
Issuance of common stock for share purchase plan	13,339	—
Proceeds from the exercise of stock options	—	42,083
Dividends paid	—	(420,627)

Net cash provided by financing activities	30,516,754	37,304,004

Net increase in cash and due from banks	22,818,345	1,749,455
Cash and due from banks at beginning of period	6,680,289	7,700,345

Cash and due from banks at end of period	$29,498,634	$9,449,800

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$9,267,582	$10,023,876
Cash paid during period for taxes	—	613,000
Principal balances of loans transferred to other real estate owned	9,187,214	428,925
Unrealized loss on securities available for sale, net	181,158	189,987

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the 2008 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at both March 31, 2009 and December 31, 2008 include liabilities of $1,694,496 related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability remaining from the sale of the Company’s wholesale mortgage operation in 2003. The estimated recourse liability at both March 31, 2009 and December 31, 2008 for future losses is $1.7 million and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2008 to March 31, 2009.

Changes in the allowance for recourse obligation are as follows:

2009
Balance at December 31, 2008	$1,694,496
Provisions for recourse obligations	—
Losses indemnified	—

Balance at March 31, 2009	$1,694,496

NOTE 3—LOANS

The composition of loans is summarized as follows:

	March 31, 2009	December 31, 2008
Commercial	$36,694,771	$36,184,933
Real estate – construction and land development	329,377,310	347,117,835
Real estate – mortgage	395,933,325	387,172,975
Consumer installment and other	14,103,561	14,913,497

	776,108,967	785,389,240
Allowance for loan losses	(21,510,698)	(22,280,041)

Loans, net	$754,598,269	$763,109,199

Changes in the allowance for loan losses are as follows:

Balance at December 31, 2008	$22,280,041
Provision for loan losses	2,680,000
Loans charged off	(3,502,677)
Recoveries of loans previously charged off	53,334

Balance at March 31, 2009	$21,510,698

The investment in non-performing loans, consisting of renegotiated and non-accrual loans, was $30,281,893 and $36,778,482 at March 31, 2009 and December 31, 2008, respectively. Total non-performing loans outstanding that required a specific allowance were $7,314,980 and $21,994,274, respectively, as of March 31, 2009 and December 31, 2008. Total allowances of

NOTE 3—LOANS (CONTINUED)

approximately $1,907,000 and $4,680,000 have been established for non-performing loans outstanding as of March 31, 2009 and December 31, 2008, respectively. Of the non-performing loans without a specific allowance at March 31, 2009, the Company has already charged-off amounts totaling $4,261,665. Of the $30,281,893 and $36,778,482 in non-performing loans at March 31, 2009 and December 31, 2008, $6,688,234 and $17,896,747, respectively, was related to renegotiated loans. In relation to these loans, the Company has either reduced interest rates or deferred interest payments in order to provide the borrowers time to reorganize their finances. Total renegotiated loans outstanding that required a specific allowance were $6,272,157 and $17,760,378 at March 31, 2009 and December 31, 2008, respectively. The total specific allowance on these renegotiated loans was approximately $1,513,000 and $3,384,000 at March 31, 2009 and December 31, 2008, respectively.

Total impaired loans, which include our total non-performing loans of $30,281,893 discussed above, was $61,900,493 at March 31, 2009. This compares to total impaired loans of $65,620,890 at December 31, 2008. Of our total impaired loans, $38,933,580 required a specific allowance totaling approximately $8,316,000. Of the impaired loans without a specific allowance at March 31, 2009, the Company has already charged-off amounts totaling $4,261,665.

NOTE 4—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net loss (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

	Three Months Ended March 31, 2009
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	$(5,139,047)	5,271,915	$(0.97)
Effect of dilutive securities (stock options and restricted stock)	—	—	—
Diluted loss per share	$(5,139,047)	5,271,915	$(0.97)

	Three Months Ended March 31, 2008
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	$(1,926,300)	5,177,789	$(0.37)
Effect of dilutive securities (stock options and restricted stock)	—	48,786	—
Diluted loss per share	$(1,926,300)	5,226,575	$(0.37)

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2009 and December 31, 2008, the Company was a party to interest rate swap contracts (back-end derivatives) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,560,000 with a fair value of approximately $(1,331,000) at March 31, 2009 and approximately $8,764,000 with a fair value of approximately $(1,407,000) at December 31, 2008. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2009. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

NOTE 6—FAIR VALUE MEASUREMENT (CONTINUED)

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate

Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. As such, the Company classifies other real estate subjected to nonrecurring fair value adjustments as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	March 31, 2009
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
				(Amounts in Thousands)
Securities available-for-sale	—	$31,922	—	$31,922	$31,922
Derivative assets	—	$1,331	—	$1,331	$1,331
Derivative liabilities	—	$(1,331)	—	$(1,331)	$(1,331)

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

	March 31, 2009
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
				(Amounts in Thousands)
Impaired loans	—	—	$45,899	$45,899	$45,899
Other Real Estate	—	—	$32,598	$32,598	$32,598
Other Assets – Trust Preferred Investment	—	$176	—	$176	$176

NOTE 7—SUBSEQUENT EVENTS

On April 29, 2009, the board of directors of the Company’s wholly-owned subsidiary, Crescent Bank and Trust Company (the “Bank”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Financing (the “Georgia Department”), entered into an order (the “Order”), requiring the Bank to cease and desist from certain unsafe and unsound practices and to adopt a program of corrective action as a means of addressing the identified deficiencies. The Order became effective on May 11, 2009. The Order alleged that the Bank is: operating with a board of directors that has failed to provide adequate supervision over and direction to the management of the Bank; operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; operating with marginally adequate equity capital and reserves in relation to the volume and quality of assets held by the Bank; operating with an excessive level of adversely classified items; operating with inadequate provisions for liquidity and funds management; operating with hazardous loan underwriting and administration practices; operating in such a manner as to produce operating losses; and operating in apparent violation of certain laws, regulations and/or statements of policy.

The Order requires that the Bank implement a number of actions, including: developing a written analysis and assessment of the Bank’s management and staffing needs; increasing the board of directors’ participation in the Bank’s affairs; and having and retaining qualified management, including a chief executive officer responsible for the supervision of the lending function and a senior lending officer with experience in upgrading a low quality loan portfolio. The Order further requires the Bank to: increase its capital so that it has a minimum Tier 1 Capital Ratio of 8.0% and a minimum Total Risk Based Capital Ratio of at least 10.0% within 120 days of the effective date of the Order; eliminate certain classified assets not previously collected or charged-off; reduce risk exposure with respect to certain problem assets; cease the extension of additional credit to certain borrowers; implement a plan to improve the Bank’s lending practices; implement a plan for reducing credit concentration; establish and maintain a policy to ensure the adequacy of the allowance for loan losses; formulate and implement a plan to improve earnings; implement an assets/liability management policy; develop and implement a written liquidity contingency funding plan; obtain a waiver from the FDIC prior to accepting, renewing or rolling over brokered deposits; review and implement Bank Secrecy Act compliance; and eliminate or correct all apparent violations of law. The Bank’s board of directors consented to the Order without admitting to or denying any of these allegations.

These findings were the result of a regulatory examination of the Bank that was completed in July 2008 and are based upon the Bank’s June 30, 2008 financial information. Prior to receiving the Report of Examination from the FDIC and the related Order in April 2009, the Bank’s management had already begun to undertake a process to address many of the deficiencies that were cited in the Order. In October 2008, the board of directors of the Company and the Bank proactively adopted a self-imposed “Action Plan” to address many of the challenges that the Company and the Bank are facing. Under the Action Plan, the Bank has improved its liquidity position, aggressively recognized and reserved for troubled assets, reduced its concentrations in development and construction loans, reduced overhead, started strategic initiatives to increase transaction deposits, implemented a plan to reduce wholesale and broker deposits and conducted an outside assessment of management and staffing levels.

In addition, the Bank’s board of directors has created a Directors Committee to ensure that all of the deficiencies noted in the Order are being addressed in a timely and effective manner. Pursuant to the Order, the Bank is required to provide a quarterly report to the Georgia Department and the FDIC reflecting its progress status towards full compliance with the Order.

NOTE 8— GOING CONCERN OPINION

Dixon Hughes PLLC, the Company’s independent registered public accounting firm, has issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2008 that contains an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. Continued operations depend on our ability to raise additional capital, which we may be unable to accomplish in this weakened economic environment. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made or incorporated by reference in this Form 10-Q, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report, may constitute “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of Crescent Banking Company (“Crescent” or the “Company”), or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

•	the inability of the Company to raise capital to fund our operations, particularly the origination of new loans and other strategic initiatives;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products that may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

Recent Developments

General

During 2008 and the first quarter of 2009, turmoil within the financial services industry, the economy and the effect on real estate generally contributed to an increase in the Company’s non-performing assets and a decrease in the Company’s earnings. In response, the Company has taken what it believes to be an aggressive approach with respect to determining the probability of losses in its loan portfolio. The Company attempted to strengthen its credit structure to assure sound operating practices during these challenging times. The Company and its wholly owned subsidiary, Crescent Bank and Trust Company (the “Bank” or “Crescent Bank”), were not adequately capitalized under all applicable regulatory capital measurements as of March 31, 2009. In addition, the Federal Deposit Insurance Corporation (the “FDIC”), as the Bank’s primary federal regulator and deposit insurer, and the Georgia Department of Banking and Finance (the “Georgia Department”), as the Bank’s chartering authority, have issued an order (the “Order”), as described more fully below, requiring the Bank to cease and desist from certain unsafe and unsound practices and to adopt a program of corrective action as a means to address the identified deficiencies.

In light of the foregoing, the Company is making all efforts to increase its capital ratios and liquidity. As part of those efforts, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Bank. We have been actively pursuing a number of capital-raising alternatives including, without limitation, through a private placement (the “Private Placement”) of approximately $27.2 million of convertible preferred stock to a group of investors comprised of members of our management and board of directors, as well as several third-party investors (collectively, the “Purchasers”), and participation in the Capital Purchase Program administered by the U.S. Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program. Consummation of the Private Placement was subject to a number of closing conditions, including, without limitation, the Treasury’s approval of our Capital Purchase Program application. On March 3, 2009, we voluntarily withdrew our application to participate in the Capital Purchase Program and this condition was not waived by the Purchasers. As a result, on March 31, 2009, the Company and the Purchasers mutually agreed to terminate the purchase agreement with respect to the Private Placement and the purchase price, which had been held in escrow, was returned to the Purchasers.

The Company is continuing to pursue a variety of strategic alternatives, however, there is no assurance that the Company’s capital raising efforts will be successful, particularly in the current economic environment. In the event we are unable to raise additional capital, our ability to operate may be significantly impacted.

Cease and Desist Order

On April 29, 2009, the Bank’s board of directors, the FDIC and the Georgia Department entered into the Order, requiring the Bank to cease and desist from certain unsafe and unsound practices and to adopt a program of corrective action as a means of addressing the identified deficiencies. The Order became effective on May 11, 2009. The Order alleged that the Bank is: operating with a board of directors that has failed to provide adequate supervision over and direction to the management of the Bank; operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; operating with marginally adequate equity capital and reserves in relation to the volume and quality of assets held by the Bank; operating with an excessive level of adversely classified items; operating with inadequate provisions for liquidity and funds management; operating with hazardous loan underwriting and administration practices; operating in such a manner as to produce operating losses; and operating in apparent violation of certain laws, regulations and/or statements of policy.

The Order requires that the Bank implement a number of actions, including developing a written analysis and assessment of our management and staffing needs; increasing our board of directors’ participation in our affairs; and having and retaining qualified management, including a chief executive officer responsible for the supervision of the lending function and a senior lending officer with experience in upgrading a low quality loan portfolio. The Order further requires us to increase our capital so that we have a minimum Tier 1 Capital Ratio of 8.0% and a minimum Total Risk Based Capital Ratio of at least 10.0% within 120 days of the effective date of the Order; eliminate certain classified assets not previously collected or charged-off; reduce risk exposure with respect to certain problem assets; cease the extension of additional credit to certain borrowers; implement a plan to improve our lending practices; implement a plan for reducing credit concentration; establish and maintain a policy to ensure the adequacy of the allowance for loan losses; formulate and implement a plan to improve earnings; implement an assets/liability management policy; develop and implement a written liquidity contingency funding plan; obtain a waiver from the FDIC prior to accepting, renewing or rolling over brokered deposits; review and implement Bank Secrecy Act compliance; and eliminate or correct all apparent violations of law. The Bank’s board of directors consented to the Order without admitting to or denying any of these allegations.

These findings were the result of a regulatory examination of our Bank that was completed in July 2008 and are based upon the Bank’s June 30, 2008 financial information. Prior to receiving the Report of Examination from the FDIC and the related Order in April 2009, our management had already begun to undertake a process to address many of the deficiencies that were cited in the Order. In October 2008, the board of directors of the Company and the Bank proactively adopted a self-imposed “Action Plan” to address many of the challenges that the Company and the Bank are facing. Under the Action Plan, the Bank has improved its liquidity position, aggressively recognized and reserved for troubled assets, reduced its concentrations in development and construction loans, reduced overhead, started strategic initiatives to increase transaction deposits, implemented a plan to reduce wholesale and broker deposits and conducted an outside assessment of management and staffing levels.

In addition, the Bank’s board of directors has created a Directors Committee to ensure that all of the deficiencies noted in the Order are being addressed in a timely and effective manner. Pursuant to the Order, we are required to provide a quarterly report to the Georgia Department and the FDIC reflecting our then current progress status towards full compliance with the Order.

The Order does not affect the Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Bank products and services, hours of operation, Internet banking and ATM usage will all be unaffected, and the Bank’s deposits will remain insured by the FDIC to the maximum allowed by law.

Overview

As of March 31, 2009, the Company was made up of the following entities:

•	Crescent Banking Company, which is the parent holding company of Crescent Bank & Trust Company and Crescent Mortgage Services, Inc. (“CMS”);

•	Crescent Bank, a community-focused commercial bank;

•	CMS, a mortgage banking company;

•	Crescent Capital Trust II, a Delaware statutory business trust;

•	Crescent Capital Trust III, a Delaware statutory business trust; and

•	Crescent Capital Trust IV, a Delaware statutory business trust.

For purposes of the discussion contained in this Item 2, the words the “Company,” “we,” “us” and “our” refer to the combined entities of Crescent Banking Company and its wholly owned subsidiaries, Crescent Bank and CMS. The words “Crescent,” “Crescent Bank” or the “Bank,” and “CMS” refer to the individual entities of Crescent Banking Company, Crescent Bank & Trust Company and Crescent Mortgage Services, Inc., respectively.

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. Of the $21.5 million in trust preferred securities currently outstanding, approximately $13.4 million qualifies as tier 1 capital for regulatory capital purposes.

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

As of March 31, 2009, the Company had total consolidated assets of approximately $1.1 billion, total deposits of approximately $965.8 million, total consolidated liabilities, including deposits, of $1.0 billion and consolidated stockholders’ equity of approximately $31.9 million. The Company’s operations are discussed below under the section captioned “Results of Operations.”

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the FDIC. The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and focused on individuals and small to medium-sized businesses located within its primary market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 93% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first quarter of 2009, in particular with respect to real estate related to acquisition, development and construction, and we anticipate that such markets will continue to weaken in 2009. Acquisition, development and construction loans or “ADC” are cyclical and pose risks of possible loss due to concentration levels and similar risks of the asset. As of March 31, 2009, we had approximately $329.4 million in ADC loans, or approximately 42% of our loan portfolio. The Bank has limited any new ADC loans in 2008 and the first quarter of 2009 due to the declining real estate market and the Bank’s ADC loans have declined by approximately 21% since December 31, 2007. The Bank’s criticized loans, non-performing loans and foreclosed properties related to its ADC loan portfolio increased $49.1 million to $57.3 million, increased $17.1 million to $20.3 million and increased $24.1 million to $24.4 million, respectively, from December 31, 2007 compared to March 31, 2009. The deterioration in our ADC loan portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during the last quarter of 2007, 2008 and the first quarter of 2009.

The Company does not consider its commercial banking operations to be seasonal in nature. Real estate activity and values tend to be cyclical and vary over time with interest rate fluctuations and general economic conditions.

Challenges for the Commercial Banking Business

Our commercial banking business has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense paid on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from interest rate fluctuation, which, if not anticipated and managed, can result in a decrease in earnings or earnings volatility. The Company manages interest rate risk by maintaining what it believes to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. The Federal Reserve decreased interest rates 100 basis points during the last half of 2007 and an additional 400 basis points during 2008. Our net interest margin declined from 3.68% for 2007 to 1.85% during 2008, mainly as a result of the decreases in interest rates. Our net interest margin declined further during the first quarter of 2009 to 1.00%. The further decline in our net interest margin during the first quarter of 2009 was due to the increase in non-performing assets and the subsequent write-off of approximately $714,000 in accrued interest on these assets and the Company’s strategic decision to increase its liquidity in which the Company held more short term liquid assets that have lower yields. Further action by the Federal Reserve with respect to interest rates will depend on many factors that are not known at this time and which are beyond our control and could further impact our net interest margin. During the 0- to 90-day period in which we are most sensitive to interest rate changes, the Company is considered asset sensitive, and if interest rates rise, our net interest margin would be expected to improve. Conversely, if interest rates continue to fall, our net interest margin will further decline based on the Company’s present asset sensitive position. During the one year period, the Bank is considered liability sensitive and if interest rates rise, our net interest margin would be expected to decrease over the one year time frame. Conversely, if interest rates continue to fall, our net interest margin will improve over the one year time frame based upon the Company’s present liability sensitive position.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. The Bank competes directly for deposits in its primary market area with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers and insurance companies, locally, regionally and nationally, some of which compete by offering products and services by mail, telephone and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its primary market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s primary market area. Virtually every type of competitor offering products and services of the type offered by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer, and may be able to better afford and make broader use of media advertising, support services and electronic technology. In addition, as a result of recent developments in the credit and liquidity markets, many of our competitors in our primary market area, in order to attract deposits, have recently offered interest rates on certificates of deposit and other products that we are unable to offer. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally. If we cannot effectively compete for deposits in our primary market area, our liquidity could come under further pressure and we may be unable to fund our operations.

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the competitive pricing by competitors in our primary market area, the Bank’s liquidity has, and could continue to, come under pressure. Also, due to the decline in the confidence in the financial services industry, the Bank could see customers withdrawing their deposits, which would put additional pressure on the Bank’s liquidity. The Bank has had the ability to acquire out-of-market deposits that are not considered brokered deposits to supplement deposit growth in our market areas and can borrow an additional $15.3 million through the Federal Reserve Bank, if necessary. However, if access to these funds is limited in any way, then our liquidity could be adversely affected. Currently, because the Bank is below the well capitalized requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), the Bank cannot acquire brokered deposits and is limited in the rates that it can offer on other out-of-market deposits. From April 2009 to December 2009, the Bank has approximately $111 million in brokered and out-of market deposits maturing and if the Bank does not return to a well capitalized position, it will most likely not be able to renew these deposits. Therefore, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. Although the Company is currently considering a variety of strategic alternatives, including, without limitation, restructuring the Private Placement described above on page 13, the Company may not be able to raise sufficient capital to become well capitalized and to provide additional liquidity. Finally, if the deterioration in the credit and real estate markets continues and causes additional borrowers to default on their loans or causes a further decline in the realizable value of underlying real estate collateral, we may continue to experience an increase in non-performing assets and loan charge-offs, and may have to make additional provisions for loan losses, which could reduce our available liquidity.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. During 2008 and the first quarter of 2009, the Bank’s loan portfolio actually declined 4% and 1%, respectively. However, the Bank’s loan portfolio grew 17% during 2007, 17% during 2006 and 37% during 2005. Also, from 2005 to 2007, the Bank added approximately 26 new loan officers, which were mainly related to the addition of five full service branches and two loan production offices. The weakening of the real estate market had a significant effect on the Bank’s loan portfolio in 2008 and the first quarter of 2009, which led the Bank to slow down production in order to focus on asset quality. Approximately 93% of the Bank’s loan portfolio is secured by real estate at March 31, 2009. From December 31, 2007 to March 31, 2009, our non-performing assets increased from $11.0 million to $63.3 million, or 474%. Of the $63.3 million in non-performing assets at March 31, 2009, $44.8 million was related to ADC loans. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first quarter of 2009, in particular with respect to real estate related to ADC. As of March 31, 2009, we had approximately $329.4 million in ADC loans, or approximately 42% of our loan portfolio. The Bank’s criticized loans, non-performing loans and foreclosed properties related to its ADC loan portfolio increased $49.1 million to $57.3 million, increased $17.1 million to $20.3 million and increased $24.1 million to $24.4 million, respectively, from December 31, 2007 compared to March 31, 2009. The deterioration in our ADC loan portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during 2008 and the first quarter of 2009. The Bank must maintain the proper procedures to monitor loan growth, including the quality of the loans, and its concentration in real estate secured loans. The Bank has limited any new ADC loans in 2008 and 2009 due to the declining real estate market. Our ADC loans have declined by approximately 21% since December 31, 2007. Given the current condition of the credit, liquidity and real estate markets, we may experience further increases in non-performing assets. If this occurs, we may make additional provision for loan losses and experience an increase in charge-offs, either of which would adversely impact our performance and the Bank’s ability to raise capital.

Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 became effective for the Company on January 1, 2009 and did not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other generally accepted accounting principles (“GAAP”). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued April 9, 2009. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP SFAS 157-4 on its consolidated financial statements and results of operations.

Financial Accounting Standards Board Staff Position (FSP) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” were issued April 9, 2009. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP SFAS 115-2 and SFAS 124-2 on its consolidated financial statements and results of operations.

Financial Accounting Standards Board Staff Position (FSP) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” were issued April 9, 2009. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

In January 2009, the FASB finalized EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. This FSP conforms the guidance in EITF 99-20 to that of FSP FAS 115-1 by removing the requirement of management to consider a market participant’s assumptions about cash flows in assessing whether or not an adverse change in previously anticipated cash flows has occurred. The FSP is effective for interim and annual periods ending after December 15, 2008, applied prospectively. We have evaluated the new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP, including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments, involving significant estimates and assumptions, in the application of certain of its accounting policies about the effects of matters that are inherently uncertain. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in subsequent financial statements as a result of the use of revised estimates and assumptions. Certain accounting policies, by their nature, involve a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported. Based on the sensitivity of financial statement amounts to the policies, estimates and assumptions underlying reported amounts, the more significant accounting policies applied by the Company have been identified by management as:

•	the valuation of other real estate owned;

•	the allowance for loan losses; and

•	the recourse obligation reserve.

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

Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowances are included in other operating expenses. The fair value of other real estate owned is based upon our assessment of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, economic conditions and issues with respect to individual properties. The Company’s evaluation of these factors involves subjective estimates and judgments that may change.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as noninterest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the three months ended March 31, 2009 and 2008:

	Average Balances		Yields /Rates		Income / Expense		Increase (Decrease)	Change Due to
	2009	2008	2009	2008	2009	2008		Volume	Rate
Assets
Loans, including fee income	$789,692	$818,482	5.56%	6.95%	$10,830	$14,143	$(3,313)	$(452)	$(2,861)
Mortgage loans held for sale	691	57	3.13%	3.06%	5	—	5	5	—
Investment securities	40,233	27,146	4.39%	5.09%	435	343	92	140	(48)
Federal funds sold	63,913	30,871	0.19%	3.02%	30	232	(202)	15	(217)
Interest bearing deposits in banks	88,439	1,287	1.86%	3.01%	407	10	397	401	(4)

Total earning assets	982,968	877,843	4.83%	6.75%	11,707	14,728	(3,021)	109	(3,130)

Cash and due from banks	14,493	7,017
Allowance for loan losses	(22,247)	(9,997)
Other assets	88,966	71,562

Total	$1,064,180	$946,425

Liabilities and Equity
Interest bearing demand	$120,289	$69,077	2.83%	2.03%	$839	$349	$490	$356	$134
Savings	71,084	74,435	2.97%	3.25%	520	602	(82)	(27)	(55)
Certificates of deposit	728,719	615,412	4.08%	5.11%	7,326	7,822	(496)	1,105	(1,601)

Total interest bearing deposits	920,092	758,924	3.83%	4.65%	8,685	8,773	(88)	1,434	(1,522)

Borrowings	58,525	58,167	4.08%	5.37%	589	776	(187)	—	(187)

Total interest bearing liabilities	978,617	817,091	3.84%	4.70%	9,274	9,549	(275)	1,434	(1,709)

Noninterest bearing demand deposits	39,618	45,514
Other liabilities	11,231	16,742
Shareholders’ equity	34,714	67,078

Total	$1,064,180	$946,425

Net interest income					$2,433	$5,179	$(2,746)	$(1,325)	$(1,421)

Net interest yield on earning assets			1.00%	2.37%
Net interest spread			0.99%	2.05%

Results of Our Commercial Banking Business

During the three month period ended March 31, 2009, the Company experienced a net loss of approximately $5.1 million, as compared with net loss of approximately $1.9 million for the three month period ended March 31, 2008. This net loss was primarily due to a decrease in net interest income, an increase in noninterest expenses and a reduction in our income tax benefit.

Interest Income

Our interest income related to commercial banking decreased approximately $3.0 million, or 21%, to $11.7 million for the three months ended March 31, 2009 from $14.7 million for the three months ended March 31, 2008. The decrease in interest income during the first quarter of 2009 compared to the same period in 2008 was the result of a decline in yield from commercial banking interest-earning assets, in particular from commercial banking loans, during the current declining interest rate environment. The yield from commercial banking loans decreased from 6.95% for the three months ended March 31, 2008 to 5.56% for the three months ended March 31, 2009. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in response to the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the end of 2008. During the six months ended June 30, 2008, approximately 60% of our commercial banking loan portfolio was variable rate without a floor and adjusted with changes in the prime rate. During the third and fourth quarter of 2008, the Bank began requiring floors on most of its new and renewed loans and the percentage of variable rate loans without a floor declined to 42% of the loan portfolio at September 30, 2008, 28% at December 31, 2008 and 25% at March 31, 2009. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-performing assets increasing from $23.8 million at March 31, 2008 to $63.3 million at March 31, 2009 and the subsequent write-off of approximately $714,000 or 37 basis points in accrued interest on assets that were placed on non-accrual status during the first quarter of 2009. The decline in interest income was also due to a decrease in average commercial banking loans. Average commercial banking loans decreased $28.8 million, or 4%, for the quarter ended March 31, 2009 over the same period for 2008. The decrease in average commercial banking loans from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 was the result of the Company foreclosing on approximately $37.0 million in commercial banking loans and of the Company making the strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended March 31, 2009 amounted to $9.3 million compared to $9.5 million for the three months ended March 31, 2008, a decrease of 3%. Interest expense related to commercial banking deposits for the three months ended March 31, 2009 was $8.7 million compared to $8.8 million for the three months ended March 31, 2008, a decrease of 1%. Interest expense related to borrowings for the three months ended March 31, 2009 was approximately $589,000 compared to approximately $776,000 for the three months ended March 31, 2008, a decrease of 24%. The decrease in interest expense from interest-bearing deposits for the three month period ended March 31, 2009 compared to the same period in 2008 resulted from a decrease in the cost of funds from commercial banking deposits. The cost of funds of commercial banking deposits decreased from 4.65% for the three months ended March 31, 2008 to 3.83% for the three months ended March 31, 2009. The cost of savings accounts (including money market accounts), and time deposits decreased 28 basis points and 103 basis points, respectively, for the three months ended March 31, 2009 compared to the same period in 2008. These decreases in average cost were due to the falling rate environment during which the Federal Reserve has decreased interest rates 500 basis points from September 2007 through the first quarter of 2009. The decrease in interest expense related to the decrease in the cost of funds of commercial banking deposits was partially offset by an increase in the average balance of commercial banking deposits for the three months ended March 31, 2009 compared to the same period in 2008. Average interest-bearing deposits increased approximately $161.2 million, or 21%, from $758.9 million for the three months ended March 31, 2008 to $920.1 million for the three months ended March 31, 2009. The Bank ran several certificate of deposit specials in 2008 and the first quarter of 2009 in which the Bank increased its in-market certificates of deposit by approximately $68.9 million from March 31, 2008. The Bank also ran an interest-bearing checking account special from September 2008 to February 2009 that guaranteed a rate of 3.75% until March 31, 2009 and then 3.00% until June 30, 2009. As of March 31, 2009, this special had brought in deposit balances totaling $101.0 million. The Bank made the strategic decision to increase short-term liquidity in 2008 and the first quarter of 2009 through growth in deposits because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The decrease in interest expense from borrowings for the three month period ended March 31, 2009 compared to the same period in 2008 resulted from a decrease in the cost of borrowings. The cost of borrowings decreased from 5.37% for the three months ended March 31, 2008 to 4.08% for the three months ended March 31, 2009. This decline is mainly related to the drop in interest rates on our trust preferred securities of $22.2 million, which all are either tied to the Wall Street prime rate or the three month LIBOR and reprice quarterly.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2009 were $2.4 million, 1.00% and 0.99%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2008 were $5.2 million, 2.37% and 2.05%, respectively. The decrease in net interest income, net interest margin and interest spread from 2008 to 2009 was mainly due to the decrease in the yield on commercial banking loans. The yield from commercial banking loans decreased from 6.95% for the three months ended March 31, 2008 to 5.56% for the three months ended March 31, 2009. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in reaction to the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the end of 2008. During the six months ended June 30, 2008, approximately 60% of our commercial banking loan portfolio was variable rate without a floor and adjusted with changes in the prime rate. During the third and fourth quarter of 2008, the Bank began requiring floors on most of its new and renewed loans and the percentage of variable rate loans without a floor declined to 42% of the loan portfolio at September 30, 2008, 28% at December 31, 2008 and 25% at March 31, 2009. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-performing assets increasing from $23.8 million at March 31, 2008 to $63.3 million at March 31, 2009 and the subsequent write-off of approximately $714,000, or 37 basis points, in accrued interest on assets that were placed on non-accrual status during the first quarter of 2009. The decrease in net interest income, net interest margin and interest spread during 2009 was also due to the Bank holding more short-term liquid assets, which provide a lower yield than investments and loans. For the three months ended March 31, 2009, in comparison to the three months ended March 31, 2008, the Bank held on average $120.2 million, or 374%, more in interest-bearing deposits and federal funds sold. The Company made the strategic decision to increase short-term liquidity to address the tightening in the credit and liquidity markets, as well as the deterioration in the real estate market. The yield on commercial banking assets decreased 192 basis points while the cost of interest-bearing liabilities decreased only 86 basis points in comparing the first quarter of 2009 to the first quarter of 2008. Even with the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the first quarter of 2009, the average cost of time deposits has only decreased 103 basis points due to strong competition in the market area for local deposits and due to the fact that time deposits are slower to reprice than the loan portfolio.

Loan Loss Provisions

For the three months ended March 31, 2009, we made a provision for loan losses of $2,680,000 and incurred net charge-offs of $3,449,343 of commercial banking loans. For the three months ended March 31, 2008, we made a provision for loan losses of $3,604,000 and incurred net charge-offs of $463,037 of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 2.77% (annualized) for the three months ended March 31, 2009, 1.64% for the year ended December 31, 2008 and 0.23% (annualized) for the three months ended March 31, 2008. During the first quarter of 2009, the Bank charged-off $3.5 million in loans, which was a $3.0 million or 545% increase from the first quarter of 2008. Of the total amount charged-off during the first quarter of 2009, $2.7 million was related to impaired loans that the Bank had not taken into foreclosure at the time of charge-off. The Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of charge-offs during 2008, $2.3 million was related to our ADC loan portfolio, where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of the underlying collateral. The Bank’s charge-offs in the first three months of 2009 consisted of three commercial real estate loan charge-offs of $322,873, seven commercial loan charge-offs of $126,823, twenty-one ADC loan charge-offs of $2,254,441, twelve residential real estate charge-offs of $615,250 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2008 consisted of two commercial real estate loan charge-offs of $306,164, three commercial loan charge-offs of $94,962, two ADC loan charge-offs of $42,961 and various installment and other consumer loans charge-offs.

The provision for loan losses of $2,680,000 for the three months ended March 31, 2009 decreased in comparison to the provision for loans losses of $3,604,000 for the three months ended March 31, 2008. The decrease in the provision for loan losses was due to the fact that we saw less deterioration in the loan portfolio in the first quarter of 2009 than in the first quarter of 2008. During the first quarter of 2008, non-performing loans increased $13.1 million, while during the first quarter of 2009 non-performing loans decreased $6.5 million from $36.8 million at December 31, 2008 to $30.3 million at March 31, 2009. The decrease in non-performing loans was mainly due to the fact that the Bank foreclosed on $9.2 million in commercial banking loans. If you include the foreclosed loans that were moved to other real estate owned during the first quarter of 2009, non-performing loans increased only $2.7 million. During the first quarter of 2008, the Bank’s potential problem loans increased $14.4 million, while during the first quarter of 2009 the Bank’s potential problem loans increased $19.8 million from $38.4 million at December 31, 2008 to $58.2 million at March 31, 2009. While the increase in the Bank’s potential problem loans during the first quarter of 2009 was $5.4 million more than in the first quarter of 2008, $10.3 million of the increase in the first quarter of 2009 was related to two loan relationships that required no specific reserves based upon the Bank’s strong collateral position. Based upon management’s analysis of its individual classified and non-performing loans, including the additions to non-performing loans since the end of the first quarter of 2009, and our analysis of the remaining loan portfolio including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 2.77%, 2.84% and 1.57% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Noninterest Income

Our noninterest income related to our commercial banking business was approximately $855,000 during the three months ended March 31, 2009 compared to approximately $956,000 during the three months ended March 31, 2008, a 11% decrease. During the three month period ending March 31, 2009 compared to the same period in 2008, service charge income decreased approximately $59,000 and gains on sale of SBA loans decreased approximately $48,000. The decrease in deposit service charges was mainly related to a $64,000 decrease in overdraft charges which is due to the Bank having fewer overdrawn accounts and insufficient fund items because customers are being more diligent with their accounts. The decrease in gains on sale of SBA loans is due to the Bank selling fewer loans at lower premiums during the first quarter of 2009 compared to the same period in 2008.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $6.6 million for the three months ended March 31, 2009 compared to $5.8 million for the three months ended March 31, 2008, an increase of 14%. The increase in noninterest expense for the three month period ended March 31, 2009 compared to the same period in 2008 was attributable to an increase in foreclosed asset expense of approximately $697,000 and an increase in legal and professional expense of approximately $371,000. The increase in foreclosed asset expense in the first quarter of 2009 over the same period in 2008 was attributable to write-downs on foreclosed properties totaling approximately $309,000 and the costs to complete construction on several properties during the first quarter of 2009. The Bank has seen its foreclosed properties increase from $5.1 million at March 31, 2008 to $33.0 million at March 31, 2009, which has directly impacted our foreclosed asset expense. The increase in legal and professional fees expense during the first quarter of 2009 compared to the same period in 2008 was mainly attributable to the increased regulatory and disclosure requirements for a public company, an increase in legal and consulting fees related to regulatory and capital issues, and an increase in legal fees related to the collection of loans. These increases were offset by a decrease in salaries and employee benefits of approximately $148,000. This decrease was mainly due to a reduction of 17 employees from March 31, 2008 to March 31, 2009 including six officers.

Pretax Net Income (Loss)

For the three months ended March 31, 2009, our commercial banking pre-tax loss was $(6.0) million compared to pre-tax loss of approximately $(3.2) million for the three months ending March 31, 2008. Pretax loss for the three months ended March 31, 2009 increased approximately $2.8 million, or 84%, compared to the three months ended March 31, 2008. The increase in pretax loss was due to a decrease in net interest income of approximately $2.7 million and an increase in noninterest expense of $794,000 for the three months ended March 31, 2009 compared to the same periods in 2008. The decrease in the net interest income was due to both the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the first quarter of 2009, and to non-performing assets increasing from $23.8 million at March 31, 2008 to $63.3 million at March 31, 2009 and the subsequent write-off of approximately $714,000 million in accrued interest on loans that were placed on non-accrual during the first quarter of 2009. The increase in noninterest expense during the first quarter of 2009 compared to the same period in 2008 was mainly due to a net increase in legal and professional expenses and foreclosed asset expense. See further discussion above under “—Net Interest Income,” and “—Noninterest Expense.”

Income Taxes

The effective income tax rate for our commercial banking business for the three months ended March 31, 2009 and 2008 was 13.79% and 40.61%, respectively. The primary reason for the decrease in the effective tax rate from the first quarter in 2008 compared to the first quarter in 2009 was due to fact that the Company recorded an additional valuation allowance related to its deferred tax asset which was recorded as income tax expense during the first quarter of 2009 and due to the fact that the Company is limited in the income tax benefit that it can record due to its cumulative losses in 2008 and 2009.

Results of Discontinued Operations From Our Mortgage Banking Business

During the first three months of 2009 and 2008, our discontinued mortgage banking operations had no revenues or expenses. During the fourth quarter of 2008, the mortgage banking business did record a valuation allowance of approximately $658,000 related to its deferred tax asset which was recorded as income tax expense. During each quarter, we evaluate our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. We evaluated the allowance for recourse liability during the first quarter of 2009 and determined that no adjustments are needed at this time.

Financial Condition

General Discussion

Total Assets

Our total assets increased $25.9 million, or 2%, from $1.039 billion as of December 31, 2008 to $1.065 billion as of March 31, 2009. The increase in total assets was mainly comprised of a $29.9 million, or 20% increase in cash and due from banks, federal funds sold and interest-bearing deposits in banks. This increase was due to the Bank making the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. Our increase in total assets corresponded with a $30.0 million, or 3%, increase in deposits. At March 31, 2008, we had total assets of $954.1 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At March 31, 2009, interest-earning assets totaled $969.6 million and represented 91% of total assets. This represents a $3.9 million, or 0.4%, decrease from December 31, 2008, when interest-earning assets totaled $973.5 million and represented 94% of total assets. This decrease was mainly related to a $9.3 million decrease in the Bank’s commercial banking loan portfolio. The decrease in total commercial banking loans from December 31, 2008 is mainly the result of foreclosing upon $9.2 million in commercial banking loans during the first quarter of 2009. See “—Financial Condition of Our Commercial Banking Business—Total Commercial Banking Loans.” At March 31, 2008, our interest-earning assets totaled $897.4 million and represented 94% of our total assets.

Allowance for Loan Losses

Our assessment of the risks associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Financial Condition of Our Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $22.5 million at March 31, 2009, compared to $22.8 million at December 31, 2008 and $21.0 million at March 31, 2008. The increase of $1.5 million in premises and equipment from March 31, 2008 was mainly due to the Bank purchasing a parcel of land for future branch development for $1.4 million in the third quarter of 2008. The Bank also incurred costs of approximately $1.1 million in 2008 related to expanding its current Cartersville branch located in Bartow County, Georgia. These increases were offset by depreciation expense from the premises and equipment of approximately $1.6 million. The remaining increase in premises and equipment was related to the normal purchasing and replacement of technology and equipment throughout the period.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At March 31, 2009, the total cash value of the life insurance was $14.3 million. At December 31, 2008 and March 31, 2008, the total cash value of the life insurance was $14.1 million and $13.7 million, respectively. The increase of approximately $0.6 million from March 31, 2008 to March 31, 2009 was due to policy earnings.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first quarter of 2009, our average commercial banking loans were $789.7 million. These loans constituted 80% of our average consolidated earning assets and 74% of our average consolidated total assets. For the first quarter of 2008, we had average commercial banking loans of $818.5 million, or 93% of our average consolidated earning assets and 86% of our average consolidated total assets. For the year ended December 31, 2008, we had average commercial banking loans of $816.9 million, or 88% of our average consolidated earning assets and 82% of our average consolidated total assets. Commercial banking loans at the periods ending March 31, 2009, December 31, 2008 and March 31, 2008 were $776.1 million, $785.4 million and $823.9 million, respectively. The $28.8 million or 4% decrease in average commercial banking loans and the $47.8 million or 6% decrease in period end commercial banking loans from the three month period ended March 31, 2008 to the three month period ended March 31, 2009 was the result of the Company foreclosing on approximately $37.0 million in commercial banking loans and of the Company making the strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth.

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

The allowance for loan losses totaled $21.5 million, or 2.77% of total commercial banking loans, at March 31, 2009, $13.0 million, or 1.57% of total commercial banking loans at March 31, 2008, and $22.3 million, or 2.84% of total loans at December 31, 2008. During the first quarter of 2009, we made a provision for loan losses of $2,680,000. The slight decline in the allowance for loan losses and percentage of the allowance for loan losses to total commercial banking loans was due to the fact that the Bank’s net charge-offs of $3.4 million was approximately $769,000 more than its provision for loans losses of $2.7 million during the first quarter of 2009. Of the total amount charged-off during the first quarter of 2009, $2.7 million was related to impaired loans that the Bank had not taken into foreclosure at the time of charge-off. The decrease in the provision for loan losses from previous quarters was due to the fact that we saw less deterioration in the loan portfolio in the first quarter of 2009 than in previous quarters. Therefore, the Bank did not have to record as much provision for loan losses related to specific reserves on impaired loans in the first quarter of 2009 as in previous quarters. During the first quarter of 2009, non-performing loans decreased $6.5 million from $36.8 million at December 31, 2008 to $30.3 million at March 31, 2009. The decrease in non-performing loans was mainly due to the fact that the Bank foreclosed on $9.2 million in commercial banking loans. If you include the foreclosed loans that were moved to other real estate owned during the first quarter of 2009, non-performing loans increased only $2.7 million. During the first quarter of 2009, the Bank’s potential problem loans increased $19.8 million from $38.4 million at December 31, 2008 to $58.2 million at March 31, 2009. While the increase in the Bank’s potential problem loans during the first quarter of 2009 was significant, $10.3 million of the increase in the first quarter of 2009 was related to two loans relationships that required no specific reserves based upon the Bank’s strong collateral position. The Bank’s ratio of its allowance for loan losses to total commercial banking loans of 2.77% at March 31, 2009 is considerably higher than historical levels and this ratio is expected to remain at this higher level throughout 2009 and into 2010. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s potential problem loans, non-performing loans and foreclosed properties related to its ADC loan portfolio were $36.9 million, $20.3 million and $24.4 million, respectively, at March 31, 2009. The deterioration in our ADC portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during 2008 and the first quarter of 2009. As of March 31, 2009, we had approximately $329.4 million in ADC loans, or approximately 42% of our loan portfolio. The Bank has limited any new ADC loans in 2008 and the first quarter of 2009 due to the declining real estate market. Our ADC loans have declined by approximately 21% since December 31, 2007. Based upon management’s analysis of its individual classified and non-performing loans, including the additions to non-performing loans since the end of the first quarter of 2009, and our analysis of the remaining loan portfolio including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The Bank’s charge-offs in the first three months of 2009 consisted of three commercial real estate loan charge-offs of $322,873, seven commercial loan charge-offs of $126,823, twenty-one ADC loan charge-offs of $2,254,441, twelve residential real estate charge-offs of $615,250 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2008 consisted of two commercial real estate loan charge-offs of $306,164, three commercial loan charge-offs of $94,962, two ADC loan charge-offs of $42,961 and various installment and other consumer loans charge-offs.

In order to address the weakening of the real estate market, and in particular real estate related to construction and acquisition and development, the Bank increased its monitoring of its loan portfolio in 2007, 2008 and the first quarter of 2009 in an effort to identify and attempt to resolve potential loan problems more quickly. The Bank added one full time employee in 2007 and two full time employees in 2008 to aid in this increased monitoring of asset quality and in the management of problem loans. In addition to the normal quarterly monitoring and reporting of our ADC loan portfolio, including any industry, borrower and geographic concentrations, the Bank initiated quarterly problem loan meetings in 2007 and during the third quarter of 2008 increased these problem loan meetings to twice a quarter. During these meetings, senior management and collections personnel discuss the other real estate owned and each classified and past due credit over $50,000 with our county presidents and loan officers. During these meetings, senior management, collections personnel, county presidents and loan officers discuss and document the current status of the classified and past due credit, the potential problems with such credit, action plans for such credit and estimated losses with respect to such credit. During the third quarter of 2008, executive management also began meeting weekly with collection personnel to discuss the status of all foreclosed properties and any new developments with our non-accrual and classified credits. During the last quarter of 2007 and continuing into 2008 and 2009, our asset quality department also began conducting site visits to the properties securing the criticized ADC loans in excess of $50,000 to allow us to better assess the most recent developments and trends with respect to these projects. Beginning in 2007 and continuing into 2008 and 2009, our asset quality personnel also began conducting quarterly site visits with respect to all construction projects over 12 months old. These visits allow us to assess the percent completion of the project and the marketability of the project. These visits are documented by photographs and written reports and are reviewed by senior management. In order to assess our ADC portfolio and determine whether those loans are appropriately graded, in the fourth quarter of 2007 we also initiated an internal review of all the Bank’s acquisition and development projects, which was completed during the second quarter of 2008. The Bank believes all of these measures will help to identify and favorably resolve any potential problem credits more quickly, which should help to limit our losses in the loan portfolio. Given the current condition of the credit, liquidity and real estate markets, we expect our asset quality to continue to come under pressure.

The increase in the provision for loan losses and the determination of the allowance for loan losses as a percentage of commercial banking loans since the end of 2007 was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level is based upon our assessment of the factors affecting loan quality, assumptions about the economy and historical experience. Our assessment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, which include all classified loans greater than $50,000 with a particular focus on loans that are past due and other loans that we believe require attention based upon the type of loan collateral, the terms of the loan and the location of loan collateral. We believe that the allowance at March 31, 2009 is adequate to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions which we believed at that time to be reasonable and that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of uncertainties in the economy and the slowdown in the real estate market, additions to the allowance for loan losses and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time of their review.

Total Non-Performing Commercial Banking Assets

Total non-performing commercial assets totaled $63.3 million at March 31, 2009. This compares to total non-performing commercial assets of approximately $62.6 million at December 31, 2008 and $23.8 million at March 31, 2008. The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	March 31, 2009	December 31, 2008	March 31, 2008
Non-performing loans (1)	$30,281,893	$36,778,482	$18,725,789
Foreclosed properties	33,033,258	25,815,072	5,101,945

Total non-performing assets	$63,315,151	62,593,554	$23,827,734

Loans 90 days or more past due on accrual status	$64,611	$389	$195,317
Renegotiated loans	$6,688,234	$17,896,747	$650,000
Potential problem loans (2)	$58,242,661	$38,436,888	$21,936,330
Potential problem loans/total loans	7.50%	4.89%	2.66%
Non-performing assets/total loans and foreclosed properties	7.82%	7.72%	2.87%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	7.83%	7.72%	2.90%

(1)	Defined as non-accrual loans and renegotiated loans.
(2)	Loans identified by management as potential problem loans (criticized loans), but that are still accounted for on an accrual basis.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. Total non-performing commercial banking loans decreased $6.5 million from $36.8 million at December 31, 2008 to $30.3 million at March 31, 2009. The decrease in non-performing commercial banking loans from December 31, 2008 to March 31, 2009 was mainly related to the Bank foreclosing on twenty-one properties totaling $9.2 million during the first quarter of 2009. If you include the foreclosed loans that were moved to other real estate owned during the first quarter of 2009, non-performing loans increased $2.7 million. This increase of $2.7 million was related to one loan totaling $1.3 million related to a residential home under construction and various other smaller loans. The residential home under construction is approximately 90% complete and is located in Fulton County, Georgia. The Bank saw a significant deterioration in its ADC loan portfolio during 2008 and the first quarter of 2009. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first quarter of 2009, in particular with respect to real estate related to ADC. As of March 31, 2009, we had approximately $329.4 million in ADC loans, or approximately 42% of our loan portfolio. The Bank’s non-performing loans related to its ADC loan portfolio increased $17.1 million to $20.3 million from December 31, 2007 compared to March 31, 2009. The deterioration in our ADC loan portfolio was mainly due to a decline in sales activity and property values within the real estate market in our market area during the last quarter of 2007, 2008 and the first quarter of 2009. We have evaluated these loan relationships and based on available information, we presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

Foreclosed properties totaled approximately 33.0 million at March 31, 2009, as compared to approximately $25.8 million at December 31, 2008 and approximately $5.1 million at March 31, 2008. Foreclosed properties increased approximately $7.2 million or 28% during the first quarter of 2009. The Bank foreclosed on twenty one properties, totaling approximately $9.2 million. This amount mainly consists of five loan relationships, totaling approximately $7.3 million. The first of these five loan relationships, totaling approximately $3.3 million, is secured by two properties which consist of 85 acres of undeveloped land being held for residential development located in Forsyth County, Georgia. The second of these five loan relationships, totaling approximately $1.5 million, is secured by 24 developed residential home lots located in Fannin County, Georgia. The third of these five loan relationships, totaling approximately $1.1 million, is secured by 74 acres of undeveloped land being held for residential development located in Cherokee County, Georgia. The fourth of these five loan relationships, totaling approximately $920,000, is secured by four completed residential homes being held for sale and a residential home lot all located in Cherokee County, Georgia. The last of these five loan relationships is secured by a residential home located in DeKalb County, Georgia totaling approximately $514,000. Of the remaining properties that were foreclosed upon in the first quarter of 2009, four of the properties, totaling $292,000, were related to residential home lots, four of the properties, totaling $912,000, were related to residential home construction, one of the properties, totaling $50,000, was related to a residential home, and two of the properties, totaling $601,000, were related to commercial real estate. During the first quarter of 2009, the Bank sold eight properties that were foreclosed upon in 2008, totaling approximately $1.6 million for a gain of approximately $58,000. The Bank sold one property that was foreclosed upon in 2009, totaling approximately $50,000 for a gain of approximately $17,000. Of the nine properties sold in the first quarter of 2009, two were residential homes that sold at a gain of approximately $16,000 and seven were related to residential home construction and land lots that sold at a gain of approximately $59,000.

At March 31, 2009, the Bank held thirty-seven properties totaling approximately $23.7 million that were foreclosed on prior to 2009. Of these properties, sixteen of the properties totaling approximately $8.7 million were related to residential home lots and raw land, six of the properties totaling approximately $2.4 million were related to residential homes, four of the properties totaling approximately $5.1 million were related to commercial real estate, two of the properties totaling approximately $6.0 million were related to commercial land lots and raw land and nine of the properties totaling approximately $1.5 million were related to residential homes under construction. During the first quarter of 2009, the Bank wrote down one of the commercial real estate properties approximately $280,000 based upon a negotiated sales price on the property. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently performing, but management has doubts concerning the ability of the borrowers to meet contractual repayment terms. Potential problem commercial loans increased approximately $19.8 million, or 52%, from $38.4 million at December 31, 2008 to $58.2 million at March 31, 2009. The increase in potential problem commercial loans from December 31, 2008 to March 31, 2009 was mainly related to the deterioration of our ADC loan portfolio. At December 31, 2008, $21.8 million of the Bank’s commercial potential problem loans were related to the ADC loan portfolio, $20.3 million of which was related to residential real estate projects and $1.5 million of which was related to commercial real estate projects. At March 31, 2009, $36.9 million of the Bank’s commercial potential problem loans were related to the ADC loan portfolio, $24.2 million of which was related to residential real estate projects and $12.7 million of which was related to commercial real estate projects. Of the $19.8 million increase in potential problem loans from December 31, 2008 to March 31, 2009, $21.0 million is related to six loan relationships, of which $17.7 million is related to ADC loans. All of these loans are currently performing; however, because of the current deterioration in the real estate market and the economy, management has concerns about the ability of the borrowers to meet their contractual repayment terms if current market conditions continue for a prolonged period. These loans could be reclassified as non-performing assets in the future. Management believes that the loans categorized as potential problem loans at March 31, 2009 are adequately collateralized and that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance.

Total Investment Securities

The Bank invests in U.S. government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $192.8 million at March 31, 2009, compared to $187.2 million at December 31, 2008 and $72.8 million at March 31, 2008. At March 31, 2009, the Bank had federal funds sold and interest-bearing deposits in banks of $153.5 million, compared to $146.3 million at December 31, 2008 and $42.0 million at March 31, 2008. The increase of $7.2 million from December 31, 2008 and $111.5 million from March 31, 2008 in federal funds sold and interest-bearing deposits with other banks is due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. Investment securities and restricted equity securities totaled $39.4 million at March 31, 2009, compared to $40.8 million at December 31, 2008 and $30.7 million at March 31, 2008. The increase in investment securities and restricted equity securities from March 31, 2008 was due to the Bank purchasing a $4.0 million Pickens County School Bond and purchasing government-backed agency and mortgage-backed securities in order to increase our yield on our liquid funds. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.3 million and shares held in Silverton Bank (formerly The Bankers Bank) in the amount of $165,975 at March 31, 2009. On May 1, 2009, the Office of the Comptroller of Currency closed Silverton Bank and appointed the Federal Deposit Insurance Corporations as Receiver. Therefore, our 300 shares held in Silverton Bank valued at $165,975 were written-off during the second quarter of 2009.

Unrealized losses on securities available for sale amounted to $(8,210) at March 31, 2009, and $(31,766) and $(12,566) at December 31, 2008 and March 31, 2008, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes that the unrealized losses on particular securities have resulted from temporary changes in the interest rate market and not as a result of credit deterioration and that therefore all unrealized losses represent, and in the future will represent, temporary impairment. In addition, total impairment represents less than 1% of amortized cost. All bonds held at March 31, 2009 that have unrealized losses are backed by the U.S. Government or one of its agencies or quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $965.8 million, $935.9 million and $821.6 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, representing increases of 3% and 18%, respectively, over December 31, 2008 and March 31, 2008. Commercial deposits averaged $959.7 million during the three-month period ended March 31, 2009, $804.4 million during the three-month period ended March 31, 2008 and $865.2 million during the twelve-month period ended December 31, 2008. The Bank made the strategic decision to increase short-term liquidity in 2008 and the first quarter of 2009 through growth in deposits because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The increase in deposits from December 31, 2008 to March 31, 2009 is due to an increase in interest-bearing checking accounts. The Bank ran an interest-bearing checking account special from September 2008 through March 2009 that guaranteed a rate of 3.75% until March 31, 2009 and then 3.00% until June 30, 2009. The Bank grew deposits in this account by $49.6 million during the first quarter of 2009. During 2007 and 2008, we attempted to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. During 2007 and 2008, the Bank’s out-of-market and brokered deposits increased $161.6 million to $240.1 million at December 31, 2008. Since the end of 2008, we have let most of our maturing brokered and out-of market deposits run out of the Bank. We have reduced our out-of-market and brokered deposits to $225.6 million as of March 31, 2009. The costs of out-of-market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity could be adversely affected. Currently, because the Bank’s capital levels are below the regulatory requirements for “well capitalized” institutions, the Bank cannot acquire brokered deposits and is limited in the rates that it can offer on other out-of-market deposits. From April 2009 to December 2009, the Bank has approximately $111 million in brokered and out-of market deposits maturing and if the Bank does not return to a well capitalized position, it will most likely not be able to renew these deposits. Therefore, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. Interest-bearing deposits represented 96% of total deposits at March 31, 2009, compared to 96% at December 31, 2008 and 95% at March 31, 2008. Certificate of deposits comprised 80% of total interest-bearing deposits for March 31, 2009, compared to 79% at December 31, 2008 and 81% at March 31, 2008. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At March 31, 2009, the Bank had borrowed $31.0 million in FHLB advances at maturity terms ranging from six months to ten years and with an average interest rate of 3.89%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1—4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. As of March 31, 2009, the Bank had the capacity to borrow an additional $7.4 million from the FHLB. However, during the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. There were $36.0 million and $31.0 million, respectively, in Federal Home Loan Bank advances outstanding at March 31, 2008 and December 31, 2008.

At March 31, 2009, the Bank had approximately $18.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit at during the first quarter of 2009. Based upon the Company’s weakened financial condition and capital levels, the Company’s access to these federal funds will likely be restricted in 2009 and may not be available at all.

Discontinued Operations

Prior to the sale of our wholesale residential mortgage business on December 31, 2003, the Company sold loans that it originated. The Company’s consolidated balance sheets at both March 31, 2009 and December 31, 2008 include no assets and include liabilities of $1,694,496, related to discontinued operations. The Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. At March 31, 2009 and December 31, 2008, the Company had approximately $1.4 million and $1.5 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability for future losses at both March 31, 2009 and December 31, 2008 was approximately $1.7 million and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. We evaluated the allowance for recourse liability during the first quarter of 2009 and determined that no adjustments are needed at this time.

Capital

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

The Company and Bank’s actual capital amounts and ratios for March 31, 2009 and December 31, 2008 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2009:

Total Capital to Risk Weighted Assets:
Company	$63,575	7.44%	$68,404	8%	$	N/A	N/A
Bank	$66,211	7.77%	$68,150	8%		$85,187	10%

Tier I Capital to Risk Weighted Assets:
Company	$44,651	5.22%	$34,202	4%	$	N/A	N/A
Bank	$55,428	6.51%	$34,075	4%		$51,112	6%

Tier I Capital to Average Assets:
Company	$44,651	4.20%	$42,567	4%	$	N/A	N/A
Bank	$55,428	5.25%	$42,264	4%		$52,831	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2008:

Total Capital to Risk Weighted Assets:
Company	$68,548	8.01%	$68,434	8%	$	N/A	N/A
Bank	$70,788	8.31%	$68,144	8%		$85,179	10%

Tier I Capital to Risk-Weighted Assets:
Company	$45,357	5.39%	$34,217	4%	$	N/A	N/A
Bank	$59,997	7.04%	$34,072	4%		$51,108	6%

Tier I Capital to Average Assets:
Company	$45,357	4.32%	$41,949	4%	$	N/A	N/A
Bank	$59,997	5.72%	$41,943	4%		$52,429	5%

The Company and the Bank were not adequately capitalized under all applicable regulatory capital measurements as of March 31, 2009. As noted above, the Company’s and the Bank’s Tier 1 Capital Ratios were 5.22% and 6.51%, respectively, and Total Risk Based Capital Ratios were 7.44% and 7.77%, respectively, as of March 31, 2009. Pursuant to the Order, we are required to increase our capital so that we have a minimum Tier 1 Capital Ratio of 8.0% and a minimum Total Risk Based Capital Ratio of at least 10.0% within 120 days of the effective date of the Order.

At March 31, 2009, the Company’s and Bank’s leverage ratio was 4.20% and 5.25%, respectively, compared to 4.32% and 5.72% at December 31, 2008 and 8.31% and 8.41%, respectively, at March 31, 2008. On June 27, 2008, the Company entered into an agreement with another financial institution for a $6.0 million line of credit. This line of credit matures in 12 months and pays interest quarterly at prime rate, as reported in The Wall Street Journal, floating with a 6.00% floor. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event of an uncured default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive Crescent of its principal source of income. On the same day that the Company entered into the line of credit, it drew $2.5 million on the line of credit and contributed that $2.5 million to the Bank. On September 30, 2008, the Company drew an additional $2.5 million on the line of credit and contributed that amount to the Bank. The Company has drawn an additional $550,000 on the line of credit in the first quarter of 2009. Also, in June 2008, CMS distributed $1.3 million in available capital to the Company and the Company subsequently contributed the $1.3 million to the Bank. The Company contributed this $6.3 million in capital to the Bank in an effort to keep the Bank adequately-capitalized in light of the Bank’s net loss and deterioration in asset quality during 2008.

At March 31, 2009, our total consolidated shareholders’ equity was $31.9 million, or 3.00% of total consolidated assets, compared to $65.8 million, or 6.90% of total consolidated assets, at March 31, 2008, and $36.8 million, or 3.54% of total consolidated assets, at December 31, 2008. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first quarter of 2009 was due to the Company’s consolidated net loss of approximately $5.1 million in the first quarter of 2009 and due to the growth of total consolidated assets, which grew approximately $25.9 million, or 2%, in the first quarter of 2009.

At March 31, 2009, the Company’s ratio of total consolidated capital to risk-adjusted assets was 7.44%, 5.22% of which consisted of tier 1 capital and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 7.77%, 6.51% of which consisted of tier 1 capital. No dividends have been paid or declared in 2009. Both the Company’s and Bank’s ratio of total consolidated capital to risk-adjusted assets were considered below adequately capitalized levels for regulatory capital requirements at March 31, 2009.

As of March 31, 2008, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.73%, 8.91% of which consisted of tier 1 capital, and, as of December 31, 2008, total consolidated capital to risk-adjusted assets was 8.01%, 5.30% of which consisted of tier 1 capital. As of March 31, 2008, the Bank’s ratio of total capital to risk-adjusted assets was 10.18%, 9.83% of which consisted of tier 1 capital, and, as of December 31, 2008, total capital to risk-adjusted assets was 8.31%, 7.04% of which consisted of tier 1 capital.

Currently, the Company is making all efforts to increase its capital ratios. As part of those efforts, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Bank. We have been actively pursuing a number of capital-raising alternatives including, without limitation, through a Private Placement described above under the heading “Recent Events,” as well as participation in the Capital Purchase Program. Consummation of the Private Placement was subject to a number of closing conditions, including, without limitation, the Treasury’s approval of our Capital Purchase Program application. On March 3, 2009, we voluntarily withdrew our application to participate in the Capital Purchase Program and this condition was not waived by the Purchasers. As a result, on March 31, 2009, the Company and the Purchasers mutually agreed to terminate the purchase agreement with respect to the Private Placement and the purchase price, which had been held in escrow, was returned to the Purchasers. The Company is continuing to pursue a variety of strategic alternatives, however, there is no assurance that the Company’s capital raising efforts will be successful, particularly in the current economic environment. In the event we are unable to raise additional capital, our ability to operate may be significantly impacted.

In prior years, the Company maintained sufficient cash to inject into the Bank if its assets grew faster than its capital and such an injection was needed to maintain well-capitalized status. Due to the operating losses we incurred in 2008 and the first quarter of 2009, the Company did not have sufficient cash to keep the Bank at the adequately capitalized level. If the Company cannot raise additional capital either through private or public equity, there will be no further injections to the Bank. Due to its capital levels and operating losses in 2008 and the first quarter of 2009, the Bank is unable to pay dividends to the Company. If the Company or the Bank is not able to raise additional capital, the Company may not have sufficient capital to fund its operations. The Company’s ability to preserve and increase its capital will depend on various factors, including general economic and real estate market conditions in our service areas, our ability to raise additional capital, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally, and the Company’s ability to manage and limit the adverse effects of losses on existing loans.

Liquidity

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and securities held for sale. These average liquid assets totaled $205.2 million, $116.7 million and $65.2 million during the three months ended March 31, 2009, the twelve months ended December 31, 2008 and the three months ended March 31, 2008, respectively, representing 21%, 13% and 8% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $88.5 million, or 76%, from the twelve months ended December 31, 2008 to the three months ended March 31, 2009 and average liquid assets as a percentage of average deposits and borrowings increased approximately 8% from the same time frame. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings increased due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Company, on average, held $81.4 million more in federal funds sold, interest-bearing deposits in other banks and due from banks during the three months ended March 31, 2009 compared to the twelve months ended December 31, 2008. Average commercial banking loans were 80%, 91% and 97% of average commercial bank deposits and borrowings during the three months ended March 31, 2009, the twelve months ended December 31, 2008 and the three months ended March 31, 2008, respectively. The ratio of average commercial banking loans to average commercial banking deposits and borrowings decreased during the first quarter of 2009 compared to the twelve months ended December 31, 2008 and the three months ended March 31, 2008. The decrease in the ratio of average commercial banking loans to average commercial banking deposits and borrowings was due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Bank grew average deposits approximately $94.5 million during the three months ended March 31, 2009 compared to the twelve months ended December 31, 2008 while average commercial banking loans decreased by $27.2 million during the same time frame. The Company’s decision to increase short-term liquidity and the growth of deposits resulted in the Bank holding, on average, approximately $81.4 million more in federal funds sold, interest-bearing deposits and due from banks during the three months ended March 31, 2009 compared to the twelve months ended December 31, 2008.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintained a line of credit up to approximately $41.5 million at the FHLB at March 31, 2009. However, based upon the Company’s weakened financial condition and capital levels, the FHLB suspended our line of credit due to the financial condition of the Bank during the second quarter of 2009. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. Additionally, during the first quarter of 2009, the

FHLB required the Bank to have 125% of collateral to total advances outstanding. The Bank also maintains federal funds lines of credit with correspondent institutions, totaling $18.5 million at March 31, 2009. However, based upon the Company’s weakened financial condition and capital levels, the Company’s access to these federal funds will likely be restricted in 2009, and may not be available at all. At March 31, 2009, we had $31.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. During the first quarter of 2009, the average balance in FHLB advances was $31.0 million and the Bank had no amounts outstanding on its federal funds purchased lines during the first quarter of 2009. All of the $31.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans, commercial real estate loans and multi-family mortgage loans, by investment securities and by FHLB Stock. The Bank has an additional $15.0 million in unpledged securities that could be used to borrow additional funds at the Federal Reserve Bank.

The Bank’s liquidity is under pressure due to the tightening in the liquidity and credit markets, regulatory limits on brokered and out-of-market deposits and the competitive pricing for deposits in the Bank’s market. The Bank could experience increased liquidity pressure if these economic conditions continue or worsen in 2009. During 2007 and 2008, we attempted to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The cost of these brokered and out-of-market deposits were approximately 15 to 30 basis points less than our local deposits during the same period. During 2007 and 2008, the Bank’s out-of-market and brokered deposits increased $161.6 million to $240.1 million at December 31, 2008. We have since reduced our out-of-market and brokered deposits to $225.6 million as of March 31, 2009.

Currently, because the Bank’s capital levels are below the regulatory requirements for “adequately capitalized” institutions, the Bank cannot acquire brokered deposits and is limited in the rates that it can offer on other out-of-market deposits. From April 2009 to December 2009, the Bank has approximately $111 million in brokered and out-of market deposits maturing and if the Bank does not return to a well capitalized position, it will most likely not be able to renew these deposits which will adversely affect the Bank’s liquidity position in 2009. Paying off all of these deposits will greatly diminish the liquidity position of the Company, and we may be unable to fund our business operations. Even if we become eligible to receive a waiver from the FDIC on brokered deposits, we cannot guarantee that we will be granted such waiver. Management has found that most non-relationship oriented retail certificates of deposit are interchangeable with wholesale funding sources such as brokered deposits and wholesale certificates of deposit and as a result, the Company alternates between these funding sources depending on the relative costs, but our access to brokered deposits as a funding source may be limited in the future.

There can be no assurance that our liquidity level will be sufficient if we have to pay off all of our maturing brokered deposits and out-of-market deposits in 2009. We increased our liquidity because of the negative publicity surrounding both the banking industry and the Company. The banking industry has come under significant scrutiny due to government funding through the EESA and TARP. The Company has endured adverse publicity due to our increasing levels of nonperforming assets, goodwill impairment, drop in stock price during 2008 and our net loss in 2008. Because the Bank will not be able to accept, renew or rollover brokered deposits, our liquidity could be adversely and significantly affected, and we may not be able to fund our operations or continue as a going concern. Additionally, the current volatility and disruptions in the capital markets could impact the Company’s ability to access alternative liquidity sources in the same manner as the Company had in the past. Finally, our entry into the Order with the Georgia Department and the FDIC, as well as our independent registered public accountant’s inclusion in their audit report for fiscal year 2008 of their doubt about our ability to continue as a going concern, could impact our ability to access alternative liquidity sources or raise additional capital.

Commercial Commitments

The following table presents our other commercial commitments at March 31, 2009. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
		(in thousands)
Commitments to extend credit (1)	$58,502	$29,018	$24,530	$4,521	$433
Letters of Credit (2)	2,498	2,416	82	—	—

Total commercial commitments	$61,000	$31,434	$24,612	$4,521	$433

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.

(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2009 and December 31, 2008, the Company was a party to interest rate swap contracts (back-end derivatives) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,560,000 with a fair value of approximately $(1,331,000) at March 31, 2009 and approximately $8,764,000 with a fair value of approximately $(1,407,000) at December 31, 2008. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2009. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. During 2005, the Federal Reserve raised rates by a total of 200 basis points and raised rates by an additional 100 basis points in the first six months of 2006. The Federal Reserve then left rates unchanged until the third quarter of 2007. From September 2007 through the end of 2007, the Federal Reserve reduced interest rates by 100 basis points and during 2008 reduced rates further by 400 basis points. The Federal Reserve has indicated that further changes in interest rates would be dependent on economic data. The decrease in interest rates in 2008 will likely have a negative impact on our net interest income during the first half of 2009.

In addition, inflation results in the increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our stockholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Other than the risk factors set forth below, there were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

We Have Stipulated to a Cease and Desist Order with the FDIC and the Georgia Department, Which Will Restrict our Operations; Failure to Comply with this Order Can Result in Significant Penalties

Under applicable laws, the FDIC, as our deposit insurer, and the Georgia Department, as our chartering authority, have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution, although formal enforcement actions are routinely disclosed by the regulatory authorities.

Following examinations of the operations of the Bank that was completed in July 2008 and based upon the Bank’s June 30, 2008 financial information, the FDIC and the Georgia Department issued the Bank the Order. On May 11, 2009, we stipulated to the Order. The Order alleged, among other things, the following unsafe and unsound practices and violations of law and/or regulations: operating with a board of directors that has failed to provide adequate supervision over and direction to the management of the Bank; operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; operating with marginally adequate equity capital and reserves in relation to the volume and quality of assets held by the Bank; operating with an excessive level of adversely classified items; operating with inadequate provisions for liquidity and funds management; operating with hazardous loan underwriting and administration practices; operating in such a manner as to produce operating losses; and operating in apparent violation of certain laws, regulations and/or statements of policy.

The Order requires that we implement a number of actions, including developing a written analysis and assessment of our management and staffing needs; increasing our board of director’s participation in our affairs; having and retaining qualified management, including a chief executive officer responsible for the supervision of the lending function and a senior lending officer with experience in upgrading a low quality loan portfolio. The Order further requires us to increase our capital so that we have a minimum Tier 1 Capital Ratio of 8.0% and a minimum Total Risk Based Capital Ratio of at least 10.0% within 120 days of the effective date of the Order; eliminate certain classified assets not previously collected or charged-off; reduce risk exposure with respect to certain problem assets; cease the extension of additional credit to certain borrowers; implement a plan to improve our lending practices; implement a plan for reducing credit concentration; establish and maintain a policy to ensure the adequacy of the allowance for loan losses; formulate and implement a plan to improve earnings; implement an assets/liability management policy; develop and implement a written liquidity contingency funding plan; obtain a waiver from the FDIC prior to accepting, renewing or rolling over brokered deposits; review and implement Bank Secrecy Act compliance; and eliminate or correct all apparent violations of law.

In the event we are in material non-compliance with the terms of the Order, our regulators have the authority to subject us to the terms of a more restrictive enforcement order, to impose civil money penalties on us and our directors and officers, and to remove directors and officers from their positions with the Bank. In addition, due to the imposition of the Order, we will be subject to heightened scrutiny by regulatory authorities and could suffer damage to our reputation.

Our Liquidity Continues to Suffer, and Funding to Provide Liquidity May Not Be Available to Us on Favorable Terms or At All

In recent periods, a number of factors have placed significant stress on our liquidity, including increases in our non-performing assets, increases in our allowance for loan losses, increases in loan demand, increased competition for deposits in our primary market area and decreases in interest rates. These factors also have contributed to compression of our net interest margin and net income. We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets and our entry into the Order with the FDIC and the Georgia Department, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits may continue to exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. If funding continues to be available on a limited basis, or only on unfavorable terms, then our liquidity, net interest margin and net income, will be adversely affected.

Our Access to Certain Lines of Credit May be Restricted or Unavailable

At March 31, 2009, we had the capacity to borrow up to approximately $7.4 million in total FHLB advances. At March 31, 2009, we had approximately $39.5 million of federal funds lines of credit available from correspondent institutions. However, during the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. Based upon our financial condition and weak capital position, our access to the federal funds lines of credit could also be restricted in 2009 and may not be available at all, which will negatively impact our liquidity and general financial condition.

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

In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 1.57% of total commercial banking loans at March 31, 2008 to 2.77% at March 31, 2008. We made a provision for loan losses of approximately $2.68 million during the three months ended March 31, 2009, a decrease from approximately $3.6 million made during the three months ended March 31, 2008. We also charged-off approximately $3.45 million in loans during the three months ended March 31,

2009, which was significantly higher than $463,037 charged-off during the three months ended March 31, 2008. Of the total amount charged-off during the first quarter of 2009, $2.7 million was related to impaired loans that the Bank had not taken into foreclosure at the time of charge-off. During the first quarter of 2009, the Bank determined that the losses related to these loans were uncollectible. The Bank took an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of charge-offs during 2008, $2.3 million was related to our ADC loan portfolio, where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of the underlying collateral.

We will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default, and we expect to continue to employ the aggressive charge-off policy. The Bank’s criticized loans increased $75.0 million, or 569%, from $13.2 million at December 31, 2007 to $18.7 million at March 31, 2009, non-performing loans increased $24.7 million, or 439%, from $5.6 million at December 31, 2007 to $30.3 million at March 31, 2009 and foreclosed properties increased $27.6 million, or 510%, from $5.4 million at December 31, 2007 to $33.0 million at March 31, 2009. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s criticized loans, non-performing loans and foreclosed properties related to its ADC loan portfolio increased $49.1 million to $57.3 million, increased $17.1 million to $20.3 million and increased $24.1 million to $24.4 million, respectively, from December 31, 2007 compared to March 31, 2009.

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

Because a Significant Portion of Our Loan Portfolio Is Secured By Real Estate, Any Negative Conditions Affecting Real Estate May Harm Our Business

Approximately 93% of our loan portfolio consists of commercial and consumer loans that are secured by various types of real estate, the value and marketability of which are sensitive to economic conditions and interest rates. In addition, these loans are subject to the risk that the local real estate markets will be overbuilt or will otherwise experience deterioration in value, driving down the value and marketability of the real estate that secures these loans. The current decline in the real estate markets may cause a decrease in collateral values, which could increase our costs and time of collection as well as the amount of potential losses we may incur on loans secured by real estate.

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks. As of March 31, 2009, we had approximately $462.2 million in CRE loans, or approximately 60% of our loan portfolio. Our CRE loans have declined by approximately 31% since December 31, 2007. The banking regulators are giving CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as potentially higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Risks Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of March 31, 2009, approximately 42% of our total loan portfolio was in ADC loans. In addition to the risk of nonpayment by borrowers and risks associated with the fact that these loans generally bear interest at variable rates, construction lending poses additional risks that affect the ability of borrowers to repay loans and that affect the value and marketability of real estate collateral, such as:

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

Any of these conditions could negatively affect our net income and our financial condition. Since December 31, 2007, we reduced our construction loans $88.4 million, or 21%. The Bank limited any new construction loans in the first quarter of 2009 due to the declining real estate market.

The Impact of Recently Released Information about the Stress Test Results from the 19 Largest Financial Institutions Cannot be Predicted at this Time

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan promulgated under the EESA. As part of the Financial Stability Plan, each of the nation’s 19 largest financial institutions was subjected to a forward-looking assessment, or “stress test”, to evaluate the capital needs of such institution under a more challenging economic environment. On April 24, 2009, the Federal Reserve Board published a report on the design and implementation used in these stress tests, including specific loss assumptions related to multiple asset classes. The release of this report has created significant speculation as to the results of the stress tests performed on the largest 19 financial institutions and the hypothetical results if the stress test methodology was applied to other financial institutions, including regional banks smaller in size. We cannot predict whether, or to what extent, other financial institutions, including the Bank, will be subjected to similar stress tests. Uncertainty over the methodology used in the stress tests, and application of this methodology to other financial institutions, may result in a continuation or worsening of current financial market conditions that could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We Will Realize Additional Future Losses if the Proceeds we Receive Upon Liquidation of Non-Performing Assets are Less than the Fair Value of Such Assets

We have developed a strategy to aggressively dispose of non-performing assets. However, the specific assets have not been yet identified. Non-performing assets are recorded on our financial statements at fair value, as required under GAAP, unless these assets have been specifically identified for liquidation, in which case they are recorded at the lower of cost or estimated net realizable value. In current market conditions, dispositions of non-performing assets likely will result in proceeds that are significantly less than the recorded fair value of such assets, which will result in additional future realized losses that negatively affect our financial results.

We are Heavily Regulated by Federal and State Agencies; Changes in Laws and Regulations or Failures to Comply with Such Laws and Regulations May Adversely Affect our Operations and our Financial Results

We are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, including EESA, the Financial Stability Plan, and the ARRA could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could be expensive for us to address and/or could result in our changing the way that we do business.

Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on our banking subsidiaries if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations, and damage to our reputation, and loss of our financial services holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 13, 2009).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: May 15, 2009	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: May 15, 2009	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 13, 2009).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.