Form 10-Q
period 2009-06-30
CRESCENT BANKING CO
filed 2009-08-19
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Small Reporting Company ☒
(do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 17, 2009, Crescent Banking Company had 5,400,101 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$12,592,023	$6,680,289
Interest-bearing deposits in banks	127,151,304	63,078,645
Federal funds sold	32,050,000	83,269,000
Investment securities available-for-sale	26,141,304	33,593,627
Investment securities held-to-maturity, at cost (fair value approximates $3,360,000 and $3,874,400, respectively)	3,500,000	4,000,000
Restricted equity securities	3,275,000	3,210,675
Mortgage loans held for sale	1,257,951	979,130
Loans	771,249,495	785,389,240
Less allowance for loan losses	(25,080,453)	(22,280,041)

Loans, net	746,169,042	763,109,199
Premises and equipment	22,088,473	22,756,531
Other real estate owned	38,220,147	25,815,072
Cash surrender value of life insurance	14,409,635	14,133,412
Deposit intangibles	116,154	179,030
Deferred tax asset	—	2,435,074
Other assets	10,750,387	15,729,536

Total Assets	$1,037,721,420	$1,038,969,220

Liabilities
Deposits
Noninterest-bearing	$37,933,177	$40,637,774
Interest-bearing	909,765,116	895,223,907

Total deposits	947,698,293	935,861,681
Short-term borrowings	13,568,509	10,018,509
Long-term borrowings	45,167,000	48,167,000
Deferred tax liability	222,348	—
Accrued interest and other liabilities	7,476,863	6,476,004
Liabilities related to discontinued operations	1,369,686	1,694,496

Total liabilities	$1,015,502,699	$1,002,217,690

Shareholders’ equity
Preferred stock, par value $1.00; 1,000,000 shares authorized; no shares issued or outstanding, respectively	$—	$—
Common stock, par value $1.00; 50,000,000 shares authorized; 5,396,888 and 5,384,547 issued, respectively	5,396,888	5,384,547
Capital surplus	19,483,293	19,180,530
Retained earnings	(2,698,891)	12,166,918
Treasury stock, 33,336 shares	(296,091)	(296,091)
Accumulated other comprehensive income	333,522	315,626

Total shareholders’ equity	22,218,721	36,751,530

Total liabilities and shareholders’ equity	$1,037,721,420	$1,038,969,220

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Interest income
Loans including fees	$10,615,513	$12,755,232	$21,445,258	$26,897,977
Mortgage loans held for sale	8,477	883	13,809	1,316
Taxable securities	339,231	328,552	750,973	665,584
Non-taxable securities	20,563	23,500	44,063	30,028
Deposits in banks	410,869	32,124	817,196	41,750
Federal funds sold	15,372	231,806	45,299	463,928

Total interest income	11,410,025	13,372,097	23,116,598	28,100,583
Interest expense
Deposits	8,233,441	8,561,990	16,918,044	17,335,250
Short-term borrowings	166,129	121,228	327,273	275,407
Long-term borrowings	412,599	544,949	840,432	1,166,764

Total interest expense	8,812,169	9,228,167	18,085,749	18,777,421

Net interest income	2,597,856	4,143,930	5,030,849	9,323,162
Provision for loan losses	5,200,000	6,122,000	7,880,000	9,726,000

Net interest income (loss) after provision for loan losses	(2,602,144)	(1,978,070)	(2,849,151)	(402,838)

Noninterest income
Service charges on deposit accounts	340,713	342,111	663,674	724,087
Gains on sales of SBA loans	92,410	109,963	116,308	182,267
Other operating income	571,619	485,340	1,079,656	986,827

Total noninterest income	1,004,742	937,414	1,859,638	1,893,181

Noninterest expenses
Salaries and employee benefits	2,487,734	2,735,864	5,346,031	5,742,322
Occupancy and equipment	405,979	417,015	831,467	865,078
Supplies, postage, and telephone	221,145	268,899	471,610	528,793
Advertising	74,680	95,820	151,690	200,598
Insurance expense	1,786,156	225,243	2,041,651	427,570
Depreciation and amortization	421,346	420,881	851,235	839,200
Legal and professional	654,829	496,641	1,494,717	965,109
Director fees	73,625	79,575	122,650	159,525
Foreclosed asset expense, net	421,988	519,771	1,414,444	815,591
Other operating expenses	760,021	377,742	1,150,801	868,012

Total noninterest expenses	7,307,503	5,637,451	13,876,296	11,411,798

Loss from continuing operations before income tax expense (benefit)	(8,904,905)	(6,678,107)	(14,865,809)	(9,921,455)
Applicable income tax expense (benefit)	821,857	(2,589,469)	—	(3,906,517)

Net loss	(9,726,762)	(4,088,638)	(14,865,809)	(6,014,938)

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(163,261)	(352,021)	17,897	(162,034)

Comprehensive loss	$(9,890,023)	$(4,440,659)	$(14,847,912)	$(6,176,972)

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Earnings (loss) per share
Basic earnings (loss) per share	$(1.84)	$(0.78)	$(2.82)	$(1.16)
Diluted earnings (loss) per share	$(1.84)	$(0.78)	$(2.82)	$(1.16)
Cash dividends per share of common stock	$0.00	$0.04	$0.00	$0.12

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2009	2008
Operating Activities
Net loss	$(14,865,809)	$(6,014,938)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Amortization (accretion) of premium/discount on securities	42,709	(6,236)
Amortization of deposit intangible	62,876	62,876
Net gain on sale of other real estate owned	(114,211)	(44,089)
Provision for loan losses	7,880,000	9,726,000
Depreciation	781,399	769,365
Proceeds from sales of mortgage loans held for sale	21,675,924	15,488,556
Originations of mortgage loans held for sale	(21,954,745)	(15,485,747)
Income on life insurance policies	(276,223)	(263,318)
Deferred tax	2,423,143	(1,247,858)
Decrease in interest receivable	520,875	2,062,446
Increase (decrease) in interest payable	35,784	(548,445)
Stock-based compensation expense	278,682	375,321
Impairment on other securities	165,975	—
Impairment on trust preferred securities	176,000	—
Net cash used in discontinued operations	(324,810)	(170,749)
Net change in other assets, liabilities and other operating activities	5,698,782	(4,828,257)

Net cash provided by (used by) operating activities	2,206,351	(125,073)

Investing Activities
Net increase in interest-bearing deposits in banks	(64,072,659)	(25,490,868)
Purchase of securities available-for-sale	(3,066,250)	(5,167,659)
Purchase of securities held-to-maturity	—	(4,000,000)
Proceeds from maturities/calls of securities available-for-sale	10,505,692	5,144,468
Proceeds from maturities/calls of securities held-to-maturity	500,000	—
Purchase of other securities	(230,300)	(251,400)
Proceeds from sale of other real estate owned	4,410,118	1,324,938
Net (increase) decrease in federal funds sold	51,219,000	(23,108,000)
Net decrease in loans	(7,869,910)	(13,328,285)
Purchase of premises and equipment	(113,342)	(770,530)

Net cash used in investing activities	(8,717,651)	(65,647,336)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the six months ended June 30,
	2009	2008
Financing Activities
Net increase in deposits	11,836,612	64,898,610
Net increase in borrowings	550,000	2,518,509
Excess tax benefits from share-based payment arrangements	—	96,565
Issuance of common stock for dividend reinvestment plan	—	306,693
Issuance of common stock for stock purchase plan	36,422	14,843
Proceeds from the exercise of stock options	—	240,533
Dividends paid	—	(633,283)

Net cash provided by financing activities	12,423,034	67,442,470

Net increase in cash and due from banks	5,911,734	1,670,061
Cash and due from banks at beginning of year	6,680,289	7,700,345

Cash and due from banks at end of period	$12,592,023	$9,370,406

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$18,049,965	$19,325,866
Cash paid during period for taxes	—	1,766,000
Principal balances of loans transferred to other real estate owned	16,930,067	2,653,171
Unrealized gain (loss) on securities available for sale, net	17,897	(162,034)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s 2008 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at June 30, 2009 and December 31, 2008 include liabilities of $1,369,686 and $1,694,496, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability remaining from the sale of the Company’s wholesale mortgage operation in 2003. The estimated recourse liability at both June 30, 2009 and December 31, 2008 for future losses is $1.4 million and $1.7 million, respectively, and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2008 to June 30, 2009.

Changes in the allowance for recourse obligation are as follows:

2009
Balance at December 31, 2008	$1,694,496
Losses indemnified	(324,810)

Balance at June 30, 2009	$1,369,686

NOTE 3—LOANS

The composition of loans is summarized as follows:

	June 30, 2009	December 31, 2008
Commercial	$34,165,595	$36,184,933
Real estate – construction and land development	313,829,142	347,117,835
Real estate – mortgage	409,808,509	387,172,975
Consumer installment and other	13,446,249	14,913,497

	771,249,495	785,389,240
Allowance for loan losses	(25,080,453)	(22,280,041)

Loans, net	$746,169,042	$763,109,199

Changes in the allowance for loan losses are as follows:

Balance at December 31, 2008	$22,280,041
Provision for loan losses	7,880,000
Loans charged off	(5,150,064)
Recoveries of loans previously charged off	70,476

Balance at June 30, 2009	$25,080,453

The investment in non-performing loans, consisting of renegotiated and non-accrual loans, was $48,763,327 and $36,778,482 at June 30, 2009 and December 31, 2008, respectively. Total non-performing loans outstanding that required a specific allowance were $20,299,839 and $21,994,274, respectively, as of June 30, 2009 and December 31, 2008. Total allowances of

NOTE 3—LOANS (CONTINUED)

approximately $4,984,000 and $4,680,000 have been established for non-performing loans outstanding as of June 30, 2009 and December 31, 2008, respectively. Of the non-performing loans without a specific allowance at June 30, 2009, the Company has already charged-off amounts totaling $3,131,847. Of the $48,763,327 and $36,778,482 in non-performing loans at June 30, 2009 and December 31, 2008, $14,148,035 and $17,896,747, respectively, was related to renegotiated loans. With respect to these loans, the Company has either reduced interest rates or deferred interest payments in order to provide the borrowers time to reorganize their finances and seek to satisfy their loan obligations. Total renegotiated loans outstanding that required a specific allowance were $7,901,538 and $17,760,378 at June 30, 2009 and December 31, 2008, respectively. The total specific allowance on these renegotiated loans was approximately $1,159,000 and $3,384,000 at June 30, 2009 and December 31, 2008, respectively.

Total impaired loans, which include our total non-performing loans of $48,763,327 discussed above, was $211,550,364 at June 30, 2009. This compares to total impaired loans of $65,620,890 at December 31, 2008, or an increase of approximately 222%. Of our total impaired loans, $87,767,350 have required a specific allowance totaling approximately $16,820,000, $12,844,807 have required specific charge-offs totaling $3,131,847 and $110,938,207 have required no specific allowance or specific charge-off at June 30, 2009. The significant increase in impaired loans is due to loans we previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as potential problem loans that have migrated to impaired loans. Based upon further deterioration in these loans since December 31, 2008, management now considers it probable that these loans will not perform to their original contractual terms and has evaluated these loans as impaired loans under the requisite accounting guidance.

NOTE 4—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net loss (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

	Three Months Ended June 30, 2009
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	($9,726,762)	5,277,969	($1.84)
Effect of dilutive securities (1)		—
Diluted loss per share	($9,726,762)	5,277,969	($1.84)

	Three Months Ended June 30, 2008
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	($4,088,638)	5,229,283	($0.78)
Effect of dilutive securities (1)		—
Diluted loss per share	($4,088,638)	5,264,748	($0.78)

	Six Months Ended June 30, 2009
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	($14,865,809)	5,274,593	($2.82)
Effect of dilutive securities (1)		—
Diluted loss per share	($14,865,809)	5,274,593	($2.82)

	Six Months Ended June 30, 2008
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	($6,014,938)	5,204,292	($1.16)
Effect of dilutive securities (1)		—
Diluted loss per share	($6,014,938)	5,261,480	($1.16)

(1)	Diluted loss per share is calculated by using the weighted average common shares outstanding, instead of the diluted weighted average shares outstanding because they are anti-dilutive. For the three and six months ended June 30, 2008, 35,365 and 57,188 shares, respectively, were excluded. There were no common stock equivalents to include in the diluted weighted average shares for the three and six months ended June 30, 2009, and therefore, none were excluded.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2009 and December 31, 2008, the Company was a party to interest rate swap contracts (back-end derivatives) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,455,000, with a fair value of approximately $(1,036,000) at June 30, 2009 and approximately $8,764,000 with a fair value of approximately $(1,407,000) at December 31, 2008. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that requires the borrower to pay or receive from Crescent Bank and Trust Company (the “Bank”) an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended June 30, 2009. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

The Company’s investment policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. The Company is subject to the risk that a counterparty, in particular our borrower, will fail to perform; however, management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on our financial condition or results of operations.

NOTE 6—INVESTMENT SECURITIES

The carrying value and fair value of investment securities summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
June 30, 2009
U.S. Government agencies	$3,526,999	$78,020	$—	$3,605,019
Mortgage-backed securities	22,058,434	484,984	(7,133)	22,536,285

	$25,585,433	$563,004	$(7,133)	$26,141,304

December 31, 2008
U.S. Government agencies	$8,999,090	$163,421	$—	$9,162,511
Mortgage-backed securities	24,068,494	394,388	(31,766)	24,431,116

	$33,067,584	$557,809	$(31,766)	$33,593,627

Securities Held-to-Maturity
June 30, 2009
State and municipal securities	3,500,000	—	(140,000)	3,360,000

	$3,500,000	$—	$(140,000)	$3,360,000

December 31, 2008
State and municipal securities	4,000,000	—	(125,600)	3,874,400

	$4,000,000	$—	$(125,600)	$3,874,400

NOTE 6—INVESTMENT SECURITIES (CONTINUED)

Securities with an approximate carrying value of $24,133,645 and $18,207,299 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public funds as required by law, and for other purposes.

The fair value of securities with unrealized losses at June 30, 2009 is shown below:

	Less Than 12 Months		More Than 12 Months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and municipal securities	—	—	3,360,000	(140,000)
Mortgage backed securities	1,012,872	(7,133)	—	—

Total	$1,012,872	$(7,133)	$3,360,000	$(140,000)

The fair value of securities with unrealized losses at December 31, 2008 is shown below:

	Less Than 12 Months		More Than 12 Months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and municipal securities	3,874,400	(125,600)	—	—
Mortgage backed securities	2,130,112	(20,342)	1,009,696	(11,424)

Total	$6,004,512	$(145,942)	$1,009,696	$(11,424)

Management of the Company presently believes that all unrealized losses as of June 30, 2009 and December 31, 2008 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. In addition, total impairment represents less than 1% of amortized cost.

The Company also had an investment of $352,000 that was recorded in other assets on the balance sheet and is held at the holding company. This investment consisted of trust preferred securities in various community bank holding companies. The Company recorded an other than temporary impairment on this investment of $176,000 during the fourth quarter of 2008, which brought down the carrying value of this investment to $176,000 at December 31, 2008. During the second quarter of 2009, the Company recorded an additional other than temporary impairment on the investment of $176,000, which brought down the carrying value of this investment to $0 at June 30, 2009 from its original basis of $352,000.

The Company also had an investment of $165,975 in Community Financial Services, Inc. which was the holding company for Silverton Bank. On May 1, 2009, the Office of the Comptroller of Currency closed Silverton Bank and appointed the Federal Deposit Insurance Corporations as receiver. As a result, our 300 shares held in Community Financial Services, Inc. valued at $165,975 were written-off during the second quarter of 2009.

NOTE 7—FAIR VALUE MEASUREMENT

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

NOTE 7—FAIR VALUE MEASUREMENT (CONTINUED)

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

NOTE 7—FAIR VALUE MEASUREMENT (CONTINUED)

Derivative Assets and Liabilities

The derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value based on a third party model that primarily uses market observable inputs, such as yield curves and option volatilities, and includes the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management or customer-initiated activities as Level 2. An example of a Level 2 derivative would be interest rate swaps.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis for both June 30, 2009 and December 31, 2008:

	June 30, 2009
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Securities available-for-sale	—	$26,141	—	$26,141	$26,141
Derivative assets	—	$1,036	—	$1,036	$1,036
Derivative liabilities	—	$(1,036)	—	$(1,036)	$(1,036)

	December 31, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Securities available-for-sale	—	$33,594	—	$33,594	$33,594
Derivative assets	—	$1,407	—	$1,407	$1,407
Derivative liabilities	—	$(1,407)	—	$(1,407)	$(1,407)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value at June 30, 2009 and December 31, 2008 on a nonrecurring basis are included in the table below.

	June 30, 2009
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Impaired loans	—	—	$84,023	$84,023	$84,023
Other Real Estate	—	—	$4,946	$4,946	$4,946
Other Assets – Trust Preferred Investment	—	$0	—	$0	$0

NOTE 7—FAIR VALUE MEASUREMENT (CONTINUED)

	December 31, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Impaired loans	—	—	$50,273	$50,273	$50,273
Other Assets – Trust Preferred Investment	—	$176	—	$176	$176

The following methods and assumptions were used to estimate the fair values for financial instruments that are not disclosed under SFAS 157 above.

Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold:

The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair value.

Restricted Equity Securities:

The carrying amount of restricted equity securities approximate their fair values.

Loans:

For mortgage loans held for sale and variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and credit risk.

Cash Surrender Value of Life Insurance:

The carrying amount of cash surrender value of life insurance approximates its fair value.

Deposits:

The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated remaining monthly maturities on time deposits.

Borrowings:

Fair values of borrowings are estimated using a discounted cash flow calculation that applies interest rates currently available for similar terms. The carrying amount on variable rate borrowings approximates their fair value.

Accrued Interest:

The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments:

Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance sheet instruments consist of non fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

NOTE 7—FAIR VALUE MEASUREMENT (CONTINUED)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$171,793,327	$171,793,327	$153,027,934	$153,027,934
Securities available-for-sale	26,141,304	26,141,304	33,593,627	33,593,627
Securities held-to-maturity	3,500,000	3,360,000	4,000,000	3,874,400
Cash surrender value of life insurance	14,409,635	14,409,635	14,133,412	14,133,412
Restricted equity securities	3,275,000	3,275,000	3,210,675	3,210,675
Mortgage loans held for sale	1,257,951	1,257,951	979,130	979,130
Loans, net	746,169,042	745,707,000	763,109,199	761,834,000
Accrued interest receivable	4,328,102	4,328,102	4,848,977	4,848,977
Financial liabilities:
Deposits	947,698,293	952,874,000	935,861,681	943,381,000
Borrowings	58,735,509	59,818,000	58,185,509	59,691,000
Accrued interest payable	1,773,694	1,773,694	1,737,910	1,737,910

NOTE 8—GOING CONCERN OPINION

Dixon Hughes PLLC, the Company’s independent registered public accounting firm, has issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2008 that contains an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. Continued operations depend on our ability to raise additional capital and to continue to generate sufficient liquidity to support our operations, which we may be unable to accomplish in this weakened economic, and stricter regulatory, environment. The potential lack of sources of capital and liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future.

NOTE 9—SUBSEQUENT EVENTS

Effective July 16, 2009, the Company entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB Atlanta”) and the Banking Commissioner of the State of Georgia (the “Georgia Commissioner”). The Agreement limits the Company’s ability to directly or indirectly receive from the Bank dividends or any form of payment representing a reduction in capital of the Bank without the prior written approval of the FRB Atlanta and the Georgia Commissioner. The Agreement also limits the Company’s ability to declare or pay any dividends unless: (i) such declaration or payment is consistent with the Federal Reserve’s Policy Statement on the Payment of Cash Dividends by State Member Banks and Bank Holding Companies, dated November 14, 1985, and the Georgia Department of Banking and Finance’s Statement of Policies; and (ii) the Company has received the prior written approval of the FRB Atlanta, the Director of the Division of Banking Supervision and Regulation of the Federal Reserve (the “Director”) and the Georgia Commissioner. The Agreement further limits the Company’s and its nonbank subsidiaries’ ability to make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB Atlanta, the Director and the Georgia Commissioner. All requests for prior approval must be received by the FRB Atlanta and the Georgia Commissioner at least 30 days prior to the proposed dividend declaration date, the date of any proposed distribution on subordinated debentures and/or the date of any required notice of deferral on trust preferred securities, as applicable. Any such notice must contain certain current and projected financial information, including the Company’s capital, earnings and cash flow and the Bank’s capital, asset quality, earnings and allowance for loan and lease losses, and also must identify the sources of funds for the proposed payment or distribution.

The Agreement prohibits the Company and any nonbank subsidiary from directly or indirectly: (i) incurring, increasing or guaranteeing any debt; and (ii) purchasing or redeeming any shares of its common stock, in each case, without the prior written approval of the FRB Atlanta and the Georgia Commissioner.

Within 60 days of the Agreement, the Company must submit to the FRB Atlanta and the Georgia Commissioner a written capital plan to maintain sufficient capital at the Company on a consolidated basis, and at the Bank on a stand-alone basis. The Company must adopt the capital plan within 10 days of the approval of such plan by the FRB Atlanta and the Georgia Commissioner, and subsequently implement and comply with the provisions of the approved plan. During the term of the

NOTE 9—SUBSEQUENT EVENTS (CONTINUED)

Agreement, the approved capital plan may not be amended or rescinded without the prior written approval of the FRB Atlanta and the Georgia Commissioner. Further, the Company must provide the FRB Atlanta and the Georgia Commissioner with written notice no more than 30 days after the end of any quarter in which the consolidated entity’s or the Bank’s capital ratio falls below the capital plan’s minimum ratios, along with a capital plan to increase such ratios above the plan’s minimum.

The Company’s board of directors must, within 30 days after the end of each calendar quarter, submit a written progress report to the FRB Atlanta and the Georgia Commissioner detailing the form and manner of all actions taken to secure the Company’s compliance with the Agreement and the results of such actions, as well as a the Company’s balance sheet, income statement, and, as applicable, report of changes in stockholders’ equity.

The Agreement also requires the Company to provide written notice to the Georgia Commissioner prior to the appointment of any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive position. The Company must comply with the notice provisions of Section 32 of the Federal Deposit Insurance Act, as amended (the “FDI Act”) and Subpart H of the Federal Reserve’s Regulation Y, and further comply with the restrictions on indemnification and severance payments set forth in Section 18(k) of the FDI Act and Part 359 of the Federal Deposit Insurance Corporation’s (the “FDIC”) regulations.

Management has evaluated subsequent events through August 17, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made or incorporated by reference in this Form 10-Q, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report, may constitute “forward-looking statements” within the meaning of, and subject to the safe harbor protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the commercial banking industry and economy generally. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

the effects of the current economic crisis and general business conditions, including, without limitation, the continuing dramatic deterioration of the subprime, mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, all of which have contributed to the recent compression in the Company’s net interest margin and may cause further compression in future periods;

•

the imposition of enforcement orders, capital directives or other enforcement actions by our regulators, including restrictions and limitations contained in the order issued by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Georgia Department”) requiring Crescent Bank and Trust Company (“Crescent Bank” or the “Bank”) to cease and desist from certain unsafe and unsound practices (the “Order”) and the Written Agreement (the “Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB Atlanta”) and the Banking Commissioner of the State of Georgia (the “Georgia Commissioner”) limiting the Company’s ability to directly or indirectly receive dividends from the Bank;

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

•	credit risks of borrowers, including, without limitation, an increase in those risks as a result of changing economic conditions;

•	the risk that one or more of a small number of borrowers to whom we have made substantial loans are unable to make payments on those loans;

•	risks related to loans secured by real estate, including further adverse developments in the real estate markets that would decrease the value and marketability of collateral;

•

the Company’s ability to originate loans and build and manage its assets with a tolerable level of credit risk, and to adopt, maintain and implement policies and procedures designed to identify, address and protect against losses resulting from any such risks;

•	management’s ability to develop and execute plans to effectively respond to the Order and the Agreement and any unexpected regulatory enforcement actions;

•

increases in the Company’s non-performing assets (whether as part of non-accrual loans or other real estate owned), or the Company’s inability to recover or absorb losses created by such non-performing assets, or to create adequate reserves to protect against such losses;

•

the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, mortgage and insurance services, including, without limitation, the effects of interest rates and products that the Company may elect to provide in the face of such competition, which could negatively affect net interest margin, liquidity and other important financial measures at the Company;

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

•

the Company’s ability to maintain adequate liquidity to fund its operations, especially in light of competition from other institutions, the inability to originate brokered deposits and other potential regulatory limitations;

•	the inability of the Company to raise additional capital or to pursue other strategic initiatives;

•	changes in accounting policies, rules and practices;

•	changes in technology and/or products that may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

Recent Developments

General

During 2008 and the first half of 2009, turmoil within the financial services industry, the economy and the effect on real estate generally contributed to an increase in the Company’s non-performing assets and a decrease in the Company’s earnings. In response, the Company has taken what it believes to be an aggressive approach with respect to determining the probability of losses in its loan portfolio. The Company has attempted to strengthen its credit structure to assure sound operating practices during these challenging times. The Company and its wholly owned subsidiary, Crescent Bank, were not adequately capitalized under all applicable regulatory capital measurements as of June 30, 2009.

In addition, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the Georgia Department, as the Bank’s chartering authority, have issued the Order, as described more fully below, requiring the Bank to cease and desist from certain unsafe and unsound practices and to adopt a program of corrective action as a means to address the identified deficiencies. Finally, the Company entered into the Agreement with the FRB Atlanta and the Georgia Commissioner, as described more fully below, restricting the Company’s ability to receive dividends from the Bank and requiring the Company to adopt and maintain a written capital plan to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis.

In light of the foregoing, the Company is making all efforts to increase its capital ratios and improve its liquidity. As part of those efforts, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Bank. In addition, during the second quarter of 2009, we exercised our rights under our trust preferred securities agreements for Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV to defer, for up to 20 consecutive quarters, payment of interest and principal on these securities. We currently anticipate that we will continue to exercise this deferral right for all of our interest payments that otherwise would be due in 2009 and into 2010.

The Company is continuing to pursue a variety of capital-raising and other strategic alternatives; however, there is no assurance that the Company’s efforts will be successful, particularly in the current economic environment. In the event we are unable to raise additional capital, our ability to continue to operate may be significantly impacted. In addition, we must continue to generate sufficient liquidity to fund our operations, which may be difficult in light of intense competition, our inability to originate brokered deposits and/or as a result of other potential regulatory limitations.

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

Written Agreement with Federal Reserve and Georgia Commissioner

Effective July 16, 2009, the Company entered into the Agreement with the FRB Atlanta and the Georgia Commissioner. The Agreement limits the Company’s ability to directly or indirectly receive from the Bank dividends or any form of payment representing a reduction in capital of the Bank without the prior written approval of the FRB Atlanta and the Georgia Commissioner. The Agreement also limits the Company’s ability to declare or pay any dividends unless: (i) such declaration or payment is consistent with the Federal Reserve’s Policy Statement on the Payment of Cash Dividends by State Member Banks and Bank Holding Companies, dated November 14, 1985, and the Georgia Department of Banking and Finance’s Statement of Policies; and (ii) the Company has received the prior written approval of the FRB Atlanta, the Director of the Division of Banking Supervision and Regulation of the Federal Reserve (the “Director”) and the Georgia Commissioner. The Agreement further limits the Company’s and its nonbank subsidiaries’ ability to make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB Atlanta, the Director and the Georgia Commissioner. All requests for prior approval must be received by the FRB Atlanta and the Georgia Commissioner at least 30 days prior to the proposed dividend declaration date, the date of any proposed distribution on subordinated debentures and/or the date of any required notice of deferral on trust preferred securities, as applicable. Any such notice must contain certain current and projected financial information, including the Company’s capital, earnings and cash flow and the Bank’s capital, asset quality, earnings and allowance for loan and lease losses, and also must identify the sources of funds for the proposed payment or distribution.

The Agreement prohibits the Company and any nonbank subsidiary from directly or indirectly: (i) incurring, increasing or guaranteeing any debt; and (ii) purchasing or redeeming any shares of its common stock, in each case, without the prior written approval of the FRB Atlanta and the Georgia Commissioner.

Within 60 days of the Agreement, the Company must submit to the FRB Atlanta and the Georgia Commissioner a written capital plan to maintain sufficient capital at the Company on a consolidated basis, and at the Bank on a stand-alone basis. The Company must adopt the capital plan within 10 days of the approval of such plan by the FRB Atlanta and the Georgia Commissioner, and subsequently implement and comply with the provisions of the approved plan. During the term of the Agreement, the approved capital plan may not be amended or rescinded without the prior written approval of the FRB Atlanta and the Georgia Commissioner. Further, the Company must provide the FRB Atlanta and the Georgia Commissioner with written notice no more than 30 days after the end of any quarter in which the consolidated entity’s or the Bank’s capital ratio falls below the capital plan’s minimum ratios, along with a capital plan to increase such ratios above the plan’s minimum.

The Company’s board of directors must, within 30 days after the end of each calendar quarter, submit a written progress report to the FRB Atlanta and the Georgia Commissioner detailing the form and manner of all actions taken to secure the Company’s compliance with the Agreement and the results of such actions, as well as a the Company’s balance sheet, income statement, and, as applicable, report of changes in stockholders’ equity.

The Agreement also requires the Company to provide written notice to the Georgia Commissioner prior to the appointment of any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive position. The Company must comply with the notice provisions of Section 32 of the Federal Deposit Insurance Act, as amended (the “FDI Act”) and Subpart H of the Federal Reserve’s Regulation Y, and further comply with the restrictions on indemnification and severance payments set forth in Section 18(k) of the FDI Act and Part 359 of the Federal Deposit Insurance Corporation’s (the “FDIC”) regulations.

Overview

As of June 30, 2009, the Company was made up of the following entities:

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46), Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do

so. Of the $21.5 million in trust preferred securities currently outstanding, approximately $10.9 million qualifies as tier 1 capital for regulatory capital purposes. During the second quarter of 2009, as part of the Company’s efforts to retain and increase its liquidity, we exercised our rights under the trust preferred securities agreements to defer our interest payments, and therefore, did not make any payments on the three Trusts that were due after May 2009. We currently anticipate that we will continue to exercise this right for our interest payments in 2009 and into 2010.

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

As of June 30, 2009, the Company had total consolidated assets of approximately $1.0 billion, total deposits of approximately $947.7 million, total consolidated liabilities, including deposits, of $1.0 billion and consolidated stockholders’ equity of approximately $22.2 million. The Company’s operations are discussed below under the section captioned “Results of Operations.”

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the FDIC. The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and focused on individuals and small to medium-sized businesses located within its primary market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 94% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first half of 2009, in particular with respect to real estate related to acquisition, development and construction, and we anticipate that such markets will continue to weaken in the second half of 2009. Acquisition, development and construction loans, or “ADC,” are cyclical and pose risks of possible loss due to concentration levels and similar risks of the asset. As of June 30, 2009, we had approximately $313.8 million in ADC loans, or approximately 41% of our loan portfolio. The Bank has limited any new ADC loans in 2008 and the first half of 2009 due to the declining real estate market and the Bank’s ADC loans have declined by approximately 25% since December 31, 2007. The Bank’s criticized loans (excluding non-performing loans), non-performing loans and foreclosed properties related to its ADC loan portfolio increased $105.0 million to $110.0 million, increased $24.6 million to $27.8 million and increased $25.0 million to $25.3 million, respectively, from December 31, 2007 compared to June 30, 2009. The deterioration in our ADC loan portfolio is due to the significant slowing of home and land sales, and subsequent decline in the prices of home and land in our market area during the last quarter of 2007 through the first half of 2009, which prohibits many of our borrowers who develop and construct real estate properties from servicing their loans because they are not generating revenue.

The Company does not consider its commercial banking operations to be seasonal in nature. Real estate activity and values tend to be cyclical and vary over time with interest rate fluctuations and general economic conditions.

Challenges for the Commercial Banking Business

Our commercial banking business has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense paid on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from interest rate fluctuation, which, if not anticipated and managed, can result in a decrease in earnings or earnings volatility. The Company manages interest rate risk by maintaining what it believes to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. The Federal Reserve decreased interest rates 100 basis points during the last half of 2007 and an additional 400 basis points during 2008. Our net interest margin declined from 3.68% for 2007 to 1.85%

during 2008, mainly as a result of the decreases in interest rates. Our net interest margin declined further during the first half of 2009 to 1.04%. The further decline in our net interest margin during the first half of 2009 was due to the increase in non-performing assets and the subsequent write-off of approximately $1,288,000 in accrued interest on these assets and the Company’s strategic decision to increase its liquidity by increasing its short-term liquid assets that have lower yields. Further action by the Federal Reserve with respect to interest rates will depend on many factors that are not known at this time and which are beyond our control and could further impact our net interest margin. During the 0- to 90-day period in which we are most sensitive to interest rate changes, the Company is considered asset sensitive, and if interest rates rise, our net interest margin would be expected to improve. During the one year period, the Bank is considered liability sensitive and if interest rates rise, our net interest margin would be expected to decrease over the one year period.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. The Bank competes directly for deposits in its primary market area with other commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers and insurance companies, locally, regionally and nationally, some of which compete by offering products and services by mail, telephone and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its primary market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of the Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s primary market area. Virtually every type of competitor offering products and services of the type offered by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company, may offer various services that the Company does not offer, and may be able to better afford and make broader use of media advertising, support services and electronic technology. In addition, as a result of recent developments in the credit and liquidity markets, many of our competitors in our primary market area, in order to attract deposits, have recently offered interest rates on certificates of deposit and other products that we are unable to offer. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally. If we cannot effectively compete for deposits in our primary market area, our liquidity could come under further pressure and we may be unable to fund our operations.

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the competitive pricing by competitors in our primary market area, the Bank’s liquidity has, and will likely continue to, come under pressure. In addition, due to the decline in the confidence in the financial services industry, the Bank could see customers withdrawing their deposits, which would put additional pressure on the Bank’s liquidity. The Bank has had the ability to acquire out-of-market deposits that are not considered brokered deposits to supplement deposit growth in its market areas and can borrow an additional $2.0 million through the Federal Reserve Bank, if necessary. However, if access to these funds is limited in any way, then our liquidity could be adversely affected. Currently, because the Bank is below the well capitalized requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), the Bank cannot originate any deposits that qualify as brokered deposits, and is limited in the rates that it can offer on deposits generally. From July 2009 through June 2010, the Bank has approximately $146 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, then it will not be able to renew these deposits. Therefore, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. However, there are regulatory and other limitations on the Bank’s ability to raise interest rates in its local markets. If the Bank is unable to offer competitive rates to generate deposits in local markets, then its liquidity would be adversely affected. In addition, although the Company is currently considering a variety of capital-raising and other strategic alternatives intended to bring the Company back into a well-capitalized position, the Company may be unable to consummate any such transactions and therefore, may be unable to continue to generate sufficient liquidity. Finally, if the deterioration in the credit and real estate markets continues and causes additional borrowers to default on their loans or causes a further decline in the realizable value of underlying real estate collateral, we may continue to experience an increase in non-performing assets and loan charge-offs, and may have to make additional provisions for loan losses, which could reduce our available capital and liquidity and impact our ability to fund our operations.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. During 2008 and the first half of 2009, the Bank’s loan portfolio declined 4% and 2%, respectively. However, the Bank’s loan portfolio grew 17% during 2007, 17% during 2006 and 37% during 2005. From 2005 to 2007, the Bank added approximately 26 new loan officers, which were mainly related to the addition of five full service branches and two loan production offices. The weakening of the real estate market had a significant effect on the Bank’s loan portfolio in 2008 and the first half of 2009, which led the Bank to slow down loan production in order to focus on asset quality. Approximately 94% of the Bank’s loan portfolio is secured by real estate at June 30, 2009. From December 31, 2007 to June 30, 2009, our non-performing assets increased from $11.0 million to $87.0 million, or 689%. Of the $87.0 million in non-performing assets at June 30, 2009, $53.1 million was related to

ADC loans and $21.0 million was related to residential real estate. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first half of 2009, in particular with respect to real estate related to ADC. As of June 30, 2009, ADC loans totaled approximately $313.8 million and represented approximately 41% of our loan portfolio. The Bank’s criticized loans (excluding non-performing loans), non-performing loans and foreclosed properties related to its ADC loan portfolio increased $105.0 million to $110.0 million, increased $24.6 million to $27.8 million and increased $25.0 million to $25.3 million, respectively, from December 31, 2007 compared to June 30, 2009. The deterioration in our ADC loan portfolio is due to an increased inability of some borrowers to make loan payments and the decrease in sales activity and property values within the residential real estate market in our market area during 2008 and the first half of 2009. The Bank has adopted procedures and policies in order to maintain and monitor loan growth, including the quality of the loans, and its concentration in real estate secured loans. The Bank has limited any new ADC loans in 2008 and 2009 due to the declining real estate market. Our ADC loans have declined by approximately 25% since December 31, 2007. Given the current condition of the credit, liquidity and real estate markets, we may experience further increases in non-performing assets. If this occurs, we may make additional provision for loan losses and experience an increase in charge-offs, either of which would adversely impact our capital and liquidity and our ability to pursue strategic alternatives.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other generally accepted accounting principles (“GAAP”). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The adoption of this standard did not have a material impact on the financial statements taken as a whole.

Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued April 9, 2009. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP SFAS 157-4 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

Financial Accounting Standards Board Staff Position (FSP) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” were issued April 9, 2009. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

Financial Accounting Standards Board Staff Position (FSP) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” were issued April 9, 2009. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to

require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in the Company’s interim financial statements beginning with the second quarter of 2009.

In January 2009, the FASB finalized EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. This FSP conforms the guidance in EITF 99-20 to that of FSP FAS 115-1 by removing the requirement of management to consider a market participant’s assumptions about cash flows in assessing whether or not an adverse change in previously anticipated cash flows has occurred. The FSP is effective for interim and annual periods ending after December 15, 2008, applied prospectively. The adoption of the new standard did not have a significant impact on the determination or reporting of our financial results.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the financial statements taken as a whole.

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

Valuation of Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure and repossession. Other real estate owned is held for sale and is carried at the lower of cost or fair value, less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowances are included in other operating expenses. The fair value of other real estate owned is based upon our assessment of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, economic conditions and issues with respect to individual properties. The Company’s evaluation of these factors involves subjective estimates and judgments that may change.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as noninterest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the six months ended June 30, 2009 and 2008:

	Average Balances		Yields / Rates		Income / Expense		Increase (Decrease)	Change Due to
	2009	2008	2009	2008	2009	2008		Volume	Rate
Assets
Loans, including fee income	$782,570	$824,905	5.53%	6.56%	$21,445	$26,898	$(5,453)	$(1,200)	$(4,253)
Mortgage loans held for sale	874	63	3.19%	4.22%	14	1	13	13	—
Investment securities	37,982	28,573	4.22%	4.90%	795	696	99	196	(97)
Federal funds sold	52,128	38,764	0.18%	2.41%	46	464	(418)	11	(429)
Interest bearing deposits in banks	102,212	3,286	1.61%	2.56%	817	42	775	790	(15)

Total earning assets	975,766	895,591	4.78%	6.31%	23,117	28,101	(4,984)	(190)	(4,794)

Cash and due from banks	19,721	7,246
Allowance for loan losses	(21,791)	(11,420)
Other assets	85,813	70,096

Total	$1,059,509	$961,513

Liabilities and Equity
Interest bearing demand	$132,949	$66,760	2.59%	1.79%	$1,707	$593	$1,114	$850	$264
Savings	67,061	75,164	2.63%	3.02%	876	1,129	(253)	(106)	(147)
Certificates of deposit	722,815	635,186	4.00%	4.94%	14,335	15,614	(1,279)	1,710	(2,989)

Total interest bearing deposits	922,825	777,110	3.70%	4.49%	16,918	17,336	(418)	2,454	(2,872)
Borrowings	58,631	58,222	4.02%	4.98%	1,168	1,442	(274)	5	(279)

Total interest bearing liabilities	981,456	835,332	3.72%	4.52%	18,086	18,778	(692)	2,459	(3,151)

Noninterest bearing demand deposits	39,748	45,886
Other liabilities	6,943	14,520
Shareholders’ equity	31,362	65,775

Total	$1,059,509	$961,513

Net interest income					$5,031	$9,323	$(4,292)	$(2,649)	$(1,643)

Net interest yield on earning assets			1.04%	2.09%
Net interest spread			1.06%	1.79%

Results of Our Commercial Banking Business

During the three and six month periods ended June 30, 2009, the Company experienced a net loss of approximately $(9.7) million and $(14.9) million, respectively, as compared with net loss of approximately $(4.1) million and $(6.0) million, respectively, for the three and six month periods ended June 30, 2008. The increase in the net loss during both periods in 2009 was primarily due to a decrease in net interest income, an increase in noninterest expenses and a reduction in our income tax benefit, as described in more detail below.

Interest Income

Our interest income related to commercial banking decreased approximately $2.0 million, or 15%, to $11.4 million for the three months ended June 30, 2009 from $13.4 million for the three months ended June 30, 2008. Our interest income related to commercial banking decreased approximately $5.0 million, or 18%, to $23.1 million for the six months ended June 30, 2009 from $28.1 million for the six months ended June 30, 2008. The decrease in interest income during the second quarter of 2009 compared to the same period in 2008 was the result of a decline in yield from commercial banking interest-earning assets, in particular from commercial banking loans, impacted by the current declining interest rate environment. The yield from commercial banking loans decreased from 6.17% for the three months ended June 30, 2008 to 5.49% for the three months ended June 30, 2009 and decreased from 6.56% for the six months ended June 30, 2008 to 5.53% for the six months ended June 30, 2009. This decrease in yield was mainly due to the repricing of our commercial banking loan portfolio in response to the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the end of 2008. During the six months ended June 30, 2008, approximately 60% of our commercial banking loan portfolio was variable rate without a floor and which adjusted with changes in the prime rate. During the third and fourth quarter of 2008, the Bank began requiring floors on most of its new and renewed loans and the percentage of variable rate loans without a floor declined to 42% of the loan portfolio at September 30, 2008, 28% at December 31, 2008 and 23% at June 30, 2009. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-performing assets increasing from $34.6 million at June 30, 2008 to $87.0 million at June 30, 2009 and the subsequent write-off of approximately $1,288,000 in accrued interest or 33 basis points for the six months ended June 30, 2009 and approximately $574,000 in accrued interest or 30 basis points for the three months ended June 30, 2009 on loans that were placed on non-accrual status during the first half of 2009. The decline in interest income was also due to a decrease in average commercial banking loans. Average commercial banking loans decreased $55.8 million, or 7%, for the quarter ended June 30, 2009 and $42.3 million, or 5%, for the six months ended June 30, 2009 over the same periods for 2008. The decrease in average commercial banking loans from the three and six month periods ended June 30, 2008 to the three and six month periods ended June 30, 2009 was the result of the Company foreclosing on approximately $42.5 million in commercial banking loans since June 30, 2008 and of the Company making the strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended June 30, 2009 amounted to $8.8 million, compared to $9.2 million for the three months ended June 30, 2008, a decrease of 5%. Our interest expense related to the commercial banking business for the six months ended June 30, 2009 amounted to $18.1 million, compared to $18.8 million for the six months ended June 30, 2008, a decrease of 4%. Interest expense related to the commercial banking deposits for the three months ended June 30, 2009 amounted to $8.2 million, compared to $8.6 million for the three months ended June 30, 2008, a decrease of 4%. Interest expense related to the commercial banking deposits for the six months ended June 30, 2009 amounted to $16.9 million, compared to $17.3 million for the six months ended June 30, 2008, a decrease of 2%. Interest expense related to commercial bank borrowings for the three months ended June 30, 2009 amounted to $579,000, compared to $666,000 for the three months ended June 30, 2008, a decrease of 13%. Interest expense related to commercial bank borrowings for the six months ended June 30, 2009 amounted to $1.2 million, compared to $1.4 million for the six months ended June 30, 2008, a decrease of 19%.

The decrease in interest expense from interest-bearing deposits for 2009 compared to the same periods in 2008 resulted from a decrease in the cost of funds from commercial banking deposits. The cost of funds of commercial banking deposits decreased from 4.33% and 4.49%, respectively for the three and six months ended June 30, 2008 to 3.57% and 3.70%, respectively, for the three and six months ended June 30, 2009. The cost of savings accounts (including money market accounts), and time deposits decreased 53 basis points and 86 basis points, respectively, for the three months ended June 30, 2009 compared to the same period in 2008, and 39 basis points and 94 basis points, respectively, for the six months ended June 30, 2009 compared to the same period in 2008. These decreases in average cost were due to the falling rate environment during which the Federal Reserve has decreased interest rates 500 basis points from September 2007 through the first quarter of 2009. The decrease in interest expense related to the decrease in the cost of funds of commercial banking deposits was partially offset by an increase in the average balance of commercial banking deposits for the three and six months ended June 30, 2009 compared to the same periods in 2008. Average interest-bearing deposits increased approximately $130.2 million, or 16%, from $795.3 million for the three months ended June 30, 2008 to $925.5 million for the three months ended June 30, 2009. Average interest-bearing deposits increased approximately $145.7 million, or 19%, from $777.1 million for the six months ended June 30, 2008 to $922.8 million for the six months ended June 30, 2009. The Bank ran several certificate of deposit specials in 2008 and the first half of 2009 in which the Bank increased its in-market certificates of deposit by approximately $80.1 million from June 30, 2008. The Bank also ran an interest-bearing checking account special from September 2008 to February 2009 that guaranteed a rate of 3.75% until March 31, 2009 and then 3.00% until June 30, 2009. As of June 30, 2009, this special had brought in deposit balances totaling $105.3 million. The Bank made the strategic decision to increase short-term liquidity in 2008 and the first half of 2009 through deposit growth because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The decrease in interest expense from borrowings for the three and six month period ended June 30, 2009 compared to the same periods in 2008 resulted from a decrease in the cost of borrowings. The cost of borrowings decreased from 4.60% and 4.98%, respectively, for the three and six months ended June 30, 2008 to 3.95% and 4.02%, respectively, for the three and six months ended June 30, 2009. This decline is mainly related to the drop in interest rates on our trust preferred securities of $22.2 million, which all are either tied to the Wall Street prime rate or the three month LIBOR and reprice quarterly.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2009 were $2.6 million, 1.08% and 1.13% and $5.0 million, 1.04% and 1.06%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and six months ended June 30, 2008 were $4.1 million, 1.82% and 1.54% and $9.3 million, 2.09% and 1.79%, respectively. The decrease in net interest income, net interest margin and interest spread from 2008 to 2009 was mainly due to the decrease in the yield on commercial banking loans. The yield from commercial banking loans decreased from 6.17% for the three months ended June 30, 2008 to 5.49% for the three months ended June 30, 2009 and decreased from 6.56% for the six months ended June 30, 2008 to 5.53% for the six months ended June 30, 2009. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in response to the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the end of 2008. During the six months ended June 30, 2008, approximately 60% of our commercial banking loan portfolio was variable rate without a floor and which adjusted with changes in the prime rate. During the third and fourth quarter of 2008, the Bank began requiring floors on most of its new and renewed loans and the percentage of variable rate loans without a floor declined to 42% of the loan portfolio at September 30, 2008, 28% at December 31, 2008 and 23% at June 30, 2009. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-performing assets increasing from $34.6 million at June 30, 2008 to $87.0 million at June 30, 2009 and the subsequent write-off of approximately $1,288,000 in accrued interest or 33 basis points for the six months ended June 30, 2009 and approximately $574,000 in accrued interest or 30 basis points for the three months ended June 30, 2009 on loans that were placed on non-accrual status during the first half of 2009. The decrease in net interest income, net interest margin and interest spread during 2009 was also due to the Bank holding more short-term liquid assets, which provide a lower yield than investments and loans. For the three and six months ended June 30, 2009, in comparison to the same periods in 2008, the Bank held on average $104.3 million, or 201%, and $112.3 million, or 267%, respectively, more in interest-bearing deposits and federal funds sold. The Company made the strategic decision to increase short-term liquidity to address the tightening in the credit and liquidity markets, as well as the deterioration in the real estate market. The yield on commercial banking assets decreased 117 basis points while the cost of interest-bearing liabilities decreased only 76 basis points in the second quarter of 2009 compared to the second quarter of 2008. In comparing the first six months of 2009 to the first six months of 2008, the yield on commercial banking assets decreased 153 basis points while the cost of interest-bearing liabilities decreased only 80 basis points. Even with the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the end of 2008, the average cost of time deposits has only decreased 86 basis points and 94 basis points, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to strong competition in the market area for local deposits and due to the fact that time deposits are slower to reprice than the loan portfolio.

Loan Loss Provisions

For the three and six months ended June 30, 2009, we made a provision for loan losses of $5.2 million and $7.9 million, respectively, and incurred net charge-offs of $1,630,245 and $5,079,588, respectively, of commercial banking loans. For the three and six months ended June 30, 2008, we made a provision for loan losses of $6.1 million and $9.7 million, respectively, and incurred net charge-offs of $6,764,306 and $7,227,343, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 1.31% (annualized) for the six months ended June 30, 2009, 1.64% for the year ended December 31, 2008 and 1.76% (annualized) for the six months ended June 30, 2008. During the three and six months ended June 30, 2009, the Bank charged-off $1.6 million and $5.1 million, respectively, in loans, which was a $5.1 million and $2.1 million decrease from the same periods in 2008. These decreases were due to the fact that the Bank began taking a more aggressive approach to impairments related to non-accrual loans during the second quarter of 2008 as compared to previous quarters. As noted above, the Bank charged-off $6,764,306 in loans during the second quarter of 2008 and of the total amount charged-off during that quarter, $5,800,737 was related to non-accrual loans that the Bank had not currently taken into foreclosure. These charge-offs, for the most part, were accrued and included in our loan loss reserve analysis during the fourth quarter of 2007 and the first quarter of 2008. The Bank determined that the losses related to these loans were uncollectible and charged-off the balances based upon the current downturn in the economy and real estate market. Although the Bank is continuing to take an aggressive approach to loan charge-offs, this change in policy on handling impairments on our non-accrual loans during the second quarter of 2008 resulted in higher charge-offs during that period than in both previous and subsequent quarters. Of the total amount of charge-offs during 2008 and 2009, $5.9 million and $2.6 million, respectively, was related to our ADC loan portfolio, where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of the underlying collateral. The Bank’s charge-offs in the first six months of 2009 consisted of four commercial real estate loan charge-offs of $440,981, twenty-nine commercial loan charge-offs of $910,830, forty-one ADC loan charge-offs of $2,590,380, twenty-two residential real estate charge-offs of $903,639 and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2008 consisted of five commercial real estate loan charge-offs of $551,084, eight commercial loan charge-offs of $392,311, five residential real estate loan charge-offs of $189,410, thirty-three construction and acquisition and development loan charge-offs of $5,945,727 and various installment and other consumer loans charge-offs.

The provision for loan losses of $5.2 million and $7.9 million for the three and six months ended June 30, 2009 decreased in comparison to the provision for loans losses of $6.1 million and $9.7 million for the three and six months ended June 30, 2008. The decrease in the provision for loan losses was mainly due to the significant charge-offs in the second quarter of 2008 and the deterioration in real estate values during that same period. During the second quarter of 2008, we charged-off approximately $6.8 million in loans, which was significantly more than in previous quarters. Historical charge-offs are an important factor in calculating our allowance for loan losses on our general portfolio. As a result, our general reserves in the second quarter of 2008 increased significantly. The provision for loan losses related to our general reserves during the second quarter of 2008 increased approximately 0.40%, or $1.9 million, from the first quarter of 2008. Also, with the decline in real estate values, the portion of our loan portfolio in which we calculate specific reserves increased $95.2 million during the second quarter of 2008. The Bank first began to see significant declines in real estate values in its market area during the second quarter of 2008. We increased our provision for loan losses for our specific reserves by approximately $4.1 million during the second quarter of 2008.

During the three and six months ended June 30, 2009, although less than in the same periods in 2008, the Bank incurred significant provisions for loan losses. From December 31, 2008 to June 30, 2009, the portion of our commercial banking loan portfolio in which we calculate specific reserves increased, along with the reserves on these loans. The loans in which we calculate specific reserves increased approximately $48.7 million, or 30%, to approximately $211.6 million and the reserves on these loans increased approximately $6.2 million, or 56%, to approximately $16.9 million from December 31, 2008. With the increase in loans on which we calculate specific reserves, the portion of our commercial banking loan portfolio in which we calculate our general reserves decreased approximately $62.9 million to $559.6 million from December 31, 2008. Therefore, we saw a decline of approximately $3.0 million in our general reserves in our allowance for loan losses during the first six months of 2009. Based upon management’s analysis of its individual classified and non-performing loans, including the additions to non-performing loans since the end of the first quarter of 2009, and our analysis of the remaining loan portfolio, including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 3.25%, 2.84% and 1.51% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

Noninterest Income

Our noninterest income related to our commercial banking business was approximately $1.0 million during the three months ended June 30, 2009 compared to approximately $937,000 during the three months ended June 30, 2008. During the three month period ending June 30, 2009 compared to the same period in 2008, the Bank’s service charge income remained stable and gains on sale of SBA loans decreased approximately $18,000. The Bank’s other operating income increased approximately $86,000 during this same period. The decrease in gains on sale of SBA loans is due to the Bank selling fewer loans at lower premiums during the second quarter of 2009 compared to the same period in 2008. The increase in the Bank’s other operating income was mainly related to an increase in mortgage origination fee income of approximately $77,000 due to Bank closing more mortgage loans in this low mortgage interest rate environment.

Our noninterest income related to our commercial banking business was approximately $1.9 million for both the six months ended June 30, 2009 and 2008. During the six month period ending June 30, 2009 compared to the same period in 2008, service charge income decreased approximately $60,000, and gains on sale of SBA loans decreased approximately $66,000. The Bank’s other operating income increased approximately $93,000 during this same period. The decrease in deposit service charges was mainly related to a $68,000 decrease in overdraft charges which is due to fewer overdrawn accounts and insufficient fund items because customers are being more diligent with their accounts. The decrease in gains on sale of SBA loans is due to the Bank selling fewer loans at lower premiums during the first quarter of 2009 compared to the same period in 2008. The increase in the Bank’s other operating income was mainly related to an increase in mortgage origination fee income of approximately $68,000 and an increase in ATM transaction fees of $39,000. The increase in the mortgage origination fee income was due to Bank closing more mortgage loans in this low mortgage interest rate environment. The increase in ATM transaction fees was due an increase in non customer use of the Bank’s ATM network in 2009 compared to 2008.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $7.3 million for the three months ended June 30, 2009, compared to $5.6 million for the three months ended June 30, 2008, an increase of 30%. The increase in noninterest expense for the three month period ended June 30, 2009 compared to the same period in 2008 was attributable to an increase in legal and professional expense of approximately $158,000, an increase in insurance expense of approximately $1.6 million and an increase in other operating expenses of approximately $382,000. The increase in legal and professional fees expense during the second quarter of 2009 compared to the same period in 2008 was mainly attributable to the increased regulatory and disclosure requirements for a public company, an increase in legal and consulting fees related to regulatory and capital issues, and an increase in legal fees related to the collection of loans. The increase in insurance expense during the second quarter of 2009 compared to the same period in 2008 was mainly attributable to increases in our FDIC insurance assessments. During the second quarter of 2009, the FDIC assessed all banks a special assessment in order to replenish the deposit insurance fund. Our special assessment was approximately $500,000. The FDIC also increased our regular quarterly assessment based upon the capital levels and financial condition of the Bank. The increase in other operating expense during the second quarter of 2009 compared to the same period in 2008 was mainly attributable to the Company recording a other than temporary impairment of approximately $342,000 in two investments. One of the impairments recorded was for $176,000 on an investment consisting of trust preferred securities in various community bank holding companies, representing the entire balance, and the other impairment recorded was for $165,975 in an investment in Community Financial Services, Inc. common stock, which was the holding company for Silverton Bank, which was closed on May 1, 2009 by the Office of the Comptroller of Currency. These increases were offset by a decrease in salaries and employee benefits of approximately $248,000. This decrease was mainly due to a reduction of 21 employees from June 30, 2008 to June 30, 2009, including six officers, a 10% to 15% reduction in salaries for executive officers and other select officers, the suspension of the Bank’s matching contributions to its 401(k) plan and the Bank’s suspension of its accruals on its supplemental retirement plan which was effective April 1, 2009.

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $13.9 million for the six months ended June 30, 2009, compared to $11.4 million for the six months ended June 30, 2008, an increase of 22%. The increase in noninterest expense for the six month period ended June 30, 2009 compared to the same period in 2008 was attributable to an increase in legal and professional expense of approximately $530,000, an increase in insurance expense of approximately $1.6 million, an increase in foreclosed asset expense, net of approximately $599,000 and an increase in other operating expenses of approximately $283,000. The increase in legal and professional fees expense during the first half of 2009 compared to the same period in 2008 was mainly attributable to the increased regulatory and disclosure requirements for a public company, an increase in legal and consulting fees related to regulatory and capital issues, and an increase in legal fees related to the collection of loans. The increase in insurance expense during the first half of 2009 compared to the same period in 2008 was mainly attributable to increases in our FDIC insurance assessments. During the second quarter of 2009, the FDIC assessed all banks a special assessment in order to replenish the deposit insurance fund. Our special assessment was approximately $500,000. The FDIC also increased our regular quarterly assessment based upon the capital levels and financial condition of the Bank. The increase in foreclosed asset expense in the first half of 2009 over the same period in 2008 was attributable to write-downs on foreclosed properties totaling approximately $361,000 and the costs to complete construction on several properties during the first six months of 2009. The Bank has seen its foreclosed properties increase from $6.0 million at June 30, 2008 to $38.2 million at June 30, 2009, which has directly impacted our foreclosed asset expense. The increase in other operating expense during the first half of 2009 compared to the same period in 2008 was mainly attributable to the Company recording a other than temporary impairment of approximately $342,000 in two investments. One of the impairments recorded was for $176,000 on an investment consisting of trust preferred securities in various community bank holding companies, representing the entire balance, and the other impairment recorded was for $165,975 in an investment in Community Financial Services, Inc. common stock which was the holding company for Silverton Bank, which was closed on May 1, 2009 by the Office of the Comptroller of Currency. These increases were offset by a decrease in salaries and employee benefits of approximately $396,000. This decrease was mainly due to a reduction of 21 employees from June 30, 2008 to June 30, 2009 including six officers, a 10% to 15% reduction in salaries for executive officers and other select officers, the suspension of the Bank’s matching contribution to its 401(k) plan and the Bank’s suspension of its accruals on its supplemental retirement plan which was effective April 1, 2009.

Pretax Net Loss

For the three and six months ended June 30, 2009, our commercial banking pre-tax loss was approximately $(8.9) million and $(14.9) million, respectively, compared to pre-tax loss of approximately $(6.7) million and $(9.9) million for the three and six months ending June 30, 2008. Pretax loss for the three months ended June 30, 2009 increased approximately $2.2 million, or 33%, compared to the three months ended June 30, 2008. Pretax loss for the six months ended June 30, 2009 increased approximately $5.0 million, or 50%, compared to the six months ended June 30, 2008. The increase in pretax loss for the three months ended June 30, 2009 compared to the same period in 2008 was due to a decrease in net interest income of approximately $1.5 million and an increase in noninterest expense of $1.7 million during this same period. The decrease in the net interest income was due to both the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the first quarter of 2009, and to non-performing assets increasing from $34.6 million at June 30, 2008 to $87.0 million at June 30, 2009 and the subsequent write-off of approximately $574,000 in accrued interest on loans that were placed on non-accrual during the second quarter of 2009. The increase in noninterest expense during the second quarter of 2009 compared to the same period in 2008 was mainly due to a net increase in legal and professional expenses, insurance expense and other operating expenses. The increase in pretax loss for the six months ended June 30, 2009 compared to the same period in 2008 was due to a decrease in net interest income of approximately $4.3 million and an increase in noninterest expense of $2.5 million during this same period. The decrease in the net interest margin and increase in noninterest expense was offset by a $1.8 million decrease in the provision for loan losses. The decrease in the net interest income was due to both the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the first quarter of 2009, and to non-performing assets increasing from $34.6 million at June 30, 2008 to $87.0 million at June 30, 2009 and the subsequent write-off of approximately $1,288,000 in accrued interest on loans that were placed on non-accrual during the first six months of 2009. The increase in noninterest expense during the first six months of 2009 compared to the same period in 2008 was mainly due to a net increase in legal and professional expenses, insurance expense, foreclosed asset expense, net and other operating expenses. See further discussion above under “—Loan Loss Provisions,” “—Net Interest Income,” and “—Noninterest Expense.”

Income Taxes

The Company recorded income tax expense of approximately $822,000 for the three months ended June 30, 2009 and has recorded no income tax benefit or expense for the six months ended June 30, 2009. The effective income tax rate for our commercial banking business for the three and six months ended June 30, 2008 was 38.78% and 39.37%, respectively. The reason that the Bank recorded income tax expense of $822,000 for the three months ended June 30, 2009 was due to the fact that the Bank recorded a valuation allowance against its remaining deferred tax asset balance, which is recorded as income tax expense, during the second quarter of 2009. The reason that the Bank has recorded no income tax expense or benefit for the six months ended June 30, 2009 is due to its cumulative losses in 2008 and 2009.

Results of Discontinued Operations From Our Mortgage Banking Business

During the first three and six months of 2009 and 2008, our discontinued mortgage banking operations had no revenues or expenses. During the fourth quarter of 2008, the mortgage banking business did record a valuation allowance of approximately $658,000 related to its deferred tax asset which was recorded as income tax expense. During each quarter, we evaluate our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. We evaluated the allowance for recourse liability during the second quarter of 2009 and determined that no adjustments are needed at this time.

Financial Condition

General Discussion

Total Assets

Our total assets decreased $1.2 million, or 0.1%, from $1.039 billion as of December 31, 2008 to $1.038 billion as of June 30, 2009. The decrease in total assets was mainly the result of a $16.9 million, or 2%, decrease in our commercial banking loans, net, a $7.5 million, or 22%, decrease in investment securities available for sale, and a $2.4 million, or 100%, decrease in our deferred tax asset. The decrease in commercial banking loans was mainly due to property foreclosures totaling approximately $16.9 million during the first half of 2009. The decrease in investment securities available for sale was due to several agency bonds being called and due to pay downs on our mortgage-backed securities during the first half of 2009. The decrease in the deferred tax asset was a result of the implementation of an impairment reserve against the remaining balance in reaction to the cumulative losses sustained in 2009. These decreases were offset by an $18.8 million, or 12%, increase in cash and due from banks, federal funds sold and interest-bearing deposits in banks. This increase was a result of the Bank’s strategic decision to increase short-term liquidity in response to the tightening in the credit and liquidity markets, along with the deterioration in the real estate market. In addition, other real estate owned increased $12.4 million, or 48%, during the first half of 2009. Our decrease in total assets corresponded with a $14.5 million, or 40%, decrease in shareholders’ equity. This decrease was mostly related to our net loss of $14.9 million for the first half of 2009. This decrease in shareholders’ equity was offset by an increase in deposits of $11.8 million, or 1%. At June 30, 2008, we had total assets of $979.0 million.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At June 30, 2009, interest-earning assets totaled $964.6 million and represented 93% of total assets. This represents a $8.9 million, or 1%, decrease from December 31, 2008, when interest-earning assets totaled $973.5 million and represented 94% of total assets. This decrease was mainly related to a $14.1 million, or 2%, decrease in the Bank’s commercial banking loan portfolio and a $7.5 million, or 22%, decrease in investment securities available for sale. The decrease in total commercial banking loans from December 31, 2008 is mainly the result of foreclosing upon $16.9 million in commercial banking loans during the first half of 2009. The decrease in investment securities available for sale was due to several agency bonds being called and due to pay downs on our mortgage-backed securities during the first half of 2009. These decreases in interest-earning assets were partially offset by a $12.9 million, or 9%, increase in federal funds sold and interest-bearing deposits in banks. This increase was due to the Bank making the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. See “—Financial Condition of Our Commercial Banking Business—Total Commercial Banking Loans.” At June 30, 2008, our interest-earning assets totaled $918.5 million and represented 94% of our total assets.

Allowance for Loan Losses

Our assessment of the risks associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under
“—Financial Condition of Our Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $22.1 million at June 30, 2009, compared to $22.8 million at December 31, 2008 and $21.0 million at June 30, 2008. The increase of $1.1 million in premises and equipment from June 30, 2008 was mainly due to the Bank purchasing a parcel of land for future branch development for $1.4 million in the third quarter of 2008. The Bank also incurred costs of approximately $1.1 million in 2008 related to expanding its current Cartersville branch located in Bartow County, Georgia. These increases were offset by depreciation expense from the premises and equipment of approximately $1.6 million. The remaining increase in premises and equipment was related to the normal purchase and replacement of technology and equipment throughout the period.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At June 30, 2009, the total cash value of the life insurance was $14.4 million. At December 31, 2008 and June 30, 2008, the total cash value of the life insurance was $14.1 million and $13.9 million, respectively. The increase of approximately $0.5 million from June 30, 2008 to June 30, 2009 was due to policy earnings.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first half of 2009, our average commercial banking loans were $782.6 million. These loans constituted 80% of our average consolidated earning assets and 74% of our average consolidated total assets. For the first half of 2008, we had average commercial banking loans of $824.9 million, or 92% of our average consolidated earning assets and 86% of our average consolidated total assets. For the year ended December 31, 2008, we had average commercial banking loans of $816.9 million, or 88% of our average consolidated earning assets and 82% of our average consolidated total assets. Commercial banking loans at the periods ending June 30, 2009, December 31, 2008 and June 30, 2008 were $771.2 million, $785.4 million and $818.7 million, respectively. The $42.3 million or 5% decrease in average commercial banking loans and the $47.5 million or 6% decrease in period end commercial banking loans from the six month period ended June 30, 2008 to the six month period ended June 30, 2009 was the result of the Company foreclosing on approximately $42.5 million in commercial banking loans and of the Company making the strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth.

Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the commercial loan portfolio. We attempt to maintain our allowance for loan losses at a level that we believe is adequate to absorb the risk of loan losses in the loan portfolio. In determining the appropriate level of the allowance for loan losses, we apply a methodology that has both a specific component and a general component. Under the specific component of the methodology, each loan is graded:

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

The allowance for loan losses totaled $25.1 million, or 3.25%, of total commercial banking loans, at June 30, 2009, $12.3 million, or 1.51%, of total commercial banking loans at June 30, 2008, and $22.3 million, or 2.84%, of total commercial banking loans at December 31, 2008. The provision for loan losses of $5.2 million and $7.9 million for the three and six months ended June 30, 2009 decreased in comparison to the provision for loans losses of $6.1 million and $9.7 million for the three and six months ended June 30, 2008. The decrease in the provision for loan losses was mainly due to the significant charge-offs in the second quarter of 2008, and the deterioration in real estate values during that same period. During the second quarter of 2008, we charged-off approximately $6.8 million in loans, which was significantly more than in previous quarters. Historical charge-offs are an important factor in calculating our allowance for loan losses on our general portfolio. As a result, our general reserves in the second quarter of 2008 increased significantly. The provision for loan losses related to our general reserves during the second quarter of 2008 increased approximately 0.40%, or $1.9 million, from the first quarter of 2008. Also, with the decline in real estate values, the portion of our loan portfolio in which we calculate specific reserves increased $95.2 million during the second quarter of 2008. The Bank first began to see significant declines in real estate values in its market area during the second quarter of 2008. We increased our provision for loan losses for our specific reserves by approximately $4.1 million during the second quarter of 2008.

During the three and six months ended June 30, 2009, although less than in the same periods in 2008, the Bank incurred significant provisions for loan losses. From December 31, 2008 to June 30, 2009, the portion of our commercial banking loan portfolio in which we calculate specific reserves increased, along with the reserves on these loans. The loans in which we calculate specific reserves increased approximately $48.7 million, or 30%, to approximately $211.6 million and the reserves on these loans increased approximately $6.2 million or 56% to approximately $16.9 million from December 31, 2008. With the increase in loans on which we calculate specific reserves, the portion of our commercial banking loan portfolio in which we calculate our general reserves decreased approximately $62.9 million to $559.6 million from December 31, 2008. Therefore, we saw a decline of approximately $3.0 million in our general reserves in our allowance for loan losses during the first six months of 2009.

The Bank’s ratio of its allowance for loan losses to total commercial banking loans of 3.25% at June 30, 2009 is considerably higher than historical levels and this ratio is expected to remain at this higher level throughout 2009 and into 2010. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s potential problem loans, non-performing loans and foreclosed properties related to its ADC loan portfolio were $110.0 million, $27.8 million and $25.3 million, respectively, at June 30, 2009. The deterioration in our ADC portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during 2008 and the first half of 2009. As of June 30, 2009, we had approximately $313.8 million in ADC loans, or approximately 41% of our loan portfolio. The Bank has limited any new ADC loans in 2008 and the first half of 2009 due to the declining real estate market. Our ADC loans have declined by approximately 25% since December 31, 2007. Based upon management’s analysis of its individual classified and non-performing loans, including any additions to non-performing loans since the end of the first half of 2009, and our analysis of the remaining loan portfolio including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The Bank’s charge-offs in the first six months of 2009 consisted of four commercial real estate loan charge-offs of $440,981, twenty-nine commercial loan charge-offs of $910,830, forty-one ADC loan charge-offs of $2,590,380, twenty-two residential real estate charge-offs of $903,639 and various installment and other consumer loans charge-offs, while the charge-offs in the first six months of 2008 consisted of five commercial real estate loan charge-offs of $551,084, eight commercial loan charge-offs of $392,311, five residential real estate loan charge-offs of $189,410, thirty-three construction and acquisition and development loan charge-offs of $5,945,727 and various installment and other consumer loans charge-offs.

In order to address the weakening of the real estate market, and in particular real estate related to construction and acquisition and development, the Bank increased its monitoring of its loan portfolio in 2007, 2008 and the first half of 2009 in an effort to identify and attempt to resolve potential loan problems more quickly. The Bank added one full time employee in 2007 and two full time employees in 2008 to aid in this increased monitoring of asset quality and in the management of problem loans. In addition to the normal quarterly monitoring and reporting of our ADC loan portfolio, including any industry, borrower and geographic concentrations, the Bank initiated quarterly problem loan meetings in 2007 and during the third quarter of 2008 increased these problem loan meetings to twice a quarter. During these meetings, senior management and collections personnel discuss the other real estate owned and each classified and past due credit over $50,000 with our county presidents and loan officers. During these meetings, senior management, collections personnel, county presidents and loan officers discuss and document the current status of the classified and past due credit, the potential problems with such credit, action plans for such credit and estimated losses with respect to such credit. During the third quarter of 2008, executive management also began meeting weekly with collection personnel to discuss the status of all foreclosed properties and any new developments with our non-accrual and classified credits. During the last quarter of 2007 and continuing into 2008 and 2009, our asset quality department also began conducting site visits to the properties securing the criticized ADC loans in excess of $50,000 to allow us to better assess the most recent developments and trends with respect to these projects. Beginning in 2007 and continuing into 2008 and 2009, our asset quality personnel also began conducting quarterly site visits with respect to all construction projects over 12 months old. These visits allow us to assess the percent completion of the project and the marketability of the project. These visits are documented by photographs and written reports and are reviewed by senior management. In order to assess our ADC portfolio and determine whether those loans are appropriately graded, in the fourth quarter of 2007 we also initiated an internal review of all of the Bank’s acquisition and development projects, which was completed during the second quarter of 2008. The Bank believes all of these measures will help to identify and favorably resolve any potential problem credits more quickly, which should help to limit our losses in the loan portfolio. Given the current condition of the credit, liquidity and real estate markets, we expect our asset quality to continue to come under significant pressure.

The increase in the provision for loan losses and the determination of the allowance for loan losses as a percentage of commercial banking loans since the end of 2007 was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level is based upon our assessment of the factors affecting loan quality, assumptions about the economy and historical experience. Our assessment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, which include all classified loans greater than $50,000 with a particular focus on loans that are past due and other loans that we believe require attention based upon the type of loan collateral, the terms of the loan and the location of loan collateral. We believe that the allowance at June 30, 2009 is adequate to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions which we believed at that time to be reasonable and that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of uncertainties in the economy and the slowdown in the real estate market, additions to the allowance for loan losses and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time of their review.

Total Non-Performing Commercial Banking Assets

Total non-performing commercial assets totaled $87.0 million at June 30, 2009. This compares to total non-performing commercial assets of approximately $62.6 million at December 31, 2008 and $34.6 million at June 30, 2008. The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	June 30, 2009	December 31, 2008	June 30, 2008
Non-performing loans (1)	$48,763,327	$36,778,482	$28,597,682
Foreclosed properties	38,220,147	25,815,072	6,038,824

Total non-performing assets	$86,983,474	62,593,554	$34,636,506

Loans 90 days or more past due on accrual status	$72,603	$389	$5,349
Renegotiated loans	$14,148,035	$17,896,747	$—
Potential problem loans (2)	$154,360,739	$38,436,888	$8,550,268
Potential problem loans/total loans	20.01%	4.89%	1.04%
Non-performing assets/total loans and foreclosed properties	10.75%	7.72%	4.20%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	10.75%	7.72%	4.20%

(1)	Defined as non-accrual loans and renegotiated loans.

(2)	Loans identified by management as potential problem loans (criticized loans) that are still accounted for on an accrual basis and are not considered restructured. Based upon further deterioration in these loans since December 31, 2008, management now considers it probable that these loans will not perform to their original contractual terms and now evaluates these loans as impaired loans.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. Total non-performing commercial banking loans increased $12.0 million from $36.8 million at December 31, 2008 to $48.8 million at June 30, 2009. The increase in non-performing commercial banking loans from December 31, 2008 to June 30, 2009 was mainly related to eight loan relationships totaling approximately $21.3 million. Five of the eight loan relationships totaling approximately $14.0 million are classified as non-accrual loans and three of the eight loan relationships totaling approximately $7.3 million are classified as renegotiated loans. This increase in non-performing commercial banking loans related to these eight loan relationships was offset somewhat by the Bank foreclosing on $16.9 million of loans during the first six months of 2009. One of the five non-accrual loan relationships totaling approximately $7.2 million is related to a participation bought from another financial institution that is secured by a commercial/retail/entertainment property that is under construction in Pigeon Forge, Tennessee. The second of the non-accrual loan relationships totaling approximately $1.3 million is related to a residential home under construction. This residential home is approximately 90% complete and is located in Fulton County, Georgia. The third of the non-accrual loan relationships totaling approximately $1.7 million is also related to a residential home under construction. This residential home is approximately 90% complete and is located in Dawson County, Georgia. The Bank foreclosed on this property in July of 2009. The fourth of the non-accrual loan relationships totaling approximately $1.9 million is related to two residential rental properties located in East Point, Florida which is located in Franklin County on the Gulf Coast. The last of the five non-accrual loan relationships totaling approximately $1.9 million is related to 18 residential rental properties located in Bartow County, Georgia. Of the three renegotiated loan relationships, one of the relationships totaling approximately $1.5 million is related a commercial office/retail property located in Bartow County, Georgia. The property lost its main tenant, and the Bank renegotiated the loan to allow the borrower to find a new tenant. The second of the renegotiated loan relationships totaling approximately $4.2 million is secured by 30 residential townhomes, 4 pads for the construction of new townhomes and one commercial building, all located in Bartow County, Georgia. The last of the three renegotiated loan relationships totaling approximately $1.6 million is secured by two office condos located in Canton in Cherokee County, Georgia, one commercial/retail building located in Woodstock in Cherokee County, Georgia, one commercial/retail building located in Lithonia in Dekalb County, Georgia and 0.78 acre commercial lot located in Canton in Cherokee County, Georgia. In relation to these three loans, the Company has either reduced interest rates or deferred interest payments in order to provide the borrowers time to reorganize their finances in order to satisfy their loan obligations. We have evaluated these loan relationships and based on available information, we presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

The Bank has seen a significant deterioration in its ADC loan portfolio during 2008 and the first half of 2009. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first half of 2009, in particular with respect to real estate related to ADC. As of June 30, 2009, we had approximately $313.8 million in ADC loans, or approximately 41% of our loan portfolio. The Bank’s non-performing loans related to its ADC loan portfolio increased $24.6 million to $27.8 million from December 31, 2007 compared to June 30, 2009. The deterioration in our ADC loan portfolio was mainly due to a decline in sales activity and property values within the real estate market in our market area during the last quarter of 2007, 2008 and the first half of 2009. The Bank has also seen a deterioration in its residential real estate portfolio during the first half of 2009. We have seen non-performing loans in this portfolio increase from $5.9 million at December 31, 2008 to $14.3 million at June 30, 2009. As of June 30, 2009, we had approximately $159.7 million in residential real estate or 21 % of our loan portfolio. With the unemployment rate continuing to rise in Georgia, along with the deterioration in the real estate market, our non-performing loans in this portfolio could continue to increase.

Foreclosed properties totaled approximately $38.2 million at June 30, 2009, as compared to approximately $25.8 million at December 31, 2008 and approximately $6.0 million at June 30, 2008. Foreclosed properties increased approximately $12.4 million or 48% during the first half of 2009. The Bank foreclosed on forty properties, totaling approximately $16.9 million during the first half of 2009. This amount mainly consists of eight loan relationships, totaling approximately $10.7 million. The first of these eight loan relationships, totaling approximately $3.3 million, is secured by two properties which consist of 85 acres of undeveloped land being held for residential development located in Forsyth County, Georgia. The second of these eight loan relationships, totaling approximately $1.5 million, is secured by 24 developed residential home lots located in Fannin County, Georgia. The third of these eight loan relationships, totaling approximately $1.1 million, is secured by 74 acres of undeveloped land being held for residential development located in Cherokee County, Georgia. The fourth of these eight loan relationships, totaling approximately $920,000, is secured by four completed residential homes being held for sale and a residential home lot all located in Cherokee County, Georgia. The fifth of these eight loan relationships is secured by a residential home located in DeKalb County, Georgia totaling approximately $514,000. The sixth of these eight loan relationships, totaling approximately $871,000 is secured by 3.48 acres of commercial raw land located in Cherokee County, Georgia. The seventh of these eight loan relationships, totaling approximately $986,000 is secured by a residential condo located in Dekalb County, Georgia and two residential homes located in Forsyth County, Georgia. The last of the eight loan relationships, totaling approximately $1.5 million is secured by seven completed residential homes and three residential home lots located in Cherokee County, Georgia. Of the remaining properties that were foreclosed upon in the first half of 2009, sixteen of the properties, totaling $1.7 million, were related to residential home lots, eight of the properties, totaling $1.4 million, were related to residential homes under construction, four of the properties, totaling $665,000, were related to residential homes with construction completed, six of the properties, totaling $1.1 million, was related to a residential homes, and four of the properties, totaling $1.2 million, were related to commercial real estate. During the first half of 2009, the Bank sold seventeen properties that were foreclosed upon in 2008, totaling approximately $3.0 million for a gain of approximately $79,000. The Bank sold eight properties that were foreclosed upon in 2009, totaling approximately $1.3 million for a gain of approximately $35,000. Of the twenty-five properties sold in the first half of 2009, five were residential homes that sold at a loss of approximately $4,000, one was a commercial real estate property that sold at a loss of approximately $6,000 and nineteen were related to residential home construction and land lots that sold at a gain of approximately $124,000.

At June 30, 2009, the Bank held twenty-eight properties totaling approximately $22.6 million that were foreclosed on prior to 2009. Of these properties, sixteen of the properties, totaling approximately $8.8 million, were related to residential home lots and raw land, three of the properties totaling approximately $2.2 million were related to residential homes, three of the properties totaling approximately $4.9 million were related to commercial real estate, two of the properties totaling approximately $6.0 million were related to commercial land lots and raw land and four of the properties totaling approximately $614,000 were related to residential homes under construction. During the first half of 2009, the Bank wrote down one of the commercial real estate properties approximately $306,000 based upon a negotiated sales price on the property. This property totaling approximately $4.5 million was sold in the third quarter of 2009. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank presently does not expect any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently accounted for on an accrual basis, and the borrowers are not expected to perform to the original contractual repayment terms. Potential problem commercial loans increased approximately $116.0 million, or 302%, from $38.4 million at December 31, 2008 to $154.4 million at June 30, 2009. The increase in potential problem commercial loans from December 31, 2008 to June 30, 2009 was mainly related to the deterioration of our ADC loan portfolio. At December 31, 2008, $21.8 million of the Bank’s commercial potential problem loans were related to the ADC loan portfolio, $20.3 million of which was related to residential real estate projects and $1.5 million of which was related to commercial real estate projects. At June 30, 2009, $110.0 million of the Bank’s commercial potential problem loans were related to the ADC loan portfolio, $60.5 million of which was related to residential real estate projects and $49.5 million of which was related to commercial real estate projects. Of the $115.9 million increase in potential problem loans from December 31, 2008 to June 30, 2009, $94.0 million, or 81%, is related to seven loan relationships, of which $75.9 million is related to ADC loans. All of these loans are currently performing; however, because of the current deterioration in the real estate market and the economy, management has concerns about the ability of the borrowers to meet their contractual repayment terms if current market conditions continue for a prolonged period. These loans could be reclassified as non-performing assets in the future. Management believes that the loans categorized as potential problem loans at June 30, 2009 are adequately collateralized and that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance. However, there is no guarantee that such loans will remain adequately collateralized in the future in the event of continued deterioration in the real estate market and the economy generally.

Total Investment Securities

The Bank invests in U.S. government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $192.1 million at June 30, 2009, compared to $187.2 million at December 31, 2008 and $99.5 million at June 30, 2008. At June 30, 2009, the Bank had federal funds sold and interest-bearing deposits in banks of $159.2 million, compared to $146.3 million at December 31, 2008 and $69.9 million at June 30, 2008. The increase of $12.9 million from December 31, 2008 and $89.3 million from June 30, 2008 in federal funds sold and interest-bearing deposits with other banks is due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. Investment securities and restricted equity securities totaled $32.9 million at June 30, 2009, compared to $40.8 million at December 31, 2008 and $25.6 million at June 30, 2008. The decrease of $7.9 million in investment securities and restricted equity securities from December 31, 2008 was mainly due to the Bank having $5.5 million in government-backed agency bonds called during the first six months of 2009 in this low interest rate environment. The Bank has also had $4.0 million in pay downs on its mortgage-backed securities in the first half of 2009. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.3 million.

The Company had an investment of $165,975 in Community Financial Services, Inc. which was the holding company for Silverton Bank. On May 1, 2009, the Office of the Comptroller of Currency closed Silverton Bank and appointed the Federal Deposit Insurance Corporations as Receiver. Therefore, our 300 shares held in Community Financial Services, Inc. valued at $165,975 were written-off during the second quarter of 2009.

Unrealized losses on securities available for sale amounted to $(7,133) at June 30, 2009, and $(31,766) and $(321,184) at December 31, 2008 and June 30, 2008, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes that the unrealized losses on particular securities have resulted from temporary changes in the interest rate market and not as a result of credit deterioration and that therefore all unrealized losses represent, and in the future will represent, temporary impairment. In addition, total impairment represents less than 1% of amortized cost. All bonds held at June 30, 2009 that have unrealized losses are backed by the U.S. Government or one of its agencies or quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $947.7 million, $935.9 million and $849.1 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively, representing increases of 1% and 12%, respectively, over December 31, 2008 and June 30, 2008. Commercial deposits averaged $962.6 million during the six-month period ended June 30, 2009, $823.0 million during the six-month period ended June 30, 2008 and $865.2 million during the twelve-month period ended December 31, 2008. The Bank made the strategic decision to increase short-term liquidity in 2008 and the first half of 2009 through deposit growth in response to the tightening in the credit and liquidity markets and the deterioration in the real estate market. The increase in deposits from December 31, 2008 to June 30, 2009 is due to an increase in interest-bearing checking accounts. The Bank ran an interest-bearing checking account special from September 2008 through March 2009 that guaranteed a rate of 3.75% until March 31, 2009 and then 3.00% until June 30, 2009. The rate on this account special was reduced to 2.75% on July 1, 2009. The Bank grew deposits in this account by $53.9 million during the first half of 2009. This increase in deposits from our interest-bearing checking accounts was partially offset by the Bank not renewing its brokered deposits and most of its out-of-market deposits. During 2007 and 2008, we attempted to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. During 2007 and 2008, the Bank’s out-of-market and brokered deposits increased $161.6 million to $240.1 million at December 31, 2008. Since the end of 2008, we have let most of our maturing brokered and out-of market deposits run out of the Bank. We have reduced our out-of-market and brokered deposits by $36.3 million from $240.1 at December 31, 2008 to $203.8 million as of June 30, 2009. The costs of out-of-market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity would be adversely affected. Currently, because the Bank’s capital levels are below the regulatory requirements for “well capitalized” institutions, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on deposits generally. From July 2009 through June 2010, the Bank has approximately $146 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, then it will most likely not be able to renew these deposits. Therefore, the Bank may have to seek to increase deposit rates in its local markets in the future to generate liquidity, which it may be unable to do as a result of competition and/or potential regulatory limitations. Even if the Bank was able to generate deposits through an increase in deposit rates, such rate increase would adversely affect its net interest margin and net income. Interest-bearing deposits represented 96% of total deposits at June 30, 2009, compared to 96% at December 31, 2008 and 95% at June 30, 2008. Certificate of deposits comprised 76% of total interest-bearing deposits for June 30, 2009, compared to 83% at December 31, 2008 and 83% at June 30, 2008. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At June 30, 2009, the Bank had borrowed $31.0 million in FHLB advances at maturity terms ranging from six months to ten years and with an average interest rate of 3.89%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1 – 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. During the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. There were $36.0 million and $31.0 million, respectively, in Federal Home Loan Bank advances outstanding at June 30, 2008 and December 31, 2008.

At June 30, 2009, the Bank had approximately $14.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit during the first half of 2009. Based upon the Company’s weakened financial condition and capital levels, the Company’s access to these federal funds will likely be restricted in 2009 and may not be available at all. In addition, pursuant to the Agreement, the Company cannot incur or increase or guarantee any debt without the prior written approval of the FRB Atlanta and the Georgia Commissioner.

Discontinued Operations

Prior to the sale of our wholesale residential mortgage business on December 31, 2003, the Company sold loans that it originated. The Company’s consolidated balance sheets at both June 30, 2009 and December 31, 2008 include no assets and include liabilities of $1,369,686 and $1,694,496, respectively, related to discontinued operations. The Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. At June 30, 2009 and December 31, 2008, the Company had approximately $1.4 million and $1.5 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability for future losses at both June 30, 2009 and December 31, 2008 was approximately $1.4 million and $1.7 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. We evaluated the allowance for recourse liability during the first half of 2009 and determined that no adjustments are needed at this time.

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

The Company and Bank’s actual capital amounts and ratios for June 30, 2009 and December 31, 2008 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2009:
Total Capital to Risk Weighted Assets:
Company	$53,881	6.44%	$66,904	8%	$	N/A	N/A
Bank	$57,100	6.84%	$66,756	8%		$83,445	10%
Tier I Capital to Risk Weighted Assets:
Company	$32,699	3.91%	$33,452	4%	$	N/A	N/A
Bank	$46,488	5.57%	$33,378	4%		$50,067	6%
Tier I Capital to Average Assets:
Company	$32,699	3.08%	$42,441	4%	$	N/A	N/A
Bank	$46,488	4.39%	$42,327	4%		$52,909	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Company	$68,548	8.01%	$68,434	8%	$	N/A	N/A
Bank	$70,788	8.31%	$68,144	8%		$85,179	10%
Tier I Capital to Risk-Weighted Assets:
Company	$45,357	5.39%	$34,217	4%	$	N/A	N/A
Bank	$59,997	7.04%	$34,072	4%		$51,108	6%
Tier I Capital to Average Assets:
Company	$45,357	4.32%	$41,949	4%	$	N/A	N/A
Bank	$59,997	5.72%	$41,943	4%		$52,429	5%

The Company and the Bank were not adequately capitalized under all applicable regulatory capital measurements as of June 30, 2009. As noted above, the Company’s and the Bank’s Tier 1 Capital to Average Assets Ratios were 3.08% and 4.39%, respectively, and Total Risk Based Capital Ratios were 6.44% and 6.84%, respectively, as of June 30, 2009. Pursuant to the Order, we are required to increase our capital so that the Bank has a minimum tier 1 capital to total assets ratio of 8.0% and a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0% within 120 days of the effective date of the Order.

At June 30, 2009, the Company’s and Bank’s leverage ratio was 3.08% and 4.39% respectively, compared to 4.32% and 5.72% at December 31, 2008 and 7.56% and 8.14%, respectively, at June 30, 2008. On June 27, 2008, the Company entered into an agreement with another financial institution for a $6.0 million line of credit. This line of credit matures in 12 months and pays interest quarterly at prime rate, as reported in The Wall Street Journal, floating with a 6.00% floor. This Company was granted a 90 day extension on June 27, 2009 while we review all of our strategic options and capital raising efforts. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event of an uncured default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive Crescent of its principal source of income. The Company is currently in default related to its minimum capital ratios covenants and its minimum book value covenant and has not received a waiver from the lender due to falling below these minimum covenant levels. As stated above, the Company was granted a 90 day extension on this loan from its maturity date on June 27, 2009 and is in process of renegotiating a renewal. On the same day that the Company entered into the line of credit, it drew $2.5 million on the line of credit and contributed that $2.5 million to the Bank. On September 30, 2008, the Company drew an additional $2.5 million on the line of credit and contributed that amount to the Bank. The Company has drawn an additional $550,000 on the line of credit in the first quarter of 2009. Also, in June 2008, CMS distributed $1.3 million in available capital to the Company and the Company subsequently contributed the $1.3 million to the Bank. The Company contributed this $6.3 million in capital to the Bank in an effort to keep the Bank adequately-capitalized in light of the Bank’s net loss and deterioration in asset quality during 2008.

At June 30, 2009, our total consolidated shareholders’ equity was $22.2 million, or 2.14% of total consolidated assets, compared to $61.7 million, or 6.30% of total consolidated assets, at June 30, 2008, and $36.8 million, or 3.54% of total consolidated assets, at December 31, 2008. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first half of 2009 was due to the Company’s consolidated net loss of approximately $14.9 million in the first half of 2009.

At June 30, 2009, the Company’s ratio of total consolidated capital to risk-adjusted assets was 6.44%, 3.91% of which consisted of tier 1 capital and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 6.84%, 5.57% of which consisted of tier 1 capital. No dividends have been paid or declared in 2009. Both the Company’s and Bank’s ratio of total consolidated capital to risk-adjusted assets were considered below adequately capitalized levels for regulatory capital requirements at June 30, 2009.

As of June 30, 2008, the Company’s ratio of total consolidated capital to risk-adjusted assets was 10.26%, 8.33% of which consisted of tier 1 capital, and, as of December 31, 2008, total consolidated capital to risk-adjusted assets was 8.01%, 5.39% of which consisted of tier 1 capital. As of June 30, 2008, the Bank’s ratio of total capital to risk-adjusted assets was 10.17%, 8.91% of which consisted of tier 1 capital, and, as of December 31, 2008, total capital to risk-adjusted assets was 8.31%, 7.04% of which consisted of tier 1 capital.

Currently, the Company is considering a variety of means of increasing its capital ratios. As part of those efforts, the Company has retained the services of investment bankers to review any number of strategic opportunities available to the Company and the Bank. However, there is no assurance that the Company’s strategic efforts will be successful, particularly in the current economic environment. In the event we are unable to successfully identify and pursue a strategic alternative, and/or raise additional capital or generate sufficient liquidity, then our ability to continue to operate may be significantly impacted.

In prior years, the Company maintained sufficient cash to inject into the Bank if its assets grew faster than its capital and such an injection was needed to maintain well-capitalized status. Due to the operating losses we incurred in 2008 and the first half of 2009, the Company did not have sufficient cash to keep the Bank at the adequately capitalized level. If the Company cannot raise additional capital either through private or public equity raising efforts, then there will be no further capital injections into the Bank. Due to its capital levels and operating losses in 2008 and the first half of 2009, the Bank is unable to pay dividends to the Company. If the Company or the Bank is not able to raise additional capital, the Company may not have sufficient capital to fund its operations. The Company’s ability to preserve and increase its capital will depend on various factors, including general economic and real estate market conditions in our service areas, our ability to raise additional capital, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally, and the Company’s ability to manage and limit the adverse effects of losses on existing loans.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and securities held for sale. These average liquid assets totaled $212.9 million, $116.7 million and $75.1 million during the six months ended June 30, 2009, the twelve months ended December 31, 2008 and the six months ended June 30, 2008, respectively, representing 21%, 13% and 9% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $96.2 million, or 82%, from the twelve months ended December 31, 2008 to the six months ended June 30, 2009 and average liquid assets as a percentage of average deposits and borrowings increased approximately 8% from the same time frame. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings increased due to the

Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Company, on average, held $88.6 million more in federal funds sold, interest-bearing deposits in other banks and due from banks during the six months ended June 30, 2009 compared to the twelve months ended December 31, 2008. Average commercial banking loans were 79%, 91% and 96% of average commercial bank deposits and borrowings during the six months ended June 30, 2009, the twelve months ended December 31, 2008 and the six months ended June 30, 2008, respectively. The ratio of average commercial banking loans to average commercial banking deposits and borrowings decreased during the first half of 2009 compared to the twelve months ended December 31, 2008 and the six months ended June 30, 2008. The decrease in the ratio of average commercial banking loans to average commercial banking deposits and borrowings was due to the Company’s strategic decision to increase short-term liquidity in response to the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Bank grew average deposits approximately $97.3 million during the six months ended June 30, 2009 compared to the twelve months ended December 31, 2008 while average commercial banking loans decreased by $34.3 million during the same time frame. The Company’s decision to increase short-term liquidity and the growth of deposits resulted in the Bank holding, on average, approximately $88.6 million more in federal funds sold, interest-bearing deposits and due from banks during the six months ended June 30, 2009 compared to the twelve months ended December 31, 2008.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintained a line of credit up to approximately $41.5 million at the FHLB at March 31, 2009. However, based upon the Company’s weakened financial condition and capital levels, the FHLB suspended our line of credit due to the financial condition of the Bank during the second quarter of 2009. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. Additionally, during the first quarter of 2009, the FHLB required the Bank to have 125% of collateral to total advances outstanding. The Bank also maintains federal funds lines of credit with correspondent institutions, totaling $14.5 million at June 30, 2009. However, based upon the Company’s weakened financial condition and capital levels, the Company’s access to these federal funds will likely be restricted in 2009, and may not be available at all. At June 30, 2009, we had $31.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. During the first half of 2009, the average balance in FHLB advances was $31.0 million and the Bank had no amounts outstanding on its federal funds purchased lines during the first half of 2009. All of the $31.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans, commercial real estate loans and multi-family mortgage loans, by investment securities and by FHLB Stock. The Bank has an additional $2.0 million in unpledged securities that could be used to borrow additional funds at the Federal Reserve Bank.

The Bank’s liquidity is under significant pressure due to the tightening in the liquidity and credit markets, regulatory limits on brokered and out-of-market deposits, the competitive pricing for deposits in the Bank’s market and other potential regulatory limitations. The Bank is likely to experience increased liquidity pressure in 2009. During 2007 and 2008, we attempted to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The cost of these brokered and out-of-market deposits were approximately 15 to 30 basis points less than our local deposits during the same period. During 2007 and 2008, the Bank’s out-of-market and brokered deposits increased $161.6 million to $240.1 million at December 31, 2008. We have since reduced our out-of-market and brokered deposits to $203.8 million as of June 30, 2009.

Currently, because the Bank’s capital levels are below the regulatory requirements for “adequately capitalized” institutions, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on deposits generally. From July 2009 through June 2010, the Bank has approximately $146 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, then it will most likely not be able to renew these deposits, which will adversely affect the Bank’s liquidity position. Paying off all of these deposits will greatly diminish the liquidity position of the Company, and we may be unable to fund our business operations. Even if we become eligible to receive a waiver from the FDIC on brokered deposits, we cannot guarantee that we will be granted such waiver. Management has found that most non-relationship oriented retail certificates of deposit are interchangeable with wholesale funding sources such as brokered deposits and wholesale certificates of deposit and as a result, the Company alternates between these funding sources depending on the relative costs, but our access to brokered deposits as a funding source may be limited in the future.

There can be no assurance that our liquidity level will be sufficient if we have to pay off all of our maturing brokered deposits and out-of-market deposits in 2009. As a result of our inability to accept, renew or rollover brokered deposits and the potential repayment obligation related to maturing brokered deposits and out-of-market deposits, we have explored alternative sources to increase our liquidity. Access to these alternative sources may be hampered by the current negative publicity surrounding both the banking industry and the Company. The banking industry has come under significant scrutiny due to government funding through the Emergency Economic Stabilization Act of 2008 and the U.S. Treasury’s Troubled Asset Relief Program. In addition, the Company has endured adverse publicity due to its increasing levels of nonperforming assets, goodwill impairment, decreasing stock price during 2008 and net losses in 2008. Additionally, the current volatility and disruptions in the capital markets could impact the Company’s ability to access alternative liquidity sources in the same manner as in the past. Finally, our entry into the Order with the Georgia Department and the FDIC, as well as our independent registered public accountant’s inclusion in their audit report for fiscal year 2008 of their doubt about our ability to continue as a going concern, could impact our ability to access alternative liquidity sources or raise additional capital. As a result, our liquidity could be adversely and significantly affected, and we may not be able to fund our operations or continue as a going concern.

Commercial Commitments

The following table presents our other commercial commitments at June 30, 2009. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$49,854	$40,297	$8,213	$1,194	$150
Letters of Credit (2)	2,566	2,323	243	—	—

Total commercial commitments	$52,420	$42,620	$8,456	$1,194	$150

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.

(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2009 and December 31, 2008, the Company was a party to interest rate swap contracts (back-end derivatives) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,455,000 with a fair value of approximately $(1,036,000) at June 30, 2009 and approximately $8,764,000 with a fair value of approximately $(1,407,000) at December 31, 2008. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended June 30, 2009. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. From September 2007 through the end of 2007, the Federal Reserve reduced interest rates by 100 basis points and during 2008 reduced rates further by 400 basis points. The Federal Reserve has indicated that further changes in interest rates would be dependent on economic data. The decrease in interest rates in 2008 has had a negative impact on our net interest income during the first half of 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Other than the risk factors set forth below, there were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

We have entered into a Written Agreement with the Federal Reserve Bank of Atlanta, which Places Significant Restrictions on our Operations

We entered into the Agreement with the FRB Atlanta and the Georgia Commissioner, effective July 16, 2009. The Agreement limits our ability to directly or indirectly receive from the Bank dividends or any form of payment representing a reduction in capital of the Bank without the prior written approval of the FRB Atlanta and the Georgia Commissioner. The Agreement also limits our ability to declare or pay any dividends unless certain conditions are satisfied. The Agreement further limits our ability to make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB Atlanta, the Director and the Georgia Commissioner. In addition, we are prohibited from directly or indirectly incurring, increasing or guaranteeing any debt and purchasing or redeeming any shares of our common stock, in each case, without the prior written approval of the FRB Atlanta and the Georgia Commissioner.

The Agreement requires us to implement a number of actions, including submitting to the FRB Atlanta and the Georgia Commissioner a written capital plan to maintain sufficient capital at the Company on a consolidated basis, and at the Bank on a stand-alone basis and submitting a written progress report to the FRB Atlanta and the Georgia Commissioner within 30 days after the end of each calendar quarter.

In the event we are in material non-compliance with the terms of the Agreement, our regulators have the authority to subject us to the terms of a more restrictive enforcement order, to impose civil money penalties on us and our directors and officers, and to remove directors and officers from their positions with the Bank. In addition, due to our entry into the Agreement, we will be subject to heightened scrutiny by regulatory authorities and could suffer damage to our reputation.

Our Liquidity Continues to Suffer, and Funding to Provide Liquidity May Not Be Available to Us on Favorable Terms or At All

Our success and ongoing viability is dependent on our ability to raise sufficient capital and improve our liquidity position. In recent periods, a number of factors have placed significant stress on our liquidity, including increases in our non-performing assets, increases in our allowance for loan losses, increases in loan demand, increased competition for deposits in our primary market area and decreases in interest rates. These factors also have contributed to compression of our net interest margin and net income. We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets and our entry into the Order with the FDIC and the Georgia Department, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given recent downturns in the economy, there may not be a viable market for raising equity capital.

In addition, because the Bank is below the well capitalized requirements of the FDICIA, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on deposits generally. From July 2009 through June 2010, the Bank has approximately $146 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, then it will not be able to renew these deposits. Therefore, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. However, there are regulatory limitations on the Bank’s ability to raise interest rates in its local markets to attract deposits. If the Bank is unable to offer competitive rates on its deposits in local markets, then its liquidity would be adversely affected. Finally, as a result of our financial condition, the FHLB suspended our line of credit during the second quarter of 2009, and our access to federal funds lines of credit from correspondent institutions may be restricted or unavailable in the future. If liquidity sources are unavailable to us, or are available only on unfavorable terms, then our liquidity, net interest margin and net income, will be adversely affected and could impair our viability.

The Agreement Currently Limits Our Ability to Receive Dividends from the Bank, a Primary Source of our Liquidity

The primary source of our liquidity, as a bank holding company, is dividends from the Bank, which is governed by certain rules and regulations of various state and federal banking regulatory agencies. The Agreement with the FRB Atlanta and the Georgia Commissioner limits our ability to directly or indirectly receive dividends from the Bank, or any form of payment representing a reduction in capital of the Bank, without the prior written approval of the FRB Atlanta and the Georgia Commissioner. The loss of this source of liquidity will adversely affect our financial condition.

Our Access to Certain Lines of Credit May be Restricted or Unavailable

At June 30, 2009, we had approximately $14.5 million of federal funds lines of credit available from correspondent institutions. At March 31, 2009, we had the capacity to borrow up to approximately $7.4 million in total FHLB advances. However, during the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. Based upon our financial condition and weak capital position, our access to the federal funds lines of credit could also be restricted in 2009 and may not be available at all, which will negatively impact our liquidity and general financial condition.

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

In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 1.51% of total commercial banking loans at June 30, 2008 to 3.25% at June 30, 2009. We made a provision for loan losses of approximately $7.9 million during the six months ended June 30, 2009 and we charged-off approximately $5.15 million in loans during the six months ended June 30, 2009. The Bank has taken an aggressive approach and charged-off balances on non-accrual loans before foreclosure based upon the current downturn in the economy and real estate market. Of the total amount of charge-offs during 2008, $2.6 million was related to our ADC loan portfolio, where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of the underlying collateral.

We will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default, and we expect to continue to employ the aggressive charge-off policy. The Bank’s potential problem loans increased $116.0 million, or 302%, from $38.4 million at December 31, 2008 to $154.4 million at June 30, 2009, non-performing loans increased $12.0 million, or 33%, from $36.8 million at December 31, 2008 to $48.8 million at June 30, 2009 and foreclosed properties increased $12.4 million, or 48%, from $25.8 million at December 31, 2008 to $38.2 million at June 30, 2009. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s potential problem loans related to its ADC loan portfolio increased $88.2 million to $110.0 million from December 31, 2008 compared to June 30, 2009.

Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in our inability to realize a full recovery in the event that a borrower defaults on a loan. In addition, when we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which is referred to as “mark-to-market” accounting. Any further increase in our non-performing assets, any increase in our loan charge-offs, any further increase in our provision for loan losses (whether as the result of new real estate appraisals, loan evaluations or otherwise), the continuation of aggressive charge-off policy or any inability by us to realize the full value of underlying collateral in the event of a loan default and mark-to-market valuation of collateral will negatively affect the our business, financial condition, liquidity, capital position, operating results, cash flow and the price of our securities.

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

Commercial real estate, or “CRE,” is cyclical and poses risks of possible loss due to concentration levels and similar risks. As of June 30, 2009, we had approximately $441.5 million in CRE loans, or approximately 57% of our loan portfolio. Our CRE loans have declined by approximately 34% since December 31, 2007. The banking regulators are giving CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as potentially higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures, which would negatively impact our financial condition and results of operations.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Risks Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of June 30, 2009, approximately 41% of our total loan portfolio was in ADC loans. In addition to the risk of nonpayment by borrowers and risks associated with the fact that these loans generally bear interest at variable rates, construction lending poses additional risks that affect the ability of borrowers to repay loans and that affect the value and marketability of real estate collateral, such as:

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

Any of these conditions could negatively affect our net income and our financial condition. Since December 31, 2007, we reduced our construction loans $104.0 million, or 25%. The Bank limited any new construction loans in the first half of 2009 due to the declining real estate market.

We Will Realize Additional Future Losses if the Proceeds we Receive Upon Liquidation of Non-Performing Assets are Less than the Fair Value of Such Assets

We have developed a strategy to aggressively dispose of non-performing assets. However, the specific assets we expect to sell have not been yet identified. Non-performing assets are recorded on our financial statements at fair value, as required under GAAP, unless these assets have been specifically identified for liquidation, in which case they are recorded at the lower of cost or estimated net realizable value. In current market conditions, dispositions of non-performing assets likely will result in proceeds that are significantly less than the recorded fair value of such assets, which will result in additional future realized losses that negatively affect our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 18, 2009, at which time the election of the following persons to the Board of Directors of the Company to serve for a term expiring on the date of the Annual Meeting of Shareholders in the year indicated was brought before and voted upon by the shareholders as follows:

Name	Term expiring	For	Withhold Authority or Against	Abstentions and Broker Non-Votes
Michael W. Lowe, Class III Director	2012	4,653,139	134,519	570,167
Cecil Pruett, Class III Director	2012	4,641,779	145,879	570,167
Janie Whitfield, Class III Director	2012	4,660,126	127,532	570,167

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Name	Term expiring
John S. Dean, Sr., Class I Director	2010
Charles R. Fendley, Class I Director	2010
J. Donald Boggus, Jr., Class II Director	2011
Cecil Pruett, Class II Director	2011
Charles Gehrmann, Class II Director	2011

In addition, a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 10 million shares to 50 million shares was brought before and voted upon by the shareholders as follows:

For	Against	Abstain
4,577,800	209,857	570,168

Finally, a proposal to delete the restrictions contained in Article Six of the Company’s Articles of Incorporation regarding certain business combinations was brought before and voted upon by the shareholders as follows:

For	Against	Abstain
4,521,786	265,871	570,168

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 13, 2009).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 23, 2009).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

10.1	Order to Cease and Desist by and among Crescent Bank and Trust Company, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 15, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: August 19, 2009	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: August 19, 2009	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 13, 2009).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 23, 2009).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

10.1	Order to Cease and Desist by and among Crescent Bank and Trust Company, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 15, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.