Form 10-Q
period 2009-09-30
CRESCENT BANKING CO
filed 2009-11-16
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009, Crescent Banking Company had 5,326,567 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$2,535,586	$6,680,289
Interest-bearing deposits in banks	162,102,394	63,078,645
Federal funds sold	17,050,000	83,269,000
Investment securities available-for-sale	28,468,930	33,593,627
Investment securities held-to-maturity, at cost (fair value approximates $3,615,000 and $3,874,400, respectively)	3,650,000	4,000,000
Restricted equity securities	3,275,000	3,210,675
Mortgage loans held for sale	1,008,696	979,130
Loans	753,349,599	785,389,240
Less allowance for loan losses	(25,134,806)	(22,280,041)

Loans, net	728,214,793	763,109,199
Premises and equipment	21,720,767	22,756,531
Other real estate owned	37,053,081	25,815,072
Cash surrender value of life insurance	14,538,484	14,133,412
Deposit intangibles	103,248	179,030
Deferred tax asset	—	2,435,074
Other assets	10,751,302	15,729,536

Total Assets	$1,030,472,281	$1,038,969,220

Liabilities
Deposits
Noninterest-bearing	$36,976,694	$40,637,774
Interest-bearing	917,232,800	895,223,907

Total deposits	954,209,494	935,861,681
Short-term borrowings	10,568,509	10,018,509
Long-term borrowings	45,167,000	48,167,000
Deferred tax liability	312,393	—
Accrued interest and other liabilities	6,441,603	6,476,004
Liabilities related to discontinued operations	1,369,686	1,694,496

Total liabilities	$1,018,068,685	$1,002,217,690

Shareholders’ equity
Preferred stock, par value $1.00; 1,000,000 shares authorized; no shares issued or outstanding, respectively	$—	$—
Common stock, par value $1.00; 50,000,000 shares authorized; 5,324,162 and 5,384,547 issued, respectively	5,324,162	5,384,547
Capital surplus	18,593,827	19,180,530
Retained earnings (accumulated deficit)	(11,686,891)	12,166,918
Treasury stock, 33,336 shares	(296,091)	(296,091)
Accumulated other comprehensive income	468,589	315,626

Total shareholders’ equity	12,403,596	36,751,530

Total liabilities and shareholders’ equity	$1,030,472,281	$1,038,969,220

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Interest income
Loans including fees	$10,273,898	$12,788,580	$31,719,156	$39,686,557
Mortgage loans held for sale	5,404	1,713	19,213	3,029
Taxable securities	326,680	296,287	1,077,653	961,871
Non-taxable securities	20,562	23,500	64,625	53,528
Deposits in banks	357,067	162,751	1,174,263	204,501
Federal funds sold	5,773	341,587	51,072	805,515

Total interest income	10,989,384	13,614,418	34,105,982	41,715,001
Interest expense
Deposits	7,606,765	8,538,946	24,524,809	25,874,196
Short-term borrowings	164,390	119,075	484,017	394,482
Long-term borrowings	395,147	539,414	1,243,225	1,706,178

Total interest expense	8,166,302	9,197,435	26,252,051	27,974,856
Net interest income	2,823,082	4,416,983	7,853,931	13,740,145
Provision for loan losses	7,200,000	1,972,354	15,080,000	11,698,354

Net interest income (loss) after provision for loan losses	(4,376,918)	2,444,629	(7,226,069)	2,041,791

Noninterest income
Service charges on deposit accounts	354,575	354,458	1,018,249	1,078,545
Gains on sales of SBA loans	—	94,368	116,308	276,635
Other operating income	512,672	505,111	1,592,328	1,491,938

Total noninterest income	867,247	953,937	2,726,885	2,847,118

Noninterest expenses
Salaries and employee benefits (Note 9)	227,581	2,938,873	5,573,612	8,681,195
Occupancy and equipment	443,522	437,389	1,274,989	1,302,467
Supplies, postage, and telephone	217,518	231,785	689,128	760,578
Advertising	52,234	102,874	203,924	303,472
Insurance expense	2,380,084	247,633	4,421,735	675,203
Depreciation and amortization	389,552	423,816	1,240,787	1,263,016
Legal and professional	618,641	445,117	2,113,358	1,410,226
Director fees	66,225	76,875	188,875	236,400
Foreclosed asset expense, net	722,859	255,849	2,137,303	1,071,440
Other operating expenses	360,113	333,133	1,510,914	1,201,145

Total noninterest expenses	5,478,329	5,493,344	19,354,625	16,905,142

Loss from continuing operations before income tax benefit	(8,988,000)	(2,094,778)	(23,853,809)	(12,016,233)
Applicable income tax benefit	—	(735,937)	—	(4,642,454)

Net loss	(8,988,000)	(1,358,841)	(23,853,809)	(7,373,779)

Other comprehensive income
Unrealized gains on securities available-for-sale arising during period, net of tax	135,066	249,561	152,963	87,527

Comprehensive loss	$(8,852,934)	$(1,109,280)	$(23,700,846)	$(7,286,252)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Loss per share
Basic loss per share	$(1.70)	$(0.26)	$(4.52)	$(1.41)
Diluted loss per share	$(1.70)	$(0.26)	$(4.52)	$(1.41)
Cash dividends per share of common stock	$0.00	$0.04	$0.00	$0.16

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2009	2008
Operating Activities
Net loss	$(23,853,809)	$(7,373,779)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization (accretion) of premium/discount on securities	75,437	(2,025)
Amortization of deposit intangible	75,782	94,314
Net gain on sale of other real estate owned	(119,969)	(67,384)
Provision for loan losses	15,080,000	11,698,354
Depreciation	1,154,566	1,158,264
Proceeds from sales of mortgage loans held for sale	29,199,234	22,961,666
Originations of mortgage loans held for sale	(29,228,800)	(23,065,817)
Income on life insurance policies	(405,072)	(398,991)
Deferred tax	2,333,099	(1,289,908)
Decrease in interest receivable	537,967	1,644,459
Decrease in interest payable	(111,864)	(765,998)
Stock-based compensation expense	(698,949)	525,415
Impairment on other securities	165,975	—
Impairment on trust preferred securities	176,000	—
Net cash used in discontinued operations	(324,810)	(228,830)
Net change in other assets, liabilities and other operating activities	5,174,433	(5,815,552)

Net cash used by operating activities	(770,780)	(925,812)

Investing Activities
Net increase in interest-bearing deposits in banks	(99,023,748)	(25,953,816)
Purchase of securities available-for-sale	(7,236,010)	(5,167,659)
Purchase of securities held-to-maturity	(150,000)	(4,000,000)
Proceeds from maturities/calls of securities available-for-sale	12,540,208	5,774,446
Proceeds from maturities/calls of securities held-to-maturity	500,000	—
Proceeds from maturities of other securities	—	225,000
Purchase of other securities	(230,300)	(251,400)
Proceeds from sale of other real estate owned and repossessed assets	11,972,608	2,974,751
Net (increase) decrease in federal funds sold	66,219,000	(81,886,000)
Net increase in loans	(3,796,553)	(18,800,476)
Purchase of premises and equipment	(118,802)	(2,789,053)

Net cash used in investing activities	(19,323,597)	(129,874,207)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the nine months ended September 30,
	2009	2008
Financing Activities
Net increase in deposits	18,347,813	132,067,686
Net increase (decrease) in borrowings	(2,450,000)	18,509
Excess tax benefits from share-based payment arrangements	—	155,112
Issuance of common stock for dividend reinvestment plan	—	410,806
Issuance of common stock for stock purchase plan	51,861	48,263
Proceeds from the exercise of stock options	—	240,533
Dividends paid	—	(846,394)

Net cash provided by financing activities	15,949,674	132,094,515

Net increase (decrease) in cash and due from banks	(4,144,703)	1,294,496
Cash and due from banks at beginning of year	6,680,289	7,700,345

Cash and due from banks at end of period	$2,535,586	$8,994,841

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$26,363,916	$28,740,854
Cash paid during period for taxes	—	1,766,000
Principal balances of loans transferred to other real estate owned	23,610,959	19,846,873
Unrealized gain on securities available for sale, net	152,963	87,527

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s 2008 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at September 30, 2009 and December 31, 2008 include liabilities of $1,369,686 and $1,694,496, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability remaining from the sale of the Company’s wholesale mortgage operation in 2003. The estimated recourse liability at both September 30, 2009 and December 31, 2008 for future losses is $1.4 million and $1.7 million, respectively, and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2008 to September 30, 2009.

Changes in the allowance for recourse obligation are as follows:

2009
Balance at December 31, 2008	$1,694,496
Losses indemnified	(324,810)

Balance at September 30, 2009	$1,369,686

NOTE 3—LOANS

The composition of loans is summarized as follows:

	September 30, 2009	December 31, 2008
Commercial	$33,355,138	$36,184,933
Real estate – construction and land development	291,369,574	347,117,835
Real estate – residential real estate	179,238,397	154,128,503
Real estate – commercial real estate – owner occupied	127,674,344	131,406,871
Real estate – commercial real estate – non owner occupied	108,670,747	101,637,601
Consumer installment and other	13,041,399	14,913,497

	753,349,599	785,389,240
Allowance for loan losses	(25,134,806)	(22,280,041)

Loans, net	$728,214,793	$763,109,199

Changes in the allowance for loan losses are as follows:

Balance at December 31, 2008	$22,280,041
Provision for loan losses	15,080,000
Loans charged off	(12,351,705)
Recoveries of loans previously charged off	126,470

Balance at September 30, 2009	$25,134,806

NOTE 3—LOANS (CONTINUED)

The investment in non-performing loans, consisting of renegotiated and non-accrual loans, was $54,816,391 and $36,778,482 at September 30, 2009 and December 31, 2008, respectively. Total non-performing loans outstanding that required a specific allowance were $18,315,872 and $21,994,274, respectively, as of September 30, 2009 and December 31, 2008. Total allowances of approximately $2,769,000 and $4,680,000 have been established for non-performing loans outstanding as of September 30, 2009 and December 31, 2008, respectively. Of the non-performing loans without a specific allowance at September 30, 2009, the Company has already charged-off amounts totaling $5,398,918. Of the $54,816,391 and $36,778,482 in non-performing loans at September 30, 2009 and December 31, 2008, $10,183,979 and $17,896,747, respectively, was related to renegotiated loans. With respect to these loans, the Company has either reduced interest rates or deferred interest payments in order to provide the borrowers time to reorganize their finances and seek to satisfy their loan obligations. Total renegotiated loans outstanding that required a specific allowance were $7,058,378 and $17,760,378 at September 30, 2009 and December 31, 2008, respectively. The total specific allowance on these renegotiated loans was approximately $1,105,000 and $3,384,000 at September 30, 2009 and December 31, 2008, respectively.

Total impaired loans, which include our total non-performing loans of $54,816,391 discussed above, was $215,580,685 at September 30, 2009. This compares to total impaired loans of $65,620,890 at December 31, 2008, or an increase of approximately 229%. Of our total impaired loans, $74,976,363 have required a specific allowance totaling approximately $13,797,000 and $18,678,436 (net) have required specific charge-offs totaling $5,398,918. This $18,678,436 in impaired loans that have required specific charge-offs also required $510,000 in additional specific allowances. Of the $215,580,685 in impaired loans, $121,925,886 did not require a specific allowance or specific charge-off at September 30, 2009. Of the $121,925,886 in impaired loans that did not require a specific allowance or specific charge-offs, $74,416,892 was related to construction and land development loans, $25,403,162 was related to residential and multi-family real estate loans and $14,426,679 was related to commercial real estate loans. The significant increase in impaired loans is due to loans we previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as potential problem loans that have migrated to impaired loans. Based upon further deterioration in these loans since December 31, 2008, management now considers it probable that these loans will not perform to their original contractual terms and has evaluated these loans as impaired loans under the requisite accounting guidance.

NOTE 4—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net loss (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

	Three Months Ended September 30, 2009
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	($8,988,000)	5,286,134	($1.70)
Effect of dilutive securities (1)	—	—
Diluted loss per share	($8,988,000)	5,286,134	($1.70)

	Three Months Ended September 30, 2008
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	($1,358,841)	5,249,383	($0.26)
Effect of dilutive securities (1)	—	—
Diluted loss per share	($1,358,841)	5,249,383	($0.26)

	Nine Months Ended September 30, 2009
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	($23,853,809)	5,278,275	($4.52)
Effect of dilutive securities (1)		—
Diluted loss per share	($23,853,809)	5,278,275	($4.52)

NOTE 4—EARNINGS (LOSS) PER SHARE (CONTINUED)

	Nine Months Ended September 30, 2008
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	($7,373,779)	5,219,432	($1.41)
Effect of dilutive securities (1)		—
Diluted loss per share	($7,373,779)	5,219,432	($1.41)

(1)	Diluted loss per share is calculated by using the weighted average common shares outstanding, instead of the diluted weighted average shares outstanding, because they are anti-dilutive. For the three and nine months ended September 30, 2008, -0- and 40,745 shares, respectively, were excluded. For the three and nine months ended September 30, 2009, 98,638 and 88,869 shares, respectively, were excluded.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2009 and December 31, 2008, the Company was a party to interest rate swap contracts (back-end derivatives) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,349,000, with a fair value of approximately $(1,079,000) at September 30, 2009 and approximately $8,764,000 with a fair value of approximately $(1,407,000) at December 31, 2008. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that requires the borrower to pay or receive from Crescent Bank and Trust Company (the “Bank”) an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended September 30, 2009. If a counterparty, in particular a borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

NOTE 6—INVESTMENT SECURITIES

The carrying value and fair value of investment securities summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
September 30, 2009
U. S. Government agencies	$4,595,332	$71,432	$—	$4,666,764
Mortgage-backed agency securities	19,402,802	654,829	(2,311)	20,055,320
Mortgage-backed CMO agency securities	3,689,815	58,476	(1,445)	3,746,846

	$27,687,949	$784,737	$(3,756)	$28,468,930

December 31, 2008
U. S. Government agencies	$8,999,090	$163,421	$—	$9,162,511
Mortgage-backed agency securities	20,002,443	389,342	(11,512)	20,380,273
Mortgage-backed CMO agency securities	4,066,051	5,046	(20,254)	4,050,843

	$33,067,584	$557,809	$(31,766)	$33,593,627

NOTE 6—INVESTMENT SECURITIES (CONTINUED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
September 30, 2009
State and municipal securities	3,650,000	—	(35,000)	3,615,000

	$3,650,000	$—	$(35,000)	$3,615,000

December 31, 2008
State and municipal securities	4,000,000	—	(125,600)	3,874,400

	$4,000,000	$—	$(125,600)	$3,874,400

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

	September 30, 2009
	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,500,292	$2,546,614
Due after one year through five years	3,499,252	3,476,034
Due after five years through ten years	1,068,916	1,078,333
Due after ten years	1,176,871	1,180,782
Mortgage-backed securities	23,092,618	23,802,167

	$31,337,949	$32,083,930

Securities with an approximate carrying value of $26,611,460 and $18,207,299 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public funds as required by law, and for other purposes.

The fair value of securities with unrealized losses at September 30, 2009 is shown below:

	Less Than 12 Months		More Than 12 Months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and municipal securities	—	—	3,465,000	(35,000)
Mortgage backed agency securities	529,200	(2,311)	—	—
Mortgage backed CMO agency securities	273,959	(1,445)	—	—

Total	$803,159	$(3,756)	$3,465,000	$(35,000)

The fair value of securities with unrealized losses at December 31, 2008 is shown below:
	Less Than 12 Months		More Than 12 Months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and municipal securities	3,874,400	(125,600)	—	—
Mortgage backed agency securities	851,507	(6,618)	322,307	(4,893)
Mortgage backed CMO agency securities	1,278,605	(13,724)	687,389	(6,531)

Total	$6,004,512	$(145,942)	$1,009,696	$(11,424)

NOTE 6—INVESTMENT SECURITIES (CONTINUED)

Management of the Company presently believes that all unrealized losses as of September 30, 2009 and December 31, 2008 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. In addition, total impairment represents less than 1% of amortized cost.

The Company also had an investment of $352,000, which was recorded in other assets on the balance sheet and is held at the holding company. This investment consisted of trust preferred securities in various community bank holding companies. The Company recorded an other than temporary impairment on this investment of $176,000 during the fourth quarter of 2008, which brought down the carrying value of this investment to $176,000 at December 31, 2008. During the second quarter of 2009, the Company recorded an additional other than temporary impairment on the investment of $176,000, which brought down the carrying value of this investment to $0 at June 30, 2009 from its original basis of $352,000.

The Company also had an investment of $165,975 in Community Financial Services, Inc. which was the holding company for Silverton Bank. On May 1, 2009, the Office of the Comptroller of Currency closed Silverton Bank and appointed the Federal Deposit Insurance Corporations as receiver. As a result, our 300 shares held in Community Financial Services, Inc., valued at $165,975, were written-off during the second quarter of 2009.

NOTE 7—FAIR VALUE MEASUREMENT

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

NOTE 7—FAIR VALUE MEASUREMENT (CONTINUED)

Mortgage Loans Held for Sale

Mortgage Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with Generally Accepted Accounting Principles (“GAAP”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis for both September 30, 2009 and December 31, 2008:

	September 30, 2009
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Securities available-for-sale	—	$28,469	—	$28,469	$28,469
Derivative assets	—	$1,079	—	$1,079	$1,079
Derivative liabilities	—	$(1,079)	—	$(1,079)	$(1,079)

NOTE 7—FAIR VALUE MEASUREMENT (CONTINUED)

	December 31, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Securities available-for-sale	—	$33,594	—	$33,594	$33,594
Derivative assets	—	$1,407	—	$1,407	$1,407
Derivative liabilities	—	$(1,407)	—	$(1,407)	$(1,407)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value at September 30, 2009 and December 31, 2008 on a nonrecurring basis are included in the table below.

	September 30, 2009
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Impaired loans	—	—	$79,603	$79,603	$79,603
Other Real Estate	—	—	$1,927	$1,927	$1,927

	December 31, 2008
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Impaired loans	—	—	$50,273	$50,273	$50,273
Other Assets – Trust Preferred Investment	—	$176	—	$176	$176

The following methods and assumptions were used to estimate the fair values for financial instruments that are not disclosed under above.

Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold:

The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair value.

Restricted Equity Securities:

The carrying amount of restricted equity securities approximates their fair values. Our restricted equity securities consist of Federal Home Loan Bank of Atlanta stock.

Loans:

For mortgage loans held for sale and variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted

NOTE 7—FAIR VALUE MEASUREMENT (CONTINUED)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$181,687,980	$181,687,980	$153,027,934	$153,027,934
Securities available-for-sale	28,468,930	28,468,930	33,593,627	33,593,627
Securities held-to-maturity	3,650,000	3,615,000	4,000,000	3,874,400
Cash surrender value of life insurance	14,538,484	14,538,484	14,133,412	14,133,412
Restricted equity securities	3,275,000	3,275,000	3,210,675	3,210,675
Mortgage loans held for sale	1,008,696	1,008,696	979,130	979,130
Loans, net	728,214,793	716,813,000	763,109,199	761,834,000
Accrued interest receivable	4,311,010	4,311,010	4,848,977	4,848,977
Financial liabilities:
Deposits	954,209,494	963,076,000	935,861,681	943,381,000
Borrowings	55,735,509	56,794,000	58,185,509	59,691,000
Accrued interest payable	1,626,046	1,626,046	1,737,910	1,737,910

NOTE 8 – GOING CONCERN OPINION

Dixon Hughes PLLC, the Company’s independent registered public accounting firm, has issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2008 that contains an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. Continued operations depend on our ability to raise additional capital and to continue to generate sufficient liquidity to support our operations, which we may be unable to accomplish in this weakened economy and stricter regulatory environment. The potential lack of sources of capital and liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank provided a supplemental retirement plan for selected officers in 1999. The directors were added to the plan in 2000. This plan was a non-qualified, indexed retirement plan including an endorsement split dollar agreement. During the third quarter of 2007, the Bank restated the plan due to new accounting interpretations and tax laws. The restated supplemental retirement plan is a non-qualifying deferred compensation plan with a defined benefit for the Bank’s officers and directors. As of September 30, 2009, the Bank had approximately $14.5 million in bank owned life insurance on the participating officers and directors, which is expected to provide funding for future benefit payments. The life insurance policies were designed to offset the program’s cost during the lifetime of the participant and to provide complete recovery of all the program’s costs at their death. The benefits for each officer and director participating in the plan would have accrued and vested during the period of employment and would have been distributed as monthly benefit payments for fifteen years when the covered officer and director reached his or her retirement age. The new plan provides that the retirement age is 65 for officers and 70 for directors. The benefits from the new plan for officers and directors were established as of the implementation of the new plan and did not depend on the performance of the life insurance policies, as provided in the former plan. The monthly payments were based upon a percentage of the projected base salary for officers or projected compensation for directors, as appropriate, at retirement. The percentage of base salary applied to officers was between 50% and 15%, depending on the level of the officer. The percentage of annual compensation applied to directors was 30%. The plan also provided for payment of disability or death benefits in the event a participating officer or director became permanently disabled or dies prior to attainment of retirement age. If the Company had a change in control before the officer or director, as appropriate, reaches retirement age, then the participating officer or director would have been entitled to a benefit.

On April 1, 2009, a majority of the officers and directors agreed to freeze their balance in the retirement plan at the balance accrued at March 31, 2009, instead of continuing to accrue benefits to the meet the defined benefit originally agreed upon at the restatement of the plan in 2007. This reduced employee benefit expense approximately $38,000 a month, or $342,000, for the remainder of 2009. On September 30, 2009, the officers who agreed to freeze their balance in the retirement plan also agree to waive their rights to their defined retirement plan benefit, their disability benefits and their benefits received under a change of control. The only benefit that remained for this group of officers is the death benefit if the officer dies prior to attainment of retirement age. These waivers allowed the Bank to reverse previous retirement benefit accruals on these officers of approximately $1,093,000 at September 30, 2009, which is recorded as a reduction in Salaries and Employee Benefits in our statement of operations.

On September 30, 2009, all of the Bank officers that held restricted stock that had not vested agreed to waive their rights to this stock benefit. The restrictions on this stock award were to expire within the vesting period, which ranges from 12 months to 48 months. At September 30, 2009, there were 81,500 shares of unvested restricted stock outstanding that were forfeited. These waivers allowed the Bank to reverse previous stock compensation expense on these unvested stock awards of approximately $994,000 at September 30, 2009, which is recorded as a reduction in Salaries and Employee Benefits in our statement of operations. The waivers also allowed the Bank to reduce future stock compensation expense by approximately $507,000 for the unrecognized costs on the restricted stock that would have been expensed over the next three years.

NOTE 10—HOLDING COMPANY LINE OF CREDIT

On June 27, 2008, the Company entered into an agreement with another financial institution for a $6.0 million line of credit. This line of credit matured on June 27, 2009 and paid interest quarterly at prime rate, as reported in The Wall Street Journal, floating with a 6.00% floor. On June 27, 2009, the Company was granted a 90 day extension on the line of credit until September 27, 2009. As of November 13, 2009, the Company has not renewed its line of credit with this financial institution and the Company was charged the default rate of 12.00% beginning September 27, 2009. The Company continues to negotiate with this financial institution while it reviews all of its strategic options and capital raising efforts. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event of an uncured default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive Crescent of its principal source of income. The Company is currently in default related to its minimum capital ratios covenants and its minimum book value covenant and has not received a waiver from the lender related to falling below these minimum covenant levels. On November 12, 2009, the Company

NOTE 10—HOLDING COMPANY LINE OF CREDIT (CONTINUED)

received notice from the financial institution that an event of default exists under the agreement and demanding payment of the amount outstanding.

NOTE 11—SUBSEQUENT EVENTS

Management evaluated subsequent events through November 16, 2009, the date the financial statements were available to be issued. Material events or transactions occurring after September 30, 2009 but prior to November 16, 2009 that provided additional evidence about conditions that existed at September 30, 2009 have been recognized in the financial statements for the period ended September 30, 2009. Events or transactions that provided evidence about conditions that did not exist at September 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.

On November 6, 2009, “The Worker, Homeownership, and Business Assistance Act of 2009” was enacted. The new law expands the five-year net operating loss (NOLs) carryback period to allow all businesses to carryback NOLs for up to five years for losses incurred in either 2008 or 2009 (at the election of the taxpayer), but not for both years. Small businesses that have already elected to carryback NOLs in 2008 under the ARRA may also elect to carryback losses from 2009. Based on the Company’s initial analysis of additional NOL carryback capacity, the benefit to the Company from this legislation appears to be approximately $3 million which would be reflected in our fourth quarter 2009 income tax analysis.

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

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, including interest rate policies of the Federal Reserve Board (the “Federal Reserve”) as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

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

•

risks related to loans secured by real estate, including further adverse developments in the real estate markets that would decrease the value and marketability of collateral and may result in further write-downs of assets and may result in the liquidation of non-performing assets at less than the fair value of such assets

•

the Company’s ability to originate loans and build and manage its assets with a tolerable level of credit risk, and to adopt, maintain and implement policies and procedures designed to identify, address and protect against losses resulting from any such risks;

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

•

the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, mortgage and insurance services, including, without limitation, the effects of interest rates, products and services that the Company may elect to provide in the face of such competition, which could negatively affect net interest margin, liquidity and other important financial measures at the Company;

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

•	the inability of the Company to raise additional capital or to pursue other strategic initiatives;

•	increases in regulatory capital requirements for banking organizations generally;

•	changes in accounting policies, rules and practices and determinations made thereunder;

•	changes in technology and/or products affecting the nature or delivery of financial products or services which may be more difficult, costly or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions;

•

the effectiveness of the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act (“ARRA”) and other legislative and regulatory efforts to help stabilize the U.S. financial markets; and

•	the impact of the EESA and the ARRA and related rules and regulations on the Company’s business operations and competitiveness; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

Regulatory Matters

General

During 2008 and the first nine months of 2009, turmoil within the financial services industry, the economy and the effect on real estate generally contributed to a substantial increase in the Company’s non-performing assets and a substantial decrease in the Company’s earnings. In response, the Company has taken what it believes to be an aggressive approach with respect to determining the probability of losses in its loan portfolio. The Company has attempted to strengthen its credit structure to assure sound operating practices during these challenging times. The Company and its wholly owned subsidiary, Crescent Bank, were not adequately capitalized under all applicable regulatory capital measurements as of September 30, 2009.

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

In light of the foregoing, the Company is making all efforts to increase its capital ratios and improve its liquidity. As part of those efforts, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Bank. In addition, during the second quarter of 2009, we exercised our rights under our trust preferred securities agreements for Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV to defer, for up to 20 consecutive quarters, payment of interest and principal on these securities. We currently anticipate that we will continue to exercise this deferral right for all of our interest payments that would otherwise be due in 2009 and into 2010.

The Company is continuing to pursue a variety of capital-raising and other strategic alternatives; however, there is no assurance that the Company’s efforts will be successful, particularly in the current economic environment. In the event we are unable to raise additional capital, our ability to continue to operate may be significantly impacted. In addition, we must continue to generate sufficient liquidity to fund our operations, which may be difficult in light of the intense competition, our inability to originate brokered deposits and/or as a result of other potential regulatory limitations.

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

As of September 30, 2009, the Company was made up of the following entities:

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

In accordance with Financial Accounting Standards Board Interpretation No. 46R (FIN 46) (ASC 810, Consolidation), Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. Of the $21.5 million in trust preferred securities currently outstanding, approximately $4.0 million qualifies as tier 1 capital for regulatory capital purposes. During the second quarter of 2009, as part of the Company’s efforts to retain and increase its liquidity, we exercised our rights under the trust preferred securities agreements to defer our interest payments, and therefore, did not make any payments on the three Trusts that were due after May 2009. We currently anticipate that we will continue to exercise this right for our interest payments in 2009 and into 2010.

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

As of September 30, 2009, the Company had total consolidated assets of approximately $1.0 billion, total deposits of approximately $954.2 million, total consolidated liabilities, including deposits, of $1.0 billion and consolidated stockholders’ equity of approximately $12.4 million. The Company’s operations are discussed below under the section captioned “Results of Operations.”

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the FDIC. The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and focused on individuals and small to medium-sized businesses located within its primary market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 94% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first nine months of 2009, in particular with respect to real estate related to acquisition, development and construction, and we anticipate that such markets will continue to weaken into 2010. Acquisition, development and construction loans, or “ADC,” are cyclical and pose risks of possible loss due to concentration levels and similar risks of the asset. As of September 30, 2009, we had approximately $291.4 million in ADC loans, or approximately 39% of our loan portfolio. The Bank has limited any new ADC loans in 2008 and the first nine months of 2009 due to the declining real estate market and the Bank’s ADC loans have declined by approximately 30% since December 31, 2007. The Bank’s criticized loans (excluding non-performing loans), non-performing loans and foreclosed properties related to its ADC loan portfolio increased $105.1 million to $110.1 million, increased $26.6 million to $29.9 million and increased $29.4 million to $29.7 million, respectively, from December 31, 2007 compared to September 30, 2009. The deterioration in our ADC loan portfolio is due to the significant slowing of home and land sales, and subsequent decline in the prices of home and land in our market area during the last quarter of 2007 through the first nine months of 2009, which prohibits many of our borrowers who develop and construct real estate properties from servicing their loans because they are not generating revenue.

The Company does not consider its commercial banking operations to be seasonal in nature. Real estate activity and values tend to be cyclical and vary over time with interest rate fluctuations and general economic conditions.

Challenges for the Commercial Banking Business

Our commercial banking business has four primary challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense paid on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from interest rate fluctuation, which, if not anticipated and managed, can result in a decrease in earnings or earnings volatility. The Company manages interest rate risk by maintaining what it believes to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. The Federal Reserve decreased interest rates 500 basis points from September 2007 through the first quarter of 2009. Our net interest margin declined from 3.68% for 2007 to 1.85% during 2008, mainly as a result of the decreases in interest rates. Our net interest margin declined further during the first nine months of 2009 to 1.08%. The further decline in our net interest margin during the first nine months of 2009 was due to the increase in non-performing assets and the subsequent write-off of approximately $1,928,000 in accrued interest on these assets and the Company’s strategic decision to increase its liquidity by increasing its short-term liquid assets that have lower yields. Further action by the Federal Reserve with respect to interest rates will depend on many factors that are not known at this time and which are beyond our control and could further impact our net interest margin. During the 0- to 90-day period in which we are most sensitive to interest rate changes, the Company is considered asset sensitive, and if interest rates rise, our net interest margin would be expected to improve. During the one year period, the Bank is considered liability sensitive and if interest rates rise, our net interest margin would be expected to decrease over the one year period.

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

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to the competitive pricing by competitors in our primary market area, the Bank’s liquidity has, and will likely continue to, come under pressure. In addition, due to the decline in the confidence in the financial services industry, the Bank could see customers withdrawing their deposits, which would put additional pressure on the Bank’s liquidity. The Bank has had the ability to acquire out-of-market deposits that are not considered brokered deposits to supplement deposit growth in its market areas and can borrow an additional $1.8 million through the Federal Reserve Bank, if necessary. However, if access to these funds is limited in any way, then our liquidity could be adversely affected. Currently, because the Bank is below the well capitalized requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), the Bank cannot originate any deposits that qualify as brokered deposits, and is limited in the rates that it can offer on deposits generally. From October 2009 through September 2010, the Bank has approximately $153 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, then it will not be able to renew these deposits. Therefore, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. However, there are regulatory and other limitations on the Bank’s ability to raise interest rates in its local markets. If the Bank is unable to offer competitive rates to generate deposits in local markets, then its liquidity would be adversely affected. In addition, although the Company is currently considering a variety of capital-raising and other strategic alternatives intended to bring the Company back into a well-capitalized position, the Company may be unable to consummate any such transactions and therefore, may be unable to continue to generate sufficient liquidity. Finally, if the deterioration in the credit and real estate markets continues and causes additional borrowers to default on their loans or causes a further decline in the realizable value of underlying real estate collateral, we may continue to experience an increase in non-performing assets and loan charge-offs, and may have to make additional provisions for loan losses, which could reduce our available capital and liquidity and impact our ability to fund our operations.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. During 2008 and the first nine months of 2009, the Bank’s loan portfolio declined 4% and 4%, respectively. However, the Bank’s loan portfolio grew 17% during 2007, 17% during 2006 and 37% during 2005. From 2005 to 2007, the Bank added approximately 26 new loan officers, which were mainly related to the addition of five full service branches and two loan production offices. The weakening of the real estate market had a significant effect on the Bank’s loan portfolio in 2008 and the first nine months of 2009, which led the Bank to slow down loan production in order to focus on asset quality. Approximately 94% of the Bank’s loan portfolio is secured by real estate at September 30, 2009. From December 31, 2007 to September 30, 2009, our non-performing assets increased from $11.0 million to $91.9 million, or 735%. Of the $91.9 million in non-performing assets at September 30, 2009, $59.6 million was related to ADC loans and $19.2 million was related to residential real estate. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first nine months of 2009, in particular with respect to real estate related to ADC. As of September 30, 2009, ADC loans totaled approximately $291.4 million and represented approximately 39% of our loan portfolio. The Bank’s criticized loans (excluding non-performing loans), non-performing loans and foreclosed properties related to its ADC loan portfolio increased $105.1 million to $110.1 million, increased $26.6 million to $29.9 million and increased $29.4 million to $29.7 million, respectively, from December 31, 2007 compared to September 30, 2009. The deterioration in our ADC loan portfolio is due to an increased inability of some borrowers to make loan payments and the decrease in sales activity and property values within the residential real estate market in our market area during 2008 and the first nine months of 2009. The Bank has adopted procedures and policies in order to maintain and monitor loan growth, including the quality of the loans, and its concentration in real estate secured loans. The Bank has limited any new ADC loans in 2008 and 2009 due to the declining real estate market. Our ADC loans have declined by approximately 30% since December 31, 2007. Given the current condition of the credit, liquidity and real estate markets, we may experience further increases in non-performing assets. If this occurs, we may make additional provision for loan losses and experience an increase in charge-offs, either of which would adversely impact our capital and liquidity and our ability to pursue strategic alternatives.

Accounting Standards

In March 2008, the FASB issued a standard that expands quarterly disclosure requirements for an entity’s derivative instruments and hedging activities. This standard became effective for the Company on January 1, 2009 and did not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued a standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under generally accepted accounting principles (“GAAP”). This standard applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The adoption of this standard did not have a material impact on the financial statements taken as a whole.

The FASB issued a standard on April 9, 2009, that affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This standard requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and also amended previous standards to expand certain disclosure requirements. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of this standard for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

The FASB issued certain standards on April 9, 2009 that (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under these standards, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. These standards are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of these standards for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

The FASB issued certain standards on April 9, 2009 that amends previous standards to require an entity to provide disclosures about fair value of financial instruments in interim financial information and to require those disclosures in summarized financial information at interim reporting periods. Under these standards, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The new interim disclosures required by these standards are included in the Company’s interim financial statements beginning with the second quarter of 2009.

In January 2009, the FASB finalized a standard that conforms the guidance in GAAP by removing the requirement of management to consider a market participant’s assumptions about cash flows in assessing whether or not an adverse change in previously anticipated cash flows has occurred. The standard is effective for interim and annual periods ending after December 15, 2008, applied prospectively. The adoption of the new standard did not have a significant impact on the determination or reporting of our financial results.

On May 28, 2009, the FASB issued a standard pursuant to which companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. This standard requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This standard also requires entities to disclose the date through which subsequent events have been evaluated. This standard was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

On June 12, 2009, the FASB issued a standard to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This standard will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

On June 12, 2009, the FASB issued a standard that amends previous standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This standard will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

On June 29, 2009, the FASB issued a standard that establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. This standard will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt this standard for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the financial statements taken as a whole.

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

Valuation of Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure and repossession. Other real estate owned is held for sale and is carried at the lower of cost or fair value, less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowances are included in other operating expenses. The fair value of other real estate owned is based upon our assessment of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, economic conditions and issues with respect to individual properties. Properties acquired through foreclosure are appraised by independent appraisers at the time of foreclosure, and each year thereafter that such property is held by the Company as other real estate owned. The Company’s evaluation of these factors involves subjective estimates and judgments that may change.

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

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the nine months ended September 30, 2009 and 2008:

	Average Balances		Yields / Rates		Income / Expense		Increase	Change Due to
	2009	2008	2009	2008	2009	2008	(Decrease)	Volume	Rate
Assets
Loans, including fee income	$776,787	$822,168	5.46%	6.45%	$31,719	$39,687	$(7,968)	$(1,866)	$(6,102)
Mortgage loans held for sale	739	86	3.48%	4.69%	19	3	16	17	(1)
Investment securities	36,924	28,816	4.14%	4.71%	1,142	1,015	127	250	(123)
Federal funds sold	41,076	49,012	0.17%	2.20%	51	805	(754)	(10)	(744)
Interest bearing deposits in banks	118,915	11,043	1.32%	2.47%	1,175	205	970	1,065	(95)

Total earning assets	974,441	911,125	4.68%	6.12%	34,106	41,715	(7,609)	(544)	(7,065)

Cash and due from banks	15,359	7,366
Allowance for loan losses	(22,652)	(11,669)
Other assets	84,953	75,170

Total	$1,052,101	$981,992

Liabilities and Equity
Interest bearing demand	$135,247	$64,286	2.43%	1.71%	$2,455	$824	$1,631	$1,287	$344
Savings	70,137	75,172	2.48%	2.94%	1,299	1,652	(353)	(94)	(259)
Certificates of deposit	714,483	658,785	3.89%	4.74%	20,771	23,398	(2,627)	1,591	(4,218)

Total interest bearing deposits	919,867	798,243	3.56%	4.33%	24,525	25,874	(1,349)	2,784	(4,133)
Borrowings	58,556	57,927	3.94%	4.84%	1,727	2,101	(374)	17	(391)

Total interest bearing liabilities	978,423	856,170	3.59%	4.36%	26,252	27,975	(1,723)	2,801	(4,524)

Noninterest bearing demand deposits	39,729	45,341
Other liabilities	6,928	16,138
Shareholders’ equity	27,021	64,343

Total	$1,052,101	$981,992

Net interest income					$7,854	$13,740	$(5,886)	$(3,345)	$(2,541)

Net interest yield on earning assets			1.08%	2.01%
Net interest spread			1.09%	1.75%

Results of Our Commercial Banking Business

During the three and nine month periods ended September 30, 2009, the Company experienced a net loss of approximately $(9.0) million and $(23.9) million, respectively, as compared with net loss of approximately $(1.4) million and $(7.4) million, respectively, for the three and nine month periods ended September 30, 2008. The increase in the net loss during both periods in 2009 was primarily due to an increase in provision for loan losses, a decrease in net interest income, an increase in noninterest expenses and a reduction in our income tax benefit, as described in more detail below.

Interest Income

Our interest income related to commercial banking decreased approximately $2.6 million, or 19%, to $11.0 million for the three months ended September 30, 2009 from $13.6 million for the three months ended September 30, 2008. Our interest income related to commercial banking decreased approximately $7.6 million, or 18%, to $34.1 million for the nine months ended September 30, 2009 from $41.7 million for the nine months ended September 30, 2008. The decrease in interest income during the three and nine months ended September 30, 2009 compared to the same periods in 2008 was the result of a decline in yield from commercial banking interest-earning assets, in particular from commercial banking loans, impacted by the current declining interest rate environment. The yield from commercial banking loans decreased from 6.30% for the three months ended September 30, 2008 to 5.33% for the three months ended September 30, 2009 and decreased from 6.45% for the nine months ended September 30, 2008 to 5.46% for the nine months ended September 30, 2009. This decrease in yield was mainly due to the repricing of our commercial banking loan portfolio in response to the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the end of 2008. At June 30, 2008, approximately 60% of our commercial banking loan portfolio was variable rate without a floor and which adjusted with changes in the prime rate. During the third and fourth quarter of 2008, the Bank began requiring floors on most of its new and renewed loans and the percentage of variable rate loans without a floor declined to 42% of the loan portfolio at September 30, 2008, 28% at December 31, 2008 and 20% at September 30, 2009. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-performing assets increasing from $40.4 million at September 30, 2008 to $91.9 million at September 30, 2009 and the subsequent write-off of approximately $1,928,000 in accrued interest or 33 basis points for the nine months ended September 30, 2009 and approximately $640,000 in accrued interest or 33 basis points for the three months ended September 30, 2009 on loans that were placed on non-accrual status during the first nine months of 2009. The decline in interest income was also due to a decrease in average commercial banking loans. Average commercial banking loans decreased $51.3 million, or 6%, for the quarter ended September 30, 2009 and $45.4 million, or 6%, for the nine months ended September 30, 2009 over the same periods for 2008. The decrease in average commercial banking loans from the three and nine month periods ended September 30, 2008 to the three and nine month periods ended September 30, 2009 was the result of the Company foreclosing on approximately $32.0 million in commercial banking loans since September 30, 2008 and of the Company making the strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended September 30, 2009 amounted to $8.2 million, compared to $9.2 million for the three months ended September 30, 2008, a decrease of 11%. Our interest expense related to the commercial banking business for the nine months ended September 30, 2009 amounted to $26.3 million, compared to $28.0 million for the nine months ended September 30, 2008, a decrease of 6%. Interest expense related to commercial banking deposits for the three months ended September 30, 2009 amounted to $7.6 million, compared to $8.5 million for the three months ended September 30, 2008, a decrease of 11%. Interest expense related to commercial banking deposits for the nine months ended September 30, 2009 amounted to $24.5 million, compared to $25.9 million for the nine months ended September 30, 2008, a decrease of 5%. Interest expense related to commercial bank borrowings for the three months ended September 30, 2009 amounted to $560,000, compared to $658,000 for the three months ended September 30, 2008, a decrease of 15%. Interest expense related to commercial bank borrowings for the nine months ended September 30, 2009 amounted to $1.7 million, compared to $2.1 million for the nine months ended September 30, 2008, a decrease of 18%.

The decrease in interest expense from interest-bearing deposits for 2009 compared to the same periods in 2008 resulted from a decrease in the cost of funds from commercial banking deposits. The cost of funds of commercial banking deposits decreased from 4.09% and 4.33%, respectively for the three and nine months ended September 30, 2008 to 3.30% and 3.56%, respectively, for the three and nine months ended September 30, 2009. The cost of savings accounts (including money market accounts), and time deposits decreased 60 basis points and 78 basis points, respectively, for the three months ended September 30, 2009 compared to the same period in 2008, and 46 basis points and 85 basis points, respectively, for the nine months ended September 30, 2009 compared to the same period in 2008. These decreases in average cost were due to the falling rate environment during which the Federal Reserve has decreased interest rates 500 basis points from September 2007 through the first quarter of 2009. The decrease in interest expense related to the decrease in the cost of funds of commercial banking deposits was partially offset by an increase in the average balance of commercial banking deposits for the three and nine months ended

September 30, 2009 compared to the same periods in 2008. Average interest-bearing deposits increased approximately $73.8 million, or 9%, from $840.3 million for the three months ended September 30, 2008 to $914.1 million for the three months ended September 30, 2009. Average interest-bearing deposits increased approximately $121.6 million, or 15%, from $798.2 million for the nine months ended September 30, 2008 to $919.9 million for the nine months ended September 30, 2009. The Bank ran several certificate of deposit specials in 2008 and the first nine months of 2009 in which the Bank increased its in-market certificates of deposit by approximately $23.6 million from September 30, 2008. The Bank also ran an interest-bearing checking account special from September 2008 to February 2009 that guaranteed a rate of 3.75% until March 31, 2009, 3.00% until June 30, 2009 and then 2.75% until August 31, 2009. As of September 30, 2009, this special had brought in deposit balances totaling $99.1 million. The Bank made the strategic decision to increase short-term liquidity in 2008 and the first nine months of 2009 through deposit growth because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The decrease in interest expense from borrowings for the three and nine month period ended September 30, 2009 compared to the same periods in 2008 resulted from a decrease in the cost of borrowings. The cost of borrowings decreased from 4.62% and 4.84%, respectively, for the three and nine months ended September 30, 2008 to 3.80% and 3.94%, respectively, for the three and nine months ended September 30, 2009. This decline is mainly related to the drop in interest rates on our trust preferred securities of $22.2 million, which all are either tied to the Wall Street prime rate or the three month LIBOR and reprice quarterly.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2009 were $2.8 million, 1.17% and 1.20% and $7.9 million, 1.08% and 1.09%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three and nine months ended September 30, 2008 were $4.4 million, 1.89% and 1.69% and $13.7 million, 2.01% and 1.75%, respectively. The decrease in net interest income, net interest margin and interest spread from 2008 to 2009 was mainly due to the decrease in the yield on commercial banking loans. The yield from commercial banking loans decreased from 6.30% for the three months ended September 30, 2008 to 5.33% for the three months ended September 30, 2009 and decreased from 6.45% for the nine months ended September 30, 2008 to 5.46% for the nine months ended September 30, 2009. This decrease in yield was mainly due to the repricing of the commercial banking loan portfolio in response to the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the end of 2008. At June 30, 2008, approximately 60% of our commercial banking loan portfolio was variable rate without a floor and which adjusted with changes in the prime rate. During the third and fourth quarter of 2008, the Bank began requiring floors on most of its new and renewed loans and the percentage of variable rate loans without a floor declined to 42% of the loan portfolio at September 30, 2008, 28% at December 31, 2008 and 20% at September 30, 2009. The decrease in yield on the commercial banking loan portfolio was also due to the Bank’s non-performing assets increasing from $40.4 million at September 30, 2008 to $91.9 million at September 30, 2009 and the subsequent write-off of approximately $1,928,000 in accrued interest or 33 basis points for the nine months ended September 30, 2009 and approximately $640,000 in accrued interest or 33 basis points for the three months ended September 30, 2009 on loans that were placed on non-accrual status during the first nine months of 2009. The decrease in net interest income, net interest margin and interest spread during 2009 was also due to the Bank holding more short-term liquid assets, which provide a lower yield than investments and loans. For the three and nine months ended September 30, 2009, in comparison to the same periods in 2008, the Bank held on average $64.8 million, or 68%, and $99.9 million, or 166%, respectively, more in interest-bearing deposits and federal funds sold. The Company made the strategic decision to increase short-term liquidity to address the tightening in the credit and liquidity markets, as well as the deterioration in the real estate market. The yield on commercial banking assets decreased 127 basis points while the cost of interest-bearing liabilities decreased only 79 basis points in the third quarter of 2009 compared to the third quarter of 2008. In comparing the first nine months of 2009 to the first nine months of 2008, the yield on commercial banking assets decreased 144 basis points while the cost of interest-bearing liabilities decreased only 77 basis points. Even with the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the end of 2008, the average cost of time deposits has only decreased 78 basis points and 85 basis points, respectively, for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to strong competition in the market area for local deposits and due to the fact that time deposits are slower to reprice than the loan portfolio.

Loan Loss Provisions

For the three and nine months ended September 30, 2009, we made a provision for loan losses of $7.2 million and $15.1 million, respectively, and incurred net charge-offs of $7.1 million and $12.2 million, respectively, of commercial banking loans. For the three and nine months ended September 30, 2008, we made a provision for loan losses of $2.0 million and $11.7 million, respectively, and incurred net charge-offs of $1.7 million and $9.0 million, respectively, of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 2.10% (annualized) for the nine months ended September 30, 2009, 1.64% for the year ended December 31, 2008 and 1.45% (annualized) for the nine months ended September 30, 2008. Net charge-offs increased approximately $5.4 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This increase was mainly the result of charge-offs related to four loans totaling $5.1 million. Three of the charge-offs totaling $4.7 million were related to our ADC loan portfolio and one charge off, totaling $416,000, was related to a commercial loan. These charge-offs were related to non-accrual loans that the Bank had not currently taken into foreclosure. These charge-offs, for the most part, were accrued and included in our loan loss reserve analysis in the prior quarter. However, the Bank determined in the third quarter of 2009 that the losses related to these loans were uncollectible and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of charge-offs during 2008 and 2009, $7.0 million and $7.6 million, respectively, was related to our ADC loan portfolio, where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of the underlying collateral. The Bank’s charge-offs in the first nine months of 2009 consisted of nine commercial real estate loan charge-offs of $895,000, thirty-seven commercial loan charge-offs of $1,701,000, forty-nine ADC loan charge-offs of $7,586,000, thirty-seven residential real estate charge-offs of $1,724,000 and various installment and other consumer loans charge-offs, while the charge-offs in the first nine months of 2008 consisted of five commercial real estate loan charge-offs of approximately $551,000, twenty-six commercial loan charge-offs of approximately $726,000, eleven residential real estate loan charge-offs of approximately $419,000, forty-six construction and acquisition and development loan charge-offs of $7.0 million and various installment and other consumer loans charge-offs.

The provision for loan losses of $7.2 million and $15.1 million for the three and nine months ended September 30, 2009 increased in comparison to the provision for loans losses of $2.0 million and $11.7 million for the three and nine months ended September 30, 2008. The increase in the provision for loan loss was mainly due to the significant charge-offs in the third quarter of 2009 and the deterioration in real estate values during the past year which led to increases in our specific reserves on our impaired loans. During the third quarter of 2009, we charged-off approximately $7.2 million in loans, which was significantly more than in previous quarters. Historical charge-offs are an important factor in calculating our allowance for loan losses on our general portfolio. As a result, our general reserves in the third quarter of 2009 increased significantly. The provision for loan loss related to our general reserves during the third quarter of 2009 increased approximately 0.36%, or $2.7 million, from the second quarter of 2009. We also increased our provision for loan losses for our specific reserves by approximately $4.5 million during the third quarter of 2009, which included a specific reserve on one loan of approximately $1.4 million. The Bank’s specific reserves included in its allowance for loan losses related to its impaired loans declined $2.6 million during the third quarter of 2009, although it charged-off approximately $7.2 million in specific reserves during the quarter. With the decline in real estate values in the Bank’s market area, we continue to see deterioration in our loan portfolio, which has required the Bank to continue to increase its specific reserves, particularly in its ADC portfolio. Based upon management’s analysis of its individual classified and non-performing loans, including the additions to non-performing loans since the end of the second quarter of 2009, and our analysis of the remaining loan portfolio, including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The allowance for loan losses as a percentage of total commercial banking loans was 3.34%, 2.84% and 1.56% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

Noninterest Income

Our noninterest income related to our commercial banking business was approximately $867,000 during the three months ended September 30, 2009 compared to approximately $954,000 during the three months ended September 30, 2008. During the three month period ending September 30, 2009 compared to the same period in 2008, the Bank’s service charge income remained stable and gains on sale of SBA loans decreased approximately $94,000. The decrease in gains on sale of SBA loans is due to the Bank not selling any loans during the third quarter of 2009. Based upon the Order issued by the FDIC and the Georgia Department, we were not allowed to sell any loans in the secondary market while the SBA conducted a review of the Bank during the third quarter of 2009. Based upon their review, the SBA authorized the Bank to resume selling loans in the secondary market beginning in the fourth quarter of 2009.

Our noninterest income related to our commercial banking business was approximately $2.7 million for the nine months ended September 30, 2009 compared to approximately $2.8 million during the nine months ended September 30, 2008. During the nine month period ending September 30, 2009 compared to the same period in 2008, service charge income decreased approximately $60,000, and gains on sale of SBA loans decreased approximately $160,000. The Bank’s other operating income increased approximately $100,000 during this same period. The decrease in deposit service charges was mainly related to a $76,000 decrease in overdraft charges which is due to fewer overdrawn accounts and insufficient fund items because customers are being more diligent with their accounts. The decrease in gains on sale of SBA loans is due to the Bank selling fewer loans at lower premiums during 2009 compared to the same period in 2008. The increase in the Bank’s other operating income was mainly related to an increase in mortgage origination fee income of approximately $69,000 and an increase in ATM transaction fees of $46,000. The increase in the mortgage origination fee income was due to Bank closing more mortgage loans in this low mortgage interest rate environment. The increase in ATM transaction fees was due an increase in non customer use of the Bank’s ATM network in 2009 compared to 2008.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $5.5 million for both the three months ended September 30, 2009 and 2008. Salaries and employee benefits decreased approximately $2.7 million during the third quarter of 2009 compared to the same period in 2008. This decrease was due to a 10% to 15% reduction in salaries for executive officers and other select officers, the suspension of the Bank’s matching contributions to its 401(k) plan and the Bank’s suspension of its accruals on its supplemental retirement plan which was effective April 1, 2009. In addition, during the third quarter of 2009, certain Bank officers waived their rights to their accrued benefits related to their defined benefit retirement plan and to their restricted stock awards. These waivers allowed the Bank to reverse previous retirement plan benefit accruals of approximately $1,093,000 and to reverse previous stock compensation expense on these unvested stock awards of approximately $994,000 at September 30, 2009. (See further discussion in Note 9—Employee Benefit Plans). These expense reversals were recorded as a reduction in Salaries and Employee Benefits in our statement of operations. This decrease from salaries and employee benefits was offset by an increase in legal and professional expense of approximately $174,000, an increase in insurance expense of approximately $2.1 million and an increase in foreclosed asset expense, net of approximately $467,000. The increase in legal and professional fees expense during the third quarter of 2009 compared to the same period in 2008 was mainly attributable to the increased regulatory and disclosure requirements for a public company, an increase in legal and consulting fees related to regulatory and capital issues, and an increase in legal fees related to the collection of loans. The increase in insurance expense during the third quarter of 2009 compared to the same period in 2008 was mainly attributable to increases in our FDIC insurance assessments. The FDIC increased our regular quarterly assessment during the third quarter of 2009 based upon the capital levels and financial condition of the Bank. The increase in foreclosed asset expense during the third quarter of 2009 compared to the same period in 2008 was attributable to write-downs on foreclosed properties totaling approximately $291,000 and the costs to complete construction on several properties during the third quarter of 2009.

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $19.3 million for the nine months ended September 30, 2009, compared to $16.9 million for the nine months ended September 30, 2008, an increase of 14%. The increase in noninterest expense for the nine month period ended September 30, 2009 compared to the same period in 2008 was attributable to an increase in legal and professional expense of approximately $703,000, an increase in insurance expense of approximately $3.7 million, an increase in foreclosed asset expense, net of approximately $1.1 million and an increase in other operating expenses of approximately $310,000. The increase in legal and professional fees expense during the first nine months of 2009 compared to the same period in 2008 was mainly attributable to the increased regulatory and disclosure requirements for a public company, an increase in legal and consulting fees related to regulatory and capital issues, and an increase in legal fees related to the collection of loans. The increase in insurance expense during the first nine months of 2009 compared to the same period in 2008 was mainly attributable to increases in our FDIC insurance assessments. During the second quarter of 2009, the FDIC assessed all banks a special assessment in order to replenish the deposit insurance fund. Our special assessment was approximately $500,000. The FDIC also increased our regular quarterly assessment based upon the capital levels and financial condition of the Bank. The increase in foreclosed asset expense in the first nine months of 2009 over the same period in 2008 was attributable to write-downs on foreclosed properties totaling approximately $652,000 and the costs to complete construction on several properties during the first nine months of 2009. The Bank has seen its foreclosed properties increase from $6.0 million at June 30, 2008 to $37.1 million at September 30, 2009, which has directly impacted our foreclosed asset expense. The increase in other operating expense during the first nine months of 2009 compared to the same period in 2008 was mainly attributable to the Company recording an other than temporary impairment of approximately $342,000 in two investments. One of the impairments recorded was for $176,000 on an investment consisting of trust preferred securities in various community bank holding companies, representing the entire balance, and the other impairment recorded was for $165,975 in an investment in Community Financial Services, Inc. common stock which was the holding company for Silverton Bank, which was closed on May 1, 2009 by the Office of the Comptroller of Currency. These increases were offset by a decrease in salaries and employee benefits of approximately $3.1 million. This decrease was due to a reduction of 21 employees from June 30, 2008 to September 30, 2009 including six officers, a 10% to 15% reduction in salaries for executive officers and other select officers, the suspension of the Bank’s matching contribution to its 401(k) plan and the Bank’s suspension of its accruals on its supplemental retirement plan which was effective April 1, 2009. In addition, during the third quarter of 2009, certain Bank officers waived their rights to their accrued benefits related to their defined benefit retirement plan and to their restricted stock awards. These waivers allowed the Bank to reverse previous retirement plan benefit accruals of approximately $1,093,000 and to reverse previous stock compensation expense on these unvested stock awards of approximately $994,000 at September 30, 2009. (See further discussion in Note 9—Employee Benefit Plans). These expense reversals were recorded as a reduction in Salaries and Employee Benefits in our statement of operations.

Pretax Net Loss

For the three and nine months ended September 30, 2009, our commercial banking pre-tax loss was approximately $(9.0) million and $(23.9) million, respectively, compared to pre-tax loss of approximately $(2.1) million and $(12.0) million for the three and nine months ending September 30, 2008. Pretax loss for the three months ended September 30, 2009 increased approximately $6.9 million, or 329%, compared to the three months ended September 30, 2008. Pretax loss for the nine months ended September 30, 2009 increased approximately $11.8 million, or 99%, compared to the nine months ended September 30, 2008. The increase in pretax loss for the three months ended September 30, 2009 compared to the same period in 2008 was due to a decrease in net interest income of approximately $1.6 million and an increase in provision for loan losses of approximately $5.2 million. The decrease in the net interest income was due to both the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the first quarter of 2009, and to non-performing assets increasing from $40.4 million at September 30, 2008 to $91.9 million at September 30, 2009 and the subsequent write-off of approximately $640,000 in accrued interest on loans that were placed on non-accrual during the third quarter of 2009. The increase in the provision for loan losses was due to the significant charge-offs in the third quarter of 2009 which led to increases in our general reserves and the deterioration in real estate values during the past year which led to increases in our specific reserves on our impaired loans.

The increase in pretax loss for the nine months ended September 30, 2009 compared to the same period in 2008 was due to a decrease in net interest income of approximately $5.9 million, an increase in provision for loan losses of $3.4 million and an increase in noninterest expense of $2.4 million during this same period. The decrease in the net interest income was due to both the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the first quarter of 2009, and to non-performing assets increasing from $40.4 million at September 30, 2008 to $91.9 million at September 30, 2009 and the subsequent write-off of approximately $1,928,000 in accrued interest on loans that were placed on non-accrual during the first nine months of 2009. The increase in the provision for loan losses was due to the significant charge-offs in the third quarter of 2009, which led to increases in our general reserves and the significant deterioration in real estate values during the past year, which led to increases in our specific reserves on our impaired loans. The increase in noninterest expense during the first nine months of 2009 compared to the same period in 2008 was mainly due to a net increase in legal and professional expenses, insurance expense, foreclosed asset expense, net and other operating expenses. See further discussion above under “—Loan Loss Provisions,” “—Net Interest Income,” and “—Noninterest Expense.”

Income Taxes

The Company recorded no income tax expense or benefit for the three and nine months ended September 30, 2009. The effective income tax rate for our commercial banking business for the three and nine months ended September 30, 2008 was 35.13% and 38.63%, respectively. The Bank did not record any income tax expense or benefit for the three and nine months ended September 30, 2009 due to its cumulative losses in 2008 and 2009.

Results of Discontinued Operations From Our Mortgage Banking Business

During the three and nine months of 2009 and 2008, our discontinued mortgage banking operations had no revenues or expenses. During the fourth quarter of 2008, the mortgage banking business did record a valuation allowance of approximately $658,000 related to its deferred tax asset which was recorded as income tax expense. During each quarter, we evaluate our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. We evaluated the allowance for recourse liability during the third quarter of 2009 and determined that no adjustments are needed at this time.

Financial Condition

General Discussion

Total Assets

Our total assets decreased $8.5 million, or 0.8%, from $1.039 billion as of December 31, 2008 to $1.030 billion as of September 30, 2009. The decrease in total assets was mainly the result of a $34.9 million, or 5%, decrease in our commercial banking loans, net, a $5.1 million, or 15%, decrease in investment securities available for sale, and a $2.4 million, or 100%, decrease in our deferred tax asset. The decrease in commercial banking loans was mainly due to property foreclosures totaling approximately $23.6 million during the first nine months of 2009. The decrease in investment securities available for sale was due to several agency bonds being called and due to pay downs on our mortgage-backed securities during the first nine months of 2009. The decrease in the deferred tax asset was a result of the implementation of an impairment reserve against the remaining balance in reaction to the cumulative losses sustained in 2009. These decreases were offset by a $28.7 million, or 19%, increase in cash and due from banks, federal funds sold and interest-bearing deposits in banks. This increase was a result of the Bank’s strategic decision to increase short-term liquidity in response to the tightening in the credit and liquidity markets, along with the deterioration in the real estate market. In addition, other real estate owned increased $11.2 million, or 44%, during the first nine months of 2009. Our decrease in total assets corresponded with a $24.3 million, or 66%, decrease in shareholders’ equity. This decrease was mostly related to our net loss of $23.9 million for the first nine months of 2009. This decrease in shareholders’ equity was offset by an increase in deposits of $18.3 million, or 2%. At September 30, 2008, we had total assets of $1,043 billion.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At September 30, 2009, interest-earning assets totaled $968.9 million and represented 94% of total assets. This represents a $4.6 million, or 1%, decrease from December 31, 2008, when interest-earning assets totaled $973.5 million and represented 94% of total assets. This decrease was mainly related to a $34.9 million, or 5%, decrease in the Bank’s commercial banking loan portfolio and a $5.1 million, or 15%, decrease in investment securities available for sale. The decrease in total commercial banking loans from December 31, 2008 is mainly the result of foreclosing upon $23.6 million in commercial banking loans during the first nine months of 2009. The decrease in investment securities available for sale was due to several agency bonds being called and due to pay downs on our mortgage-backed securities during the first nine months of 2009. These decreases in interest-earning assets were partially offset by a $32.8 million, or 22%, increase in federal funds sold and interest-bearing deposits in banks. This increase was due to the Bank making the strategic decision to increase short-term liquidity with the tightening in the credit and liquidity markets along with the deterioration in the real estate market. See “—Financial Condition of Our Commercial Banking Business—Total Commercial Banking Loans.” At September 30, 2008, our interest-earning assets totaled $963.9 million and represented 92% of our total assets.

Allowance for Loan Losses

Our assessment of the risks associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Financial Condition of Our Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $21.7 million at September 30, 2009, compared to $22.8 million at December 31, 2008 and $22.6 million at September 30, 2008. The decrease of $0.9 million in premises and equipment from September 30, 2008 was due to depreciation expense from the premises and equipment of approximately $1.5 million. This decrease in premises and equipment from depreciation was partially offset by the normal purchase and replacement of technology and equipment throughout the period.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At September 30, 2009, the total cash value of the life insurance was $14.5 million. At December 31, 2008 and September 30, 2008, the total cash value of the life insurance was $14.1 million and $14.0 million, respectively. The increase of approximately $0.5 million from September 30, 2008 to September 30, 2009 was due to policy earnings.

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first nine months of 2009, our average commercial banking loans were $776.8 million. These loans constituted 80% of our average consolidated earning assets and 74% of our average consolidated total assets. For the first nine months of 2008, we had average commercial banking loans of $822.2 million, or 90% of our average consolidated earning assets and 84% of our average consolidated total assets. For the year ended December 31, 2008, we had average commercial banking loans of $816.9 million, or 88% of our average consolidated earning assets and 82% of our average consolidated total assets. Commercial banking loans at the periods ending September 30, 2009, December 31, 2008 and September 30, 2008 were $753.3 million, $785.4 million and $805.2 million, respectively. The $45.4 million or 6% decrease in average commercial banking loans and the $51.9 million or 6% decrease in period end commercial banking loans from the nine month period ended September 30, 2008 to the nine month period ended September 30, 2009 was the result of the Company foreclosing on approximately $32.0 million in commercial banking loans and of the Company making the strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth.

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

The allowance for loan losses totaled $25.1 million, or 3.34%, of total commercial banking loans, at September 30, 2009, $12.6 million, or 1.56%, of total commercial banking loans at September 30, 2008, and $22.3 million, or 2.84%, of total commercial banking loans at December 31, 2008. The provision for loan losses of $7.2 million and $15.1 million for the three and nine months ended September 30, 2009 increased in comparison to the provision for loans losses of $2.0 million and $11.7 million for the three and nine months ended September 30, 2008. The increase in the provision for loan loss was mainly due to the significant charge-offs in the third quarter of 2009 and the deterioration in real estate values during the past year, which led to increases in our specific reserves on our impaired loans. During the third quarter of 2009, we charged-off approximately $7.2 million in loans, which was significantly more than in previous quarters. Net charge-offs increased approximately $5.4 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This increase was mainly the result of charge-offs related to four loans totaling $5.1 million, of which three of the charge-offs totaling $4.7 million were related to our ADC loan portfolio and $416,000 was related to a commercial loan. These charge-offs were related to non-accrual loans that the Bank had not taken into foreclosure. These charge-offs, were primarily accrued and included in our loan loss reserve analysis in the prior quarter. However, the Bank determined in the third quarter of 2009 that the losses related to these loans were uncollectible and charged-off the balances based upon the current downturn in the economy and deteriorating real estate market. Historical charge-offs are an important factor in calculating our allowance for loan losses on our general portfolio. As a result, our general reserves in the third quarter of 2009 increased significantly. The provision for loan loss related to our general reserves during the third quarter of 2009 increased approximately 0.36%, or $2.7 million, from the second quarter of 2009. We also increased our provision for loan losses for our specific reserves by approximately $4.5 million during the third quarter of 2009, which included a specific reserve on one loan of approximately $1.4 million. The Bank’s specific reserves included in its allowance for loan losses related to impaired loans declined $2.6 million during the third quarter of 2009, although the Bank charged-off approximately $7.2 million in specific reserves during the quarter. With the decline in real estate values in our market area, we continue to see deterioration in our loan portfolio, which has required the Bank to continue to increase its specific reserves, particularly in its ADC portfolio.

The Bank’s ratio of its allowance for loan losses to total commercial banking loans of 3.34% at September 30, 2009 is considerably higher than historical levels and this ratio is expected to remain at this higher level throughout 2009 and into 2010. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s potential problem loans, non-performing loans and foreclosed properties related to its ADC loan portfolio were $110.1 million, $29.9 million and $29.7 million, respectively, at September 30, 2009. The deterioration in our ADC portfolio is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values within the residential real estate market in our market area during 2008 and the first nine months of 2009. As of September 30, 2009, we had approximately $291.4 million in ADC loans, or approximately 39% of our loan portfolio. The Bank has limited any new ADC loans in 2008 and the first nine months of 2009 due to the declining real estate market. Our ADC loans have declined by approximately 30% since December 31, 2007. Based upon management’s analysis of its individual classified and non-performing loans, including any additions to non-performing loans since the September 30, 2009, and our analysis of the remaining loan portfolio including historical charge-offs and the composition of our loan portfolio, we adjusted our allowance for loan losses accordingly. The Bank’s charge-offs in the first nine months of 2009 consisted of nine commercial real estate loan charge-offs of $895,000, thirty-seven commercial loan charge-offs of $1,701,000, forty-nine ADC loan charge-offs of $7,586,000, thirty-seven residential real estate charge-offs of $1,724,000 and various installment and other consumer loans charge-offs, while the charge-offs in the first nine months of 2008 consisted of five commercial real estate loan charge-offs of approximately $551,000, twenty-six commercial loan charge-offs of approximately $726,000, eleven residential real estate loan charge-offs of approximately $419,000, forty-six construction and acquisition and development loan charge-offs of $7.0 million and various installment and other consumer loans charge-offs.

In order to address the weakening of the real estate market, and in particular real estate related to construction and acquisition and development, the Bank increased its monitoring of its loan portfolio in 2007, 2008 and the first nine months of 2009 in an effort to identify and attempt to resolve potential loan problems more quickly. The Bank added one full time employee in 2007 and two full time employees in 2008 to aid in this increased monitoring of asset quality and in the management of problem loans. In addition to the normal quarterly monitoring and reporting of our ADC loan portfolio, including any industry, borrower and geographic concentrations, the Bank initiated quarterly problem loan meetings in 2007 and during the third quarter of 2008 increased these problem loan meetings to twice a quarter. During these meetings, senior management and collections personnel discuss the other real estate owned and each classified and past due credit over $50,000 with our county presidents and loan officers. During these meetings, senior management, collections personnel, county presidents and loan officers discuss and document the current status of the classified and past due credit, the potential problems with such credit, action plans for such credit and estimated losses with respect to such credit. During the third quarter of 2008, executive management also began meeting weekly with collection personnel to discuss the status of all foreclosed properties and any new developments with our non-accrual and classified credits. During the last quarter of 2007 and continuing into 2008 and 2009, our asset quality department also began conducting site visits to the properties securing the criticized ADC loans in excess of $50,000 to allow us to better assess the most recent developments and trends with respect to these projects. Beginning in 2007 and continuing into 2008 and 2009, our asset quality personnel also began conducting quarterly site visits with respect to all construction projects over 12 months old. These visits allow us to assess the percent completion of the project and the marketability of the project. These visits are documented by photographs and written reports and are reviewed by senior management. In order to assess our ADC portfolio and determine whether those loans are appropriately graded, in the fourth quarter of 2007 we also initiated an internal review of all of the Bank’s acquisition and development projects, which was completed during the second quarter of 2008. The Bank believes all of these measures will help to identify and favorably resolve any potential problem credits more quickly, which should help to limit our losses in the loan portfolio. Given the current condition of the credit, liquidity and real estate markets, we expect our asset quality to continue to come under significant pressure.

The increase in the provision for loan losses and the determination of the allowance for loan losses as a percentage of commercial banking loans since the end of 2007 was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level is based upon our assessment of the factors affecting loan quality, assumptions about the economy and historical experience. Our assessment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, which include all classified loans greater than $50,000 with a particular focus on loans that are past due and other loans that we believe require attention based upon the type of loan collateral, the terms of the loan and the location of loan collateral. We believe that the allowance at September 30, 2009 is adequate to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions which we believed at that time to be reasonable and that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of uncertainties in the economy and the slowdown in the real estate market, additions to the allowance for loan losses and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time of their review.

Total Non-Performing Commercial Banking Assets

Total non-performing commercial assets totaled $91.9 million at September 30, 2009. This compares to total non-performing commercial assets of approximately $62.6 million at December 31, 2008 and $40.4 million at September 30, 2008. The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	September 30, 2009	December 31, 2008	September 30, 2008
Non-performing loans (1)	$54,816,391	$36,778,482	$18,922,544
Foreclosed properties	37,053,081	25,815,072	21,521,008

Total non-performing assets	$91,869,472	62,593,554	$40,443,552

Loans 90 days or more past due on accrual status	$82,345	$389	$4,554
Renegotiated loans	$10,183,979	$17,896,747	$3,029,862
Potential problem loans (2)	$152,809,080	$38,436,888	$58,529,227
Potential problem loans/total loans	20.28%	4.89%	7.27%
Non-performing assets/total loans and foreclosed properties	11.62%	7.72%	4.89%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	11.63%	7.72%	4.89%

(1)	Defined as non-accrual loans and renegotiated loans.

(2)	Loans identified by management as potential problem loans (criticized loans) that are still accounted for on an accrual basis and are not considered restructured. Based upon further deterioration in these loans since December 31, 2008, management now considers it probable that these loans will not perform to their original contractual terms and now evaluates these loans as impaired loans.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. Total non-performing commercial banking loans increased $18.0 million from $36.8 million at December 31, 2008 to $54.8 million at September 30, 2009. The increase in non-performing commercial banking loans from December 31, 2008 to September 30, 2009 was mainly related to nine loan relationships totaling approximately $22.1 million. Seven of the nine loan relationships totaling approximately $18.9 million are classified as non-accrual loans and two of the nine loan relationships totaling approximately $3.2 million are classified as renegotiated loans. One of the seven non-accrual loan relationships totaling approximately $6.4 million is related to 26 acres of land for residential development located in Cherokee County, Georgia on which eleven residential townhomes and four residential homes have been built to date. Fifty lots remain undeveloped on this land, to build residential homes and townhomes. This loan relationship also includes a 23 acre tract of land located in Pickens County, Georgia, which is being held for commercial development. The second of the non-accrual loan relationships totaling approximately $1.1 million is related to a residential home under construction and another residential lot located in the same subdivision. The residential home is approximately 90% complete and is located in Fulton County, Georgia. The third of the non-accrual loan relationships totaling approximately $2.6 million is related to ten residential home lots, five completed residential homes which are currently rented and one completed residential home currently for sale. All of these properties are located in Bartow County, Georgia. The fourth of the non-accrual loan relationships totaling approximately $1.6 million is related to two residential rental properties located in East Point, Florida which is located in Franklin County on the Gulf

Coast. The fifth of the non-accrual loan relationships totaling approximately $1.8 million is related to 18 residential rental properties located in Bartow County, Georgia. Currently, fourteen of these properties are being rented, however several of them are at below market rates due to the current economic environment. The sixth of the non-accrual loan relationships totaling approximately $1.7 million is related to four commercial buildings, currently rented, located in Cobb County, Georgia. The last of the non-accrual loan relationships totaling approximately $3.7 million is related to three retail shopping centers located in Bartow County, Georgia. Construction of one of the shopping centers is complete while construction of the other two is approximately 95% complete.

One of the two renegotiated loan relationships totaling approximately $1.5 million is related a commercial office/retail property located in Bartow County, Georgia. The second of the renegotiated loan relationships totaling approximately $1.7 million is secured by two office condos located in Canton in Cherokee County, Georgia, one commercial/retail building located in Woodstock in Cherokee County, Georgia, one commercial /retail building located in Lithonia in DeKalb County, Georgia and 0.78 acre commercial lot located in Canton in Cherokee County, Georgia. With respect to these two loan relationships, the Company has either reduced interest rates or deferred interest payments to provide the borrowers time to reorganize their finances in order to satisfy their loan obligations. We have evaluated these loan relationships and based on available information, we presently believe that any losses that may come from these loan relationships have been considered in our determination of the loan loss allowance.

The Bank has seen a significant deterioration in its ADC loan portfolio during 2008 and the first nine months of 2009. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and the first nine months of 2009, in particular with respect to real estate related to ADC. As of September 30, 2009, we had approximately $291.4 million in ADC loans, or approximately 39% of our loan portfolio. The Bank’s non-performing loans related to its ADC loan portfolio increased $29.4 million to $29.7 million from December 31, 2007 compared to September 30, 2009. The deterioration in our ADC loan portfolio was mainly due to a decline in sales activity and property values within the real estate market in our market area during the last quarter of 2007, 2008 and the first nine months of 2009. The Bank has also seen a deterioration in its residential real estate portfolio during the first nine months of 2009. We have seen non-performing loans in this portfolio increase from $5.9 million at December 31, 2008 to $14.0 million at September 30, 2009. As of September 30, 2009, we had approximately $167.2 million in residential real estate or 22% of our loan portfolio. With the unemployment rate continuing to rise in Georgia, along with the deterioration in the real estate market, our non-performing loans in this portfolio could continue to increase.

Foreclosed properties totaled approximately $37.1 million at September 30, 2009, as compared to approximately $25.8 million at December 31, 2008 and approximately $21.5 million at September 30, 2008. Foreclosed properties increased approximately $11.3 million or 44% during the first nine months of 2009. The Bank foreclosed on fifty properties, totaling approximately $23.6 million during the first nine months of 2009. This amount mainly consists of ten loan relationships, totaling approximately $16.1 million. The first of these ten loan relationships, totaling approximately $3.3 million, is secured by two properties which consist of 85 acres of undeveloped land being held for residential development located in Forsyth County, Georgia. The second of these ten loan relationships, totaling approximately $1.5 million, is secured by 24 developed residential home lots located in Fannin County, Georgia. The third of these ten loan relationships, totaling approximately $1.1 million, is secured by 74 acres of undeveloped land being held for residential development located in Cherokee County, Georgia. The fourth of these ten loan relationships, totaling approximately $920,000, is secured by four completed residential homes being held for sale and a residential home lot all located in Cherokee County, Georgia. The fifth of these ten loan relationships is secured by a residential home located in DeKalb County, Georgia, totaling approximately $514,000. The sixth of these ten loan relationships, totaling approximately $871,000, is secured by 3.48 acres of commercial raw land located in Cherokee County, Georgia. The seventh of these ten loan relationships, totaling approximately $986,000, is secured by a residential condo located in DeKalb County, Georgia and two residential homes located in Forsyth County, Georgia. The eighth of these ten loan relationships, totaling approximately $1.5 million, is secured by seven completed residential homes and three residential home lots located in Cherokee County, Georgia. The ninth of these ten loan relationships, totaling approximately $1.7 million, is secured by a residential home under construction. This residential home is approximately 90% complete and is located in Dawson County, Georgia. The last of these ten loan relationships, totaling approximately $3.7 million, is related to a participation bought from another financial institution that is secured by a commercial/retail/entertainment property that is under construction in Pigeon Forge, Tennessee. Of the remaining properties that were foreclosed upon in the first nine months of 2009, seventeen of the properties, totaling $1.9 million, were related to residential home lots, ten of the properties, totaling $1.7 million, were related to residential homes under construction, four of the properties, totaling $665,000, were related to residential homes with construction completed, eight of the properties, totaling $1.2 million, was related to residential homes, and seven of the properties, totaling $1.7 million, were related to commercial real estate. During the first nine months of 2009, the Bank sold twenty-three properties that were foreclosed upon in 2008, totaling approximately $8.2 million, for an aggregate gain of approximately $134,000. The Bank sold eighteen properties that were foreclosed upon in 2009, totaling approximately $3.6 million, for an aggregate loss of approximately $14,000. Of the forty-one properties sold in the first nine months of 2009, eight were residential homes that sold at an aggregate loss of approximately $22,000, four were commercial real estate properties that sold at a gain of approximately $30,000 and twenty-nine were related to residential home construction and land lots that sold at an aggregate gain of approximately $112,000.

At September 30, 2009, the Bank held twenty-four properties totaling approximately $17.3 million that were foreclosed on prior to 2009. Of these properties, sixteen of the properties, totaling approximately $8.6 million, were related to residential home lots and raw land, three of the properties totaling approximately $2.2 million were related to residential homes, two of the properties totaling approximately $472,000 were related to commercial real estate, two of the properties totaling approximately $6.0 million were related to commercial land lots and raw land and one of the properties totaling approximately $70,000 was related to residential homes under construction. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank presently does not expect any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently accounted for on an accrual basis, and the borrowers are not expected to perform to the original contractual repayment terms. Potential problem commercial loans increased approximately $114.4 million, or 298%, from $38.4 million at December 31, 2008 to $152.8 million at September 30, 2009. The increase in potential problem commercial loans from December 31, 2008 to September 30, 2009 was mainly related to the deterioration of our ADC loan portfolio. At December 31, 2008, $21.8 million of the Bank’s commercial potential problem loans were related to the ADC loan portfolio, $20.3 million of which was related to residential real estate projects and $1.5 million of which was related to commercial real estate projects. At September 30, 2009, $110.1 million of the Bank’s commercial potential problem loans were related to the ADC loan portfolio, $62.6 million of which was related to residential real estate projects and $47.5 million of which was related to commercial real estate projects. Of the $114.4 million increase in potential problem loans from December 31, 2008 to September 30, 2009, $103.3 million, or 90%, is related to nine loan relationships, of which $90.2 million is related to ADC loans. All of these loans are currently performing; however, because of the current deterioration in the real estate market and the economy, management has concerns about the ability of the borrowers to meet their contractual repayment terms if current market conditions continue for a prolonged period. These loans could be reclassified as non-performing assets in the future. Management believes that the loans categorized as potential problem loans at September 30, 2009 are adequately collateralized and that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance. However, there is no guarantee that such loans will remain adequately collateralized in the future in the event of continued deterioration in the real estate market and the economy generally.

Total Investment Securities

The Bank invests in U.S. government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $214.5 million at September 30, 2009, compared to $187.2 million at December 31, 2008 and $158.3 million at September 30, 2008. At September 30, 2009, the Bank had federal funds sold and interest-bearing deposits in banks of $179.2 million, compared to $146.3 million at December 31, 2008 and $129.1 million at September 30, 2008. The increase of $32.9 million from December 31, 2008 and $50.1 million from September 30, 2008 in federal funds sold and interest-bearing deposits with other banks is due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. Investment securities and restricted equity securities totaled $35.4 million at September 30, 2009, compared to $40.8 million at December 31, 2008 and $29.1 million at September 30, 2008. The decrease of $5.4 million in investment securities and restricted equity securities from December 31, 2008 was mainly due to the Bank having $5.5 million in government-backed agency bonds called during the first nine months of 2009 in this low interest rate environment. The Bank has also had $6.0 million in pay downs on its mortgage-backed securities in the first nine months of 2009. The Bank purchased approximately $7.4 million in investment securities during the first nine months of 2009 to reinvest these called and maturing funds from its investment securities portfolio. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.3 million.

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

Unrealized losses on securities available for sale amounted to $(3,756) at September 30, 2009, and $(46,044) and $(321,184) at December 31, 2008 and September 30, 2008, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes that the unrealized losses on particular securities have resulted from temporary changes in the interest rate market and not as a result of credit deterioration and that therefore all unrealized losses represent, and in the future will represent, temporary impairment. In addition, total impairment represents less than 1% of amortized cost. All bonds held at September 30, 2009 that have unrealized losses are backed by the U.S. Government or one of its agencies or quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $954.2 million, $935.9 million and $916.3 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively, representing increases of 2% and 4%, respectively, over December 31, 2008 and September 30, 2008. Commercial deposits averaged $959.6 million during the nine-month period ended September 30, 2009, $843.6 million during the nine-month period ended September 30, 2008 and $865.2 million during the twelve-month period ended December 31, 2008. The Bank made the strategic decision to increase short-term liquidity in 2008 and the first nine months of 2009 through deposit growth in response to the tightening in the credit and liquidity markets and the deterioration in the real estate market. The increase in deposits from December 31, 2008 to September 30, 2009 is due to an increase in interest-bearing checking accounts. The Bank ran an interest-bearing checking account special from September 2008 through March 2009 that guaranteed a rate of 3.75% until March 31, 2009, 3.00% until June 30, 2009 and 2.75% until August 31, 2009. As of September 30, 2009, this special generated deposit balances totaling $99.1 million. This increase in deposits from our interest-bearing checking accounts was partially offset by the Bank not renewing its brokered deposits and most of its out-of-market deposits. During 2007 and 2008, we attempted to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. During 2007 and 2008, the Bank’s out-of-market and brokered deposits increased $161.6 million to $240.1 million at December 31, 2008. Since the end of 2008, we have let most of our maturing brokered and out-of market deposits run out of the Bank. We have reduced our out-of-market and brokered deposits by $54.6 million from $240.1 at December 31, 2008 to $185.5 million as of September 30, 2009. The costs of out-of-market and brokered deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity would be adversely affected. Currently, because the Bank’s capital levels are below the regulatory requirements for “well capitalized” institutions, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on other deposits generally. From October 2009 through September 2010, the Bank has approximately $153 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, then it will most likely not be able to renew these deposits. Therefore, the Bank may have to seek to increase deposit rates in its local markets in the future to generate liquidity, which it may be unable to do as a result of competition and/or potential regulatory limitations. Even if the Bank was able to generate deposits through an increase in deposit rates, such rate increase would adversely affect its net interest margin and net income. Interest-bearing deposits represented 96% of total deposits at September 30, 2009, compared to 96% at December 31, 2008 and 95% at September 30, 2008. Certificate of deposits comprised 74% of total interest-bearing deposits for September 30, 2009, compared to 83% at December 31, 2008 and 84% at September 30, 2008. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At September 30, 2009, the Bank had borrowed $28.0 million in FHLB advances at maturity terms ranging from twelve months to ten years and with an average interest rate of 3.80%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1 – 4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. During the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. There were $31.0 million in Federal Home Loan Bank advances outstanding at both September 30, 2008 and December 31, 2008.

At September 30, 2009, the Bank had approximately $14.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit during the first nine months of 2009. Based upon the Company’s weakened financial condition and capital levels, the Company’s access to these federal funds will likely be restricted in 2009 and may not be available at all. In addition, pursuant to the Agreement, the Company cannot incur or increase or guarantee any debt without the prior written approval of the FRB Atlanta and the Georgia Commissioner.

Discontinued Operations

Prior to the sale of our wholesale residential mortgage business on December 31, 2003, the Company sold loans that it originated. The Company’s consolidated balance sheets at both September 30, 2009 and December 31, 2008 include no assets and include liabilities of $1,369,686 and $1,694,496, respectively, related to discontinued operations. The Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company had breached its representations and warranties with respect to the loans that it sold. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. At September 30, 2009 and December 31, 2008, the Company had approximately $1.4 million and $1.5 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability for future losses at both September 30, 2009 and December 31, 2008 was approximately $1.4 million and $1.7 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. We evaluated the allowance for recourse liability during the first nine months of 2009 and determined that no adjustments are needed at this time.

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

The Company and Bank’s actual capital amounts and ratios for September 30, 2009 and December 31, 2008 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2009:
Total Capital to Risk Weighted Assets:
Company	$31,620	3.88%	$65,212	8%	$	N/A	N/A
Bank	$47,244	5.81%	$65,084	8%		$81,354	10%
Tier I Capital to Risk Weighted Assets:
Company	$15,810	1.94%	$32,606	4%	$	N/A	N/A
Bank	$36,890	4.53%	$32,542	4%		$48,813	6%

Tier I Capital to Average Assets:
Company	$15,810	1.52%	$41,592	4%	$	N/A	N/A
Bank	$36,890	3.55%	$41,521	4%		$51,902	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Company	$68,548	8.01%	$68,434	8%	$	N/A	N/A
Bank	$70,788	8.31%	$68,144	8%		$85,179	10%
Tier I Capital to Risk-Weighted Assets:
Company	$45,357	5.39%	$34,217	4%	$	N/A	N/A
Bank	$59,997	7.04%	$34,072	4%		$51,108	6%
Tier I Capital to Average Assets:
Company	$45,357	4.32%	$41,949	4%	$	N/A	N/A
Bank	$59,997	5.72%	$41,943	4%		$52,429	5%

The Company and the Bank were not adequately capitalized under all applicable regulatory capital measurements as of September 30, 2009. As noted above, the Company’s and the Bank’s Tier 1 Capital to Average Assets Ratios were 1.52% and 3.55%, respectively, and Total Risk Based Capital Ratios were 3.88% and 5.81%, respectively, as of September 30, 2009. Pursuant to the Order, we are required to increase our capital so that the Bank has a minimum tier 1 capital to total assets ratio of 8.0% and a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0% within 120 days of the effective date of the Order.

At September 30, 2009, the Company’s and Bank’s leverage ratio was 1.52% and 3.55% respectively, compared to 4.32% and 5.72% at December 31, 2008 and 7.06% and 7.93%, respectively, at September 30, 2008. On June 27, 2008, the Company entered into an agreement with another financial institution for a $6.0 million line of credit. This line of credit matured on June 27, 2009 and paid interest quarterly at prime rate, as reported in The Wall Street Journal, floating with a 6.00% floor. On June 27, 2009, the Company was granted a 90 day extension on the line of credit until September 27, 2009. As of November 13, 2009, the Company has not renewed its line of credit with this financial institution and the Company was charged the default rate of 12.00% beginning September 27, 2009. The Company continues to negotiate with this financial institution while it reviews all of its strategic options and capital raising efforts. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event of an uncured default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive Crescent of its principal source of income. The Company is currently in default related to its minimum capital ratios covenants and its minimum book value covenant and has not received a waiver from the lender related to falling below these minimum covenant levels. On November 12, 2009, the Company received notice from the financial institution that an event of default exists under the agreement and demanding payment of the amount outstanding.

On the same day that the Company entered into the line of credit, it drew $2.5 million on the line of credit and contributed that $2.5 million to the Bank. On September 30, 2008, the Company drew an additional $2.5 million on the line of credit and contributed that amount to the Bank. The Company has drawn an additional $550,000 on the line of credit in the first quarter of 2009 and contributed such capital to the Bank. Also, in June 2008, CMS distributed $1.3 million in available capital to the Company and the Company subsequently contributed the $1.3 million to the Bank. The Company contributed this $6.3 million in capital to the Bank in an effort to keep the Bank adequately-capitalized in light of the Bank’s net loss and deterioration in asset quality during 2008.

At September 30, 2009, our total consolidated shareholders’ equity was $12.4 million, or 1.20% of total consolidated assets, compared to $60.7 million, or 5.82% of total consolidated assets, at September 30, 2008, and $36.8 million, or 3.54% of total consolidated assets, at December 31, 2008. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first nine months of 2009 was due to the Company’s consolidated net loss of approximately $23.9 million in the first nine months of 2009.

At September 30, 2009, the Company’s ratio of total consolidated capital to risk-adjusted assets was 3.88%, 1.94% of which consisted of tier 1 capital and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 5.81%, 4.53% of which consisted of tier 1 capital. No dividends have been paid or declared in 2009. Both the Company’s and Bank’s ratio of total consolidated capital to risk-adjusted assets were considered below adequately capitalized levels for regulatory capital requirements at September 30, 2009.

As of September 30, 2008, the Company’s ratio of total consolidated capital to risk-adjusted assets was 9.98%, 8.01% of which consisted of tier 1 capital, and, as of December 31, 2008, total consolidated capital to risk-adjusted assets was 8.01%, 5.39% of which consisted of tier 1 capital. As of September 30, 2008, the Bank’s ratio of total capital to risk-adjusted assets was 10.13%, 8.88% of which consisted of tier 1 capital, and, as of December 31, 2008, total capital to risk-adjusted assets was 8.31%, 7.04% of which consisted of tier 1 capital.

Currently, the Company is considering a variety of means of increasing its capital ratios. As part of those efforts, the Company has retained the services of investment bankers to review any number of strategic opportunities available to the Company and the Bank. However, there is no assurance that the Company’s strategic efforts will be successful, particularly in the current economic environment. In the event we are unable to successfully identify and pursue a strategic alternative, and/or raise additional capital or generate sufficient liquidity, then the Company may not be able to continue to operate.

In prior years, the Company maintained sufficient cash to inject into the Bank if its assets grew faster than its capital and such an injection was needed to maintain well-capitalized status. Due to the operating losses we incurred in 2008 and the first nine months of 2009, the Company did not have sufficient cash to keep the Bank at the adequately capitalized level. If the Company cannot raise additional capital either through private or public equity raising efforts, then there will be no further capital injections into the Bank. Due to its capital levels and operating losses in 2008 and the first nine months of 2009, the Bank is unable to pay dividends to the Company. If the Company or the Bank is not able to raise additional capital, the Company may not have sufficient capital to fund its operations. The Company’s ability to preserve and increase its capital will depend on various factors, including general economic and real estate market conditions in our service areas, our ability to raise additional capital, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally, and the Company’s ability to manage and limit the adverse effects of losses on existing loans.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and securities held for sale. These average liquid assets totaled $213.7 million, $116.7 million and $92.9 million during the nine months ended September 30, 2009, the twelve months ended December 31, 2008 and the nine months ended September 30, 2008, respectively, representing 22%, 13% and 11% of average deposits and borrowings, respectively, for those periods. Average liquid assets increased by approximately $97.0 million, or 83%, from the twelve months ended December 31, 2008 to the nine months ended September 30, 2009 and average liquid assets as a percentage of average deposits and borrowings increased approximately 9% from the same time frame. Our average liquid assets and the percentage of average liquid assets as a percentage of average deposits and borrowings increased due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Company, on average, held $90.0 million more in federal funds sold, interest-bearing deposits in other banks and due from banks during the nine months ended September 30, 2009 compared to the twelve months ended December 31, 2008. Average commercial banking loans were 78%, 91% and 94% of average commercial bank deposits and borrowings during the nine months ended September 30, 2009, the twelve months ended December 31, 2008 and the nine months ended September 30, 2008, respectively. The ratio of average commercial banking loans to average commercial banking deposits and borrowings decreased during the first nine months of 2009 compared to the twelve months ended December 31, 2008 and the nine months ended September 30, 2008. The decrease in the ratio of average commercial banking loans to average commercial banking deposits and borrowings was due to the Company’s strategic decision to increase short-term liquidity in response to the tightening in the credit and liquidity markets and the deterioration in the real estate market. The Bank grew average deposits approximately $94.4 million during the nine months ended September 30, 2009 compared to the twelve months ended December 31, 2008 while average commercial banking loans decreased by $40.1 million during the same time frame. The Company’s decision to increase short-term liquidity and the growth of deposits resulted in the Bank holding, on average, approximately $90.0 million more in federal funds sold, interest-bearing deposits and due from banks during the nine months ended September 30, 2009 compared to the twelve months ended December 31, 2008.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintained a line of credit up to approximately $41.5 million at the FHLB at March 31, 2009. However, based upon the Company’s weakened financial condition and capital levels, the FHLB suspended our line of credit due to the financial condition of the Bank during the second quarter of 2009. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. Additionally, during the first quarter of 2009, the FHLB required the Bank to have 125% of collateral to total advances outstanding. The Bank also maintains federal funds lines of credit with correspondent institutions, totaling $14.5 million at September 30, 2009. However, based upon the Company’s weakened financial condition and capital levels, the Company’s access to these federal funds will likely be restricted in 2009, and may not be available at all. At September 30, 2009, we had $28.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. During the first nine months of 2009, the average balance in FHLB advances was $30.9 million and the Bank had no amounts outstanding on its federal funds purchased lines during the first nine months of 2009. All of the $28.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans, commercial real estate loans and multi-family mortgage loans, by investment securities and by FHLB Stock. The Bank has an additional $1.8 million in unpledged securities that could be used to borrow additional funds at the Federal Reserve Bank.

The Bank’s liquidity is under significant pressure due to the tightening in the liquidity and credit markets, regulatory limits on brokered and out-of-market deposits, the competitive pricing for deposits in the Bank’s market and other potential regulatory limitations. The Bank is likely to experience increased liquidity pressure for the remainder of 2009 and in 2010. During 2007 and 2008, we attempted to offset potential decreases in our share of local deposits by accepting out-of-market and brokered deposits. The cost of these brokered and out-of-market deposits were approximately 15 to 30 basis points less than our local deposits during the same period. During 2007 and 2008, the Bank’s out-of-market and brokered deposits increased $161.6 million to $240.1 million at December 31, 2008. We have since reduced our out-of-market and brokered deposits to $185.5 million as of September 30, 2009.

Currently, because the Bank’s capital levels are below the regulatory requirements for “adequately capitalized” institutions, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on deposits generally. From October 2009 through September 2010, the Bank has approximately $153 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, it will most likely be unable to renew these deposits, which will adversely affect the Bank’s liquidity position. Paying off all of these deposits will greatly diminish the liquidity position of the Company, and we may be unable to fund our business operations. Even if we become eligible to receive a waiver from the FDIC on brokered deposits, we cannot guarantee that we will be granted such waiver. Management has found that most non-relationship oriented retail certificates of deposit are interchangeable with wholesale funding sources such as brokered deposits and wholesale certificates of deposit and as a result, the Company alternates between these funding sources depending on the relative costs. However, our access to brokered deposits as a funding source may be limited in the future.

There can be no assurance that our liquidity level will be sufficient to fund the repayment of all of our maturing brokered deposits and out-of-market deposits in 2009. As a result of our inability to accept, renew or rollover brokered deposits and the potential repayment obligation related to maturing brokered deposits and out-of-market deposits, we have explored alternative sources to increase our liquidity. Access to these alternative sources may be hampered by the current negative publicity surrounding both the banking industry and the Company. The banking industry has come under significant scrutiny due to government funding through the Emergency Economic Stabilization Act of 2008 and the U.S. Treasury’s Troubled Asset Relief Program. In addition, the Company has endured adverse publicity due to its increasing levels of nonperforming assets, goodwill impairment, decreasing stock price during 2008 and net losses in 2008. Additionally, the current volatility and disruptions in the capital markets could impact the Company’s ability to access alternative liquidity sources in the same manner as in the past. Finally, our entry into the Order with the Georgia Department and the FDIC, as well as our independent registered public accountant’s inclusion in their audit report for fiscal year 2008 of their doubt about our ability to continue as a going concern, could impact our ability to access alternative liquidity sources or raise additional capital. As a result, our liquidity could be adversely and significantly affected, and we may not be able to fund our operations or continue as a going concern.

Commercial Commitments

The following table presents our other commercial commitments at September 30, 2009. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$46,433	$37,140	$7,652	$968	$673
Letters of Credit (2)	2,425	2,187	238	—	—

Total commercial commitments	$48,858	$39,327	$7,890	$968	$673

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.

(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2009 and December 31, 2008, the Company was a party to interest rate swap contracts (back-end derivatives) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,349,000 with a fair value of approximately $(1,079,000) at September 30, 2009 and approximately $8,764,000 with a fair value of approximately $(1,407,000) at December 31, 2008. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2009. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. From September 2007 through the first quarter of 2009, the Federal Reserve reduced interest rates by 500 basis points. The Federal Reserve has indicated that further changes in interest rates would be dependent on economic data. The decrease in interest rates in 2008 has had a negative impact on our net interest income during the first nine months of 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Other than the risk factors set forth below, there were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on the Company’s business, financial condition and results of operation.

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

In addition, because the Bank is below the well capitalized requirements of the FDICIA, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on deposits generally. From October 2009 through September 2010, the Bank has approximately $153 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, then it will not be able to renew these deposits. Therefore, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. However, there are regulatory limitations on the Bank’s ability to raise interest rates in its local markets to attract deposits. If the Bank is unable to offer competitive rates on its deposits in local markets, then its liquidity would be adversely affected. Finally, as a result of our financial condition, the FHLB suspended our line of credit during the second quarter of 2009, and our access to federal funds lines of credit from correspondent institutions may be restricted or unavailable in the future. If liquidity sources are unavailable to us, or are available only on unfavorable terms, then our liquidity, net interest margin and net income, will be adversely affected and could impair our viability.

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

Our Access to Certain Lines of Credit May be Restricted or Unavailable

At September 30, 2009, we had approximately $14.5 million of federal funds lines of credit available from correspondent institutions. At March 31, 2009, we had the capacity to borrow up to approximately $7.4 million in total FHLB advances. However, during the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time. Based upon our financial condition and weak capital position, our access to the federal funds lines of credit could also be restricted in 2009 and may not be available at all, which will negatively impact our liquidity and general financial condition.

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

In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 1.56% of total commercial banking loans at September 30, 2008 to 3.34% at September 30, 2009. We made a provision for loan losses of approximately $15.1 million during the nine months ended September 30, 2009 and we charged-off approximately $12.4 million in loans during the nine months ended September 30, 2009. The Bank has taken an aggressive approach and charged-off balances on non-accrual loans before foreclosure based upon the current downturn in the economy and real estate market. Of the total amount of charge-offs during 2009, $7.6 million was related to our ADC loan portfolio, where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of the underlying collateral.

We will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default, and we expect to continue to employ the aggressive charge-off policy. The Bank’s potential problem loans increased $114.4 million, or 298%, from $38.4 million at December 31, 2008 to $152.8 million at September 30, 2009, non-performing loans increased $18.0 million, or 49%, from $36.8 million at December 31, 2008 to $54.8 million at September 30, 2009 and foreclosed properties increased $11.3 million, or 44%, from $25.8 million at December 31, 2008 to $37.1 million at September 30, 2009. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s potential problem loans related to its ADC loan portfolio increased $88.3 million to $110.1 million from December 31, 2008 compared to September 30, 2009.

Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in our inability to realize a full recovery in the event that a borrower defaults on a loan. In addition, when we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which is referred to as “mark-to-market” accounting. Any further increase in our non-performing assets, any increase in our loan charge-offs, any further increase in our provision for loan losses (whether as the result of new real estate appraisals, loan evaluations or otherwise), the continuation of aggressive charge-off policy or any inability by us to realize the full value of underlying collateral in the event of a loan default and mark-to-market valuation of collateral will negatively affect our business, financial condition, liquidity, capital position, operating results, cash flow and the price of our securities.

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

Commercial real estate, or “CRE,” is cyclical and poses risks of possible loss due to concentration levels and similar risks. As of September 30, 2009, we had approximately $431.7 million in CRE loans, or approximately 57% of our loan portfolio. Our CRE loans have declined by approximately $237.2 million or 35% since December 31, 2007. The banking regulators are giving CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as potentially higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures, which would negatively impact our financial condition and results of operation.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Risks Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of September 30, 2009, approximately 39% of our total loan portfolio was in ADC loans. In addition to the risk of nonpayment by borrowers and risks associated with the fact that these loans generally bear interest at variable rates, construction lending poses additional risks that affect the ability of borrowers to repay loans and that affect the value and marketability of real estate collateral, such as:

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

Any of these conditions could negatively affect our net income and our financial condition. Since December 31, 2007, we reduced our construction loans $126.4 million, or 30%. The Bank limited any new construction loans in the first nine months of 2009 due to the declining real estate market.

We are Currently In Default on a Line of Credit, Which is Secured by all of the Issued and Outstanding Shares of the Common Stock of the Bank

We received notice from a financial institution on November 12, 2009, that an event of default exists under our loan agreement with such financial institution, and demanding payment of the amount outstanding pursuant to the loan. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event we are unable to cure our default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive us of our principal source of income.

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

We are Heavily Regulated by Federal and State Agencies; Changes in Laws and Regulations or Failures to Comply with Such Laws and Regulations May Adversely Affect Our Operations and Our Financial Results

We are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, including EESA, the Financial Stability Plan and the ARRA could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could be expensive for us to address and/or could result in our changing the way that we do business. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations, and damage to our reputation, and loss of our financial services holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.

Concern by Customers over Deposit Insurance May Cause a Decrease in Deposits and Changes in the Mix of Funding Sources Available to Us

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured and some may seek deposit products or other bank savings and investment products that are collateralized. Decreases in deposits and changes in the mix of funding sources may adversely affect our funding costs and net income.

Emergency Measures Designed to Stabilize the U.S. Banking System are Beginning to Wind Down

Since mid-2008, a host of legislation and regulatory actions have been implemented in response to the financial crisis and the recession. Some of the programs are beginning to expire and the impact of the wind-down of these programs on the financial sector, including our counterparties, and on the economic recovery is unknown.

•

The Troubled Asset Relief Program, established pursuant to the EESA legislation, is scheduled to expire on December 31, 2009. The Treasury has announced that it will likely extend it until October 31, 2010. TARP includes the Capital Purchase Program, pursuant to which the Treasury is authorized to purchase senior preferred stock and warrants to purchase common stock of participating financial institutions. Also under TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments, from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•	The Treasury guarantee on money market mutual funds established on September 19, 2008 expired on September 18, 2009 and the Treasury did not extend the program.

•

On September 9, 2009, the FDIC issued a notice of proposed rulemaking requesting comments on whether a temporary emergency facility should be left in place following the expiration on October 31, 2009 of the Temporary

Liquidity Guarantee Program (the TLG Program), which guarantees certain senior unsecured debt of banks and certain holding companies. The Transaction Account Guarantee portion of the program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.

In addition, a stall in the economic recovery or continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We May be Required to Pay Significantly Higher FDIC Premiums or Special Assessments that Could Adversely affect our Earnings

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. In the second quarter of 2009, the FDIC implemented a special assessment that resulted in approximately $500,000 of additional expense during that quarter. On November 12, 2009, the FDIC authorized a prepaid assessment, which requires banks to prepay their insurance premiums for 2010-2012 on December 30, 2009. We anticipate that the Bank’s prepayment will be approximately $13.0 million, however the FDIC has provided an exemption from such payments for institutions it identifies as not being financially able to fund the prepayment. This collection will not affect the Bank’s reporting of its net income, but will negatively affect the Bank’s cash flow if it does not receive an exemption from the assessment. In addition, it is possible that the FDIC may impose further special assessments in the future as part of its restoration plan.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On June 27, 2008, the Company entered into an agreement with a financial institution for a $6.0 million line of credit. This line of credit matured on June 27, 2009 and paid interest quarterly at prime rate, as reported in The Wall Street Journal, floating with a 6.00% floor. On June 27, 2009, the Company was granted a 90 day extension on the line of credit until September 27, 2009. As of November 16, 2009, the Company has not renewed its line of credit with this financial institution and the Company was charged the default rate of 12.00% beginning September 27, 2009. The Company continues to negotiate with this financial institution while it reviews all of its strategic options and capital raising efforts. The Company is currently in default related to its minimum capital ratios covenants and its minimum book value covenant and has not received a waiver from the lender related to falling below these minimum covenant levels. On November 12, 2009, the Company received notice from the financial institution that an event of default exists under the agreement and demanding payment of the amount outstanding pursuant to the loan. The amount outstanding pursuant to the line of credit totaled approximately $5.6 million at November 12, 2009. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event we are unable to cure our default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive us of our principal source of income.

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

CRESCENT BANKING COMPANY (Registrant)

Date: November 16, 2009	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: November 16, 2009	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.