Form 10-K
period 2009-12-31
CRESCENT BANKING CO
filed 2010-04-01
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Crescent Banking Company’s Common Stock, par value $1.00 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2009, as reported on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market), was $4.1 million.

The number of shares outstanding of Crescent Banking Company’s Common Stock, par value $1.00 per share, as of March 22, 2010 was 5,349,309, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Crescent Banking Company’s 2009 Annual Report to Shareholders for the year ended December 31, 2009 (the “Annual Report”) are incorporated by reference into this Form 10-K. Other than those portions of the Annual Report specifically incorporated by reference pursuant to selected portions of Item 5 and Items 6 through 8 of Part II hereof, no other portions of the Annual Report shall be deemed so incorporated.

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

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance and/or the performance of the commercial banking industry and economy generally. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•

the effects of the current economic crisis and general business conditions, including, without limitation, the continuing dramatic deterioration of the subprime, mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, all of which have contributed to the continued compression in the Company’s net interest margin and may cause further compression in future periods;

•

the imposition of enforcement orders, capital directives or other enforcement actions by the Company’s regulators, including restrictions and limitations contained in the order issued by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Georgia Department”) requiring Crescent Bank and Trust Company (“Crescent Bank” or the “Bank”) to cease and desist from certain unsafe and unsound practices (the “Order”) and the Written Agreement (the “Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB Atlanta”) and the Banking Commissioner of the State of Georgia (the “Georgia Commissioner”) limiting the Company’s ability to directly or indirectly receive dividends from the Bank;

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, including interest rate polices of the Federal Reserve Board (the “Federal Reserve”) and pending limitations on service charges, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

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

•

risks related to loans secured by real estate, including further adverse developments in the real estate markets that would decrease the value and marketability of collateral and may result in further write-downs of assets and in the liquidation of non-performing assets at less than the fair value of such assets;

•

the Company’s ability to originate loans, to build and manage its assets with a tolerable level of credit risk, and to adopt, maintain and implement policies and procedures designed to identify, address and protect against losses resulting from any such risks;

•	management’s ability to develop and execute plans to effectively respond to the Order and the Agreement and any additional unexpected regulatory enforcement actions;

•	the Company’s ability to effectively manage interest rate risk and other market risk, credit risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•

increases in the Company’s non-performing assets (whether as part of non-accrual loans or other real estate owned), or the Company’s inability to recover or absorb losses created by such non-performing assets or to create adequate reserves to protect against such losses;

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

•

the failure of assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made, or that render the Company unable to timely and favorably identify and resolve credit quality issues as they arise;

•

the increased expenses associated with the Company’s efforts to address credit quality issues, including expenses related to hiring additional personnel or retaining third party firms to perform credit quality reviews;

•

the Company’s ability to maintain adequate liquidity to fund its operations, especially in light of competition from other institutions, its inability to originate brokered deposits and/or potential regulatory limitations;

•	the inability of the Company to raise additional capital or pursue other strategic initiatives;

•	an increase in regulatory capital requirements for banking organizations generally;

•	changes in accounting policies, rules and practices and determinations made thereunder;

•	changes in technology and/or products affecting the nature or delivery of financial products or services which may be more difficult, costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions;

•

the effectiveness of the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act (“ARRA”) and other legislative and regulatory efforts to help stabilize the U.S. financial markets;

•	the impact of the EESA and the ARRA and related rules and regulations on the Company’s business operations and competitiveness; and

•	other factors and other information contained in this report and in other reports that the Company files with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

Recent Developments

General

During 2008 and 2009, turmoil within the financial services industry, the economy and the effect on real estate generally contributed to a substantial increase in the Company’s non-performing assets and a substantial decrease in the Company’s earnings. In response, the Company has taken what it believes to be a disciplined approach with respect to determining the probability of losses in its loan portfolio. The Company has attempted to strengthen its credit structure to assure sound operating practices during these challenging times. The Company and its wholly owned subsidiary, Crescent Bank, were not adequately capitalized under all applicable regulatory capital measurements as of December 31, 2009.

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

In light of the foregoing, the Company is making all efforts to increase its capital ratios and improve its liquidity. As part of those efforts, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Bank. In addition, during the second quarter of 2009, we exercised our rights under our trust preferred securities agreements for Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV to defer, for up to 20 consecutive quarters, payment of interest and principal on these securities. We currently anticipate that we will continue to exercise this deferral right for all of our interest payments that would otherwise be due in 2010.

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

General

As of December 31, 2009, the Company was made up of the following entities:

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

In accordance with the Financial Accounting Standards Board guidance regarding consolidation, Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. Of the $21.5 million in trust preferred securities currently outstanding, approximately $87,000 qualifies as tier 1 capital for regulatory capital purposes. During the second quarter of 2009, as part of the Company’s efforts to retain and increase its liquidity, we exercised our rights under the trust preferred securities agreements to defer our interest payments, and therefore, did not make any payments on the three Trusts that were due after May 2009. We currently anticipate that we will continue to exercise this right for our interest payments in 2010 into 2011.

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

As of December 31, 2009, the Company had total consolidated assets of approximately $993.9 million, total deposits of approximately $931.5 million, total consolidated liabilities, including deposits, of $993.1 million and consolidated stockholders’ equity of approximately $700,000. The Company’s operations are discussed below under the section captioned “Results of Operations.”

Crescent

Crescent is a Georgia corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and with the Georgia Department under the Financial Institutions Code of Georgia, as amended. Crescent was incorporated on November 19, 1991 to become the parent holding company of the Bank. Crescent also owns 100% of CMS.

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

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and focused on individuals and small to medium-sized businesses located within its primary market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and the Bank’s management believes it is not dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 94% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and 2009, in particular with respect to real estate related to acquisition, development and construction, and we anticipate that such markets will continue to weaken into 2010. Acquisition, development and construction loans, or “ADC loans,” are cyclical and pose risks of possible loss due to concentration levels and similar risks of the asset. As of December 31, 2009, we had approximately $273.3 million in ADC loans, or approximately 37% of our loan portfolio. The Bank has limited any new ADC loans in 2008 and 2009 due to the declining real estate market and the Bank’s ADC loans have declined by approximately 31% since December 31, 2007. The Bank’s criticized loans (excluding non-performing loans), non-performing loans and foreclosed properties related to its ADC loan portfolio increased $81.9 million from December 31, 2007, or 1653%, to $86.8 million at December 31, 2009, increased $54.7 million, or 1685%, from December 31, 2007 to $58.0 million at December 31, 2009 and increased $34.6 million, or 10906%, from December 31, 2007 to $34.9 million at December 31, 2009. The deterioration in our ADC loan portfolio is due to the significant slowing of home and land sales, and subsequent decline in the prices of home and land in our market area during the last quarter of 2007 through the end of 2009, which prohibits many of our borrowers who develop and construct real estate properties from servicing their loans because they are not generating revenue. Please refer to the discussion in our Annual Report under the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of Our Commercial Banking Business – Loan Loss Allowance.”

For the year ended December 31, 2009, the Company had revenues from continuing operations from its commercial banking business of approximately $48.7 million and pretax loss from continued operations from its commercial banking business of approximately $(39.1) million. Pretax loss from continuing operations represented 100% of the Company’s total pretax income (loss) for the year ended December 31, 2009. During the fiscal years 2008 and 2007, the Company had revenues from its continuing operations in its commercial banking business of approximately $58.4 million and $69.8 million, respectively, and pretax income (loss) from its continuing operations in the commercial banking business of approximately $(33.5) million and $9.8 million, respectively. Pretax loss from continuing operations represented approximately 100% of the Company’s total pretax income (loss) for the year ended December 31, 2008 and pretax income from continuing operations represented 98.8% of the Company’s total pretax income (loss) for the year ended December 31, 2007. The Company’s commercial loan portfolio, which declined during 2009 and 2008, represents the largest earning asset for the Company’s commercial banking operations. The Company’s commercial loan portfolio declined 7% in 2009 and declined 4% in 2008 while it grew 17% in 2007. At December 31, 2009, the Company had total commercial loans of approximately $731.6 million. At December 31, 2009, 2008 and 2007, the Company’s total commercial banking assets from continuing operations were approximately $993.9 million, $1,039.0 million and $920.3 million, respectively.

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

Competition in our primary markets includes:

•	6 commercial banks have offices in Pickens County, Georgia;

•	12 commercial banks have offices in Bartow County, Georgia;

•	20 commercial banks have offices in Cherokee County, Georgia;

•	48 commercial banks have offices in Fulton County, Georgia; and

•	23 commercial banks have offices in Forsyth County, Georgia.

Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s market area. Virtually every type of competitor for business of the type served by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company and may offer various services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services and electronic technology than the Company. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

Employees

At December 31, 2009, the Company had 164 full-time and 16 part-time employees. The Company considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

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

Recent Regulatory Developments

American Recovery and Reinvestment Act

On February 17, 2009, President Obama signed into law the ARRA, more commonly known as the economic stimulus or economic recovery package. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.

New regulations and statutes are regularly adopted by the executive branch of the Federal government, Congress and various state governments, including Georgia, that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions. Further, newly enacted legislation, such as the EESA and the ARRA, direct Treasury and the federal banking regulators to adopt and implement rules for a wide range of programs and initiatives that will significantly impact the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its subsidiaries.

Comprehensive Financial Stability Plan of 2009

On February 10, 2009, Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the EESA.

The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public-private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

Regulatory Reform

In June of 2009, the current administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the current administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability (known as “Tier 1 FHCs”) be subject to certain enhanced regulatory requirements, as discussed below, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) that a federal consumer financial protection agency be created that would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services, (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well managed” on a consolidated basis.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the current administration described above. The House of Representatives passed a bill in December 2009 that covered many elements of the administration’s proposals discussed above. The Senate Banking Committee currently is considering counterpart legislation to bring to the Senate floor. In addition, both the U.S. Treasury Department and the Basel Committee on Banking Supervision (the “Basel Committee”) have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations, as outlined below.

It cannot be predicted whether or in what form further legislation and/or regulations may be adopted or the extent to which the Company’s business may be affected thereby.

Tier 1 FHC Status

As noted above, the current administration has proposed that so-called Tier 1 FHCs be subject to certain enhanced regulatory requirements. The House bill contains a similar concept. If the Company were deemed to be a Tier 1 FHC, it would be subject to such requirements. Among other things, Tier 1 FHCs would be subject to stricter and more conservative capital, liquidity and risk management standards, a new prompt corrective action regime (similar to that which already exists for insured depository institutions), enhanced public disclosures, and a requirement that they have in place a credible plan for its rapid resolution in the event of severe financial distress. There would also be a focus on the sufficiency of high-quality capital in stressed economic scenarios. Moreover, Tier 1 FHC subsidiaries (whether regulated or unregulated) would be subject to consolidated supervision by the Federal Reserve, although functionally regulated subsidiaries (such as banks and broker-dealers) would continue to be supervised by their primary federal regulators.

Incentive Compensation

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company to hire, retain and motivate key employees.

Financial Crisis Responsibility Fees

On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its current terms would not apply to the Company as proposed. There can be no assurance that the proposal will not be revised and will not apply to the Company in the future. The Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution’s Tier 1 capital and FDIC-assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution’s total assets.

The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010 and remain in place for at least ten years. The U.S. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of the TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.

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

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, a bank holding company, all of whose subsidiary banks are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, that have and maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and that meet certain other conditions, may elect to become a “financial holding company.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve and the Treasury Department determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and the related Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of holding the investment for a limited term (generally no more than 10 years), does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, it may elect to do so in the future in the event it satisfies the regulatory requirements of the GLB Act, including returning to a “well-capitalized” position.

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

Limitations on Acquisitions of Bank Holding Companies

Other companies seeking to acquire control of a bank holding company would require the approval of the Federal Reserve under the BHCA. A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank holding company. Individuals or groups of individuals seeking to acquire control of a bank holding company would have to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more, but less than 25%, of any class of voting securities of the bank holding company.

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

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and state banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off- balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of tier 1 capital, which includes common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, less goodwill and intangibles. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“tier 2 capital” and, together with tier 1 capital, “total capital”). In addition, the federal bank regulatory agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0% if the institution has less than the highest regulatory rating. The Federal Reserve and the FDIC have the authority to impose, on a case-by-case basis, higher capital requirements on bank holding companies and state banks.

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

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking agencies to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions. Under the FDICIA, federal banking regulators are required to rate supervised institutions on the basis of five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, to be acquired by a bank or thrift holding company or to be combined with another insured depository institution, to limit certain affiliate transactions, to restrict interest rates paid on deposits, to restrict asset growth or reduce total assets, to alter or eliminate any activities that pose excessive risk, to improve management through a new election of the board of directors, dismissals, or the hiring of new executives, to cease accepting deposits from correspondent banks, to prohibit capital distributions by the institution’s holding company, to require divestitures by the holding company, and to require other appropriate action. The appropriate federal banking agency is expected by statute to require the sale of voting shares or to become acquired or combined, to limit affiliate transactions, and to restrict interest rates on deposits.

A critically undercapitalized institution is subject to the appointment by the appropriate federal banking agency of a receiver or conservator, generally within 90 days of the date on which it becomes critically undercapitalized, unless the agency determines in writing (with the concurrence of the FDIC, if the FDIC is not already the appropriate federal banking agency) that other action would resolve the institution at the least possible long-term loss to the deposit insurance fund. If a conservator or receiver is not appointed, the agency must redetermine every 90 days whether to appoint a conservator or receiver or whether to take alternative action. If the insured depository institution is, on average, critically undercapitalized for 270 days, then a receiver must be appointed unless the agency determines that such institution has positive net worth, has been in substantial compliance with an approved capital restoration plan which requires consistent improvement in the institution’s capital since the date of the approval of the plan, is profitable or has an upward trend in earnings that the agency projects as sustainable, is reducing its ratio of nonperforming loans to total loans, and the head of the agency (as well as the Chairman of the FDIC, if different from the agency) certifies that the institution is both viable and not expected to fail. After 60 days of becoming critically undercapitalized, an insured depository institution is prohibited from paying principal or interest on subordinated debt without FDIC approval. In addition, several other restrictions, much like the discretionary limitations described above for significantly undercapitalized institutions, automatically take effect. FDIC approval is required for a critically undercapitalized institution to engage in certain activities, including but not limited to, entering into any material transaction other than in the usual course of business, extending credit for any highly leveraged transaction, making any material change in accounting methods, amending its articles or bylaws, engaging in any “covered transaction” with an affiliate (as defined in section 23A of the Federal Reserve Act), paying excessive compensation or bonuses, and paying interest on deposits in excess of the prevailing rate in the institution’s market area. Additional restrictions may be imposed on significantly or critically undercapitalized institutions at the regulators’ discretion, including but not limited to, terminating, reducing or altering activities that pose excessive risk to the institution, requiring the institution to elect a new board of directors, to dismiss any director or senior executive officer or to employ new senior executive officers, and prohibiting any controlling bank holding company from making any capital distributions without prior approval.

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

As of December 31, 2009, the Bank had total and tier 1 risk-based capital ratios of approximately 4.44% and 3.16%, respectively. As of December 31, 2009, the Bank had a leverage ratio of tier 1 capital to total average assets of approximately 2.45%. The Bank was significantly undercapitalized under all applicable regulatory capital measurements as of December 31, 2009 under FDICIA.

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

The following table sets forth certain capital information of the Company and Bank as of December 31, 2009:

	Company		Bank
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Risk-Based Capital:
Total Risk-Based Capital:
Actual	$518	0.07%	$35,130	4.44%
Minimum	$63,477	8.00%	$63,321	8.00%
Tier 1 Capital
Actual	$259	0.03%	$25,013	3.16%
Minimum Requirement	$31,739	4.00%	$31,660	4.00%
Leverage Ratio:
Actual	$259	0.03%	$25,013	2.45%
Minimum (1)	$40,844	4.00%	$40,772	4.00%

(1)	Represents the highest minimum requirement of the federal banking regulators. Institutions that are contemplating acquisitions or are anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

We believe approximately $87,000 of our outstanding trust preferred securities presently qualify as tier 1 regulatory capital under the Federal Reserve’s capital rules.

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

The regulatory capital framework under which the Company and the Bank operate is in a period of change with likely legislation or regulation that will revise the current standards and very likely increase capital requirements for the entire banking industry, including the Company and the Bank. The resulting capital requirements are yet to be determined. The Company and the Bank are now governed by a set of capital rules known as “Basel I” that the Federal Reserve and the OCC have had in place since 1988, with some subsequent amendments and revisions. Before the current financial crisis began to have a dramatic effect on the banking industry, the U.S. regulators had participated in an effort by the Basel Committee to develop an improved regime known as “Basel II.” Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, the agencies adopted a final rule implementing Basel II’s “advanced approach” for “core banks” – U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. For other banking organizations, including the Company and the Bank, the U.S. banking agencies proposed a rule in July 2008 that would enable these organizations to adopt the Basel II “standardized approach.” The proposed rule has not been finalized. As a result of the financial crisis that has adversely affected global credit markets and increases in credit, liquidity, interest rate and other risks, in September 2009, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards. In December 2009, the Basel Committee requested comments on a series of proposals that would have the effect of increasing capital requirements.

Deposit Insurance

The Bank’s deposits are insured by DIF up to the applicable limits established by law. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the basic limit on federal deposit insurance coverage was increased from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature. In June 2009, the FDIC extended the period for the expanded $250,000 coverage through December 31, 2013.

Effective November 21, 2008 and until June 30, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the Program, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (i) Interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase. The Bank did not opt out of the original or extension periods related to this expanded deposit insurance.

FDIC Insurance Assessments

The Bank’s deposits are primarily insured by DIF, and the Bank is subject to FDIC insurance assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 77.5 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 43 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor, and as of September 30, 2009, the FDIC expects the ratio to be negative. The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years. As part of an effort to remedy the decline in the ratio, the FDIC, on September 30, 2009, collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009. The FDIC reserved to itself the authority to impose two additional special assessments, each limited to five basis points, before January 1, 2010, if the reserve ratio falls to a level that the FDIC believes would adversely affect public confidence or to a level close or below zero at the end of any calendar quarter.

On November 12, 2009, the FDIC adopted a final rule that requires nearly all FDIC-insured depositor-institutions prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. The Bank has been notified by the FDIC that it is exempt from the prepayment assessment.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessments for DIF is set quarterly and in 2009 ranged from 1.02 cents to 1.14 cents per $100 of assessable deposits and will rise to 1.06 cents per $100 of assessable deposits in the first quarter of 2010. The Bank paid $99,232, $93,189 and $83,304 in FICO assessments in 2009, 2008 and 2007, respectively. These assessments will continue until the debt matures in 2017 through 2019.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. The FDIC has proposed maintaining current assessment rates through December 31, 2010, followed by a uniform increase in risk-based assessment rates of three basis points effective January 1, 2011.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Effective November 21, 2008 and until June 30, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the program, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (i) Interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase. The Bank did not opt out of this program, therefore, the higher deposit insurance limits apply to non-interest bearing accounts maintained at the Bank.

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

Consumer Protection Regulations

Activities of the Bank are also subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act (FCRA), Equal Credit Opportunity Act (ECOA), the Fair Housing Act (FHA) and Truth-in-Lending Act (TILA). Interest and other charges collected or contracted for by the Bank is also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	limit the interest and other charges collected or contracted for by the Bank, including new rules respecting the terms of credit cards and of debit card overdrafts.

•	govern disclosures of credit terms to consumer borrowers;

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

New rules on credit card interest rates, fees, and other terms took effect on February 22, 2010, as directed by the Credit Card Accountability, Responsibility and Disclosure (CARD) Act. Among the new requirements are (i) 45-days advance notice to a cardholder before the interest rate on a card may be increased, subject to certain exceptions; (ii) a ban on interest rate increases in the first year; (iii) an opt-in for over-the-limit charges; (iv) caps on high fee cards; (v) greater limits on the issuance of cards to persons below the age of 21; (vi) new rules on monthly statements and payment due dates and the crediting of payments; and (vii) the application of new rates only to new charges and of payments to higher rate charges.

New rules regarding overdraft charges for every day debit card and automatic teller machine (“ATM)” transactions will take effect on July 1, 2010. These rules will do away with the automatic overdraft protection arrangements now in common use and will require banks to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. For existing debit card and ATM card holders, the current automatic programs will expire on August 15, 2010. The notice and consent process is a requirement for all new cards issued on or after July 1, 2010. The new rules do not apply to overdraft protection on checks or to automatic bill payments.

As a result of the turmoil in the residential real estate and mortgage lending markets, there are several concepts currently under discussion at both the federal and state government levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. If made final, any or all of these proposals could have a negative effect on the financial performance of the Bank’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that the Bank can originate and sell into the secondary market and impairing the Bank’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

The deposit operations of the Bank are also subject to laws and regulations that:

•	require the Bank to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty to maintain confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory timeframes; and

•

govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. As described above, beginning in July 2010, new rules will take effect that will limit the Bank’s ability to charge fees for the payment of overdrafts for every day debit and ATM card transactions.

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

Office of Foreign Assets Control

The Office of Foreign Assets Control (OFAC) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will continue to send, bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze such account, file a suspicious activity report and notify the appropriate authorities.

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

Discontinued Operations – Mortgage Banking Business

In 2007, 2008 and 2009, the mortgage banking business operations mainly consisted of activity from the servicing portfolio and the costs associated with winding down the wholesale mortgage business. During 2009, the mortgage banking business had no revenues or expenses related to the wholesale mortgage banking business. During 2008, the mortgage banking business did record a valuation allowance of approximately $658,000 related to its deferred tax asset which was recorded as income tax expense. During 2007, the results from our mortgage banking operations consisted of an adjustment to our allowance for recourse liability. During the second quarter of 2007, we evaluated our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. Based upon this evaluation, we determined that we had made an overaccrual in the allowance for recourse liability because we have indemnified fewer loans than we had previously estimated and had several indemnified loans pay-off without any losses during 2007. Therefore, based upon this analysis, we reduced the allowance for recourse liability by $118,394 during the second quarter of 2007. We evaluated the allowance for recourse liability during 2009 and determined that no further adjustments were needed.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, you should carefully consider the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business and making or continuing an investment in our securities. The risks contained in this Form 10-K are not the only risks that we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business and prospects. The trading price of our securities could decline due to the materialization of any of these risks, and our shareholders may lose all or part of their investment. This Form 10-K also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Form 10-K entitled “Special Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

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

Following examinations of the operations of the Bank that were completed in July 2008 and based upon the Bank’s June 30, 2008 financial information, the FDIC and the Georgia Department issued the Order to the Bank. On May 11, 2009, we stipulated to the Order. The Order alleged, among other things, the following unsafe and unsound practices and violations of law and/or regulations: operating with a board of directors that has failed to provide adequate supervision over and direction to the management of the Bank; operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; operating with marginally adequate equity capital and reserves in relation to the volume and quality of assets held by the Bank; operating with an excessive level of adversely classified items; operating with inadequate provisions for liquidity and funds management; operating with hazardous loan underwriting and administration practices; operating in such a manner as to produce operating losses; and operating in apparent violation of certain laws, regulations and/or statements of policy.

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

In addition, because the Bank is below the well capitalized requirements of the FDICIA, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on deposits generally. From April 2010 through December 2010, the Bank has approximately $120 million in brokered and out-of market deposits maturing, and, if the Bank does not return to a well capitalized position, then it will not be able to renew these deposits. Therefore, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. However, there are regulatory limitations on the Bank’s ability to raise interest rates in its local markets to attract deposits. If the Bank is unable to offer competitive rates on its deposits in local markets, then its liquidity would be adversely affected. Finally, as a result of our financial condition, the FHLB suspended our line of credit during the second quarter of 2009, and our access to federal funds lines of credit from correspondent institutions may be restricted or unavailable in the future. If liquidity sources are unavailable to us, or are available only on unfavorable terms, then our liquidity, net interest margin and net income, will be adversely affected and could impair our viability.

We are Heavily Regulated by Federal and State Agencies; Changes in Laws and Regulations or Failures to Comply with Such Laws and Regulations May Adversely Affect Our Operations and Our Financial Results

We are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, including EESA, the Financial Stability Plan and the ARRA could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could be expensive for us to address and/or could result in our changing the way that we do business. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement actions may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations, and damage our reputation. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.

If We Are Deemed to Have Insufficient Capital, We Could Face Prompt Corrective Action, Which Could Result in Additional Restrictions on Our Activities, Receivership or Conservatorship

Institutions that are not sufficiently capitalized in accordance with regulatory standards may face capital directives or prompt corrective action. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, to be acquired by a bank or thrift holding company or to be combined with another insured depository institution, to limit certain affiliate transactions, to restrict interest rates paid on deposits, to restrict asset growth or reduce total assets, to alter or eliminate any activities that pose excessive risk, to improve management through a new election of the board of directors, dismissals, or the hiring of new executives, to cease accepting deposits from correspondent banks, to prohibit capital distributions by the institution’s holding company, to require divestitures by the holding company, and to require other appropriate action. The appropriate federal banking agency is expected by statute to require the sale of voting shares or to become acquired or combined, to limit affiliate transactions, and to restrict interest rates on deposits.

A critically undercapitalized institution is subject to the appointment by the appropriate federal banking agency of a receiver or conservator, generally within 90 days of the date on which it becomes critically undercapitalized, unless the agency determines in writing (with the concurrence of the FDIC, if the FDIC is not already the appropriate federal banking agency) that other action would resolve the institution at the least possible long-term loss to the deposit insurance fund. If a conservator or receiver is not appointed, the agency must redetermine every 90 days whether to appoint a conservator or receiver or whether to take alternative action. If the insured depository institution is, on average, critically undercapitalized for 270 days, then a receiver must be appointed unless the agency determines that such institution has positive net worth, has been in substantial compliance with an approved capital restoration plan which requires consistent improvement in the institution’s capital since the date of the approval of the plan, is profitable or has an upward trend in earnings that the agency projects as sustainable, is reducing its ratio of nonperforming loans to total loans, and the head of the agency (as well as the Chairman of the FDIC, if different from the agency) certifies that the institution is both viable and not expected to fail. After 60 days of becoming critically undercapitalized, an insured depository institution is prohibited from paying principal or interest on subordinated debt without FDIC approval. In addition, several other restrictions, much like the discretionary limitations described above for significantly undercapitalized institutions, automatically take effect. FDIC approval is required for a critically undercapitalized institution to engage in certain activities, including but not limited to, entering into any material transaction other than in the usual course of business, extending credit for any highly leveraged transaction, making any material change in accounting methods, amending its articles or bylaws, engaging in any “covered transaction” with an affiliate (as defined in section 23A of the Federal Reserve Act), paying excessive compensation or bonuses, and paying interest on deposits in excess of the prevailing rate in the institution’s market area. Additional restrictions may be imposed on significantly or critically undercapitalized institutions at the regulators’ discretion, including but not limited to, terminating, reducing or altering activities that pose excessive risk to the institution, requiring the institution to elect a new board of directors, to dismiss any director or senior executive officer or to employ new senior executive officers, and prohibiting any controlling bank holding company from making any capital distributions without prior approval. The imposition of a prompt corrective action could impact our ability to continue operations.

Our Independent Registered Public Accountant has Expressed Substantial Doubt about our Ability to Continue as a Going Concern

Our independent registered public accountant in their audit report for fiscal years 2008 and 2009 has expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to raise additional capital, which we may be unable to accomplish in this weakened economic environment. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

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

Our Access to Certain Lines of Credit May be Restricted or Unavailable

At December 31, 2009, we had approximately $14.5 million of federal funds lines of credit available from correspondent institutions. Based upon our financial condition and weak capital position, our access to the federal funds lines of credit could be restricted in 2010 and may not be available at all, which will negatively impact our liquidity and general financial condition. During the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time.

The Current and Further Deterioration of the Residential Mortgage Market Likely Will Result In Further Increases In Our Non-Performing Assets and Allowance for Loan Losses, and Make It More Difficult For Us to Recover Our Losses with Respect to Defaulted Loans

Beginning in the third quarter of 2007, there were well-publicized developments in the credit, liquidity and real estate markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This dramatic decline in the real estate markets, with falling home prices and increasing foreclosures and unemployment, which continued throughout 2008 and 2009, has resulted in significant write-downs of asset values by financial institutions, including government-sponsored and major commercial investment banks. There have also been restrictions in the resale markets for non-conforming loans, which have had an adverse effect on retail mortgage lending operations in many markets.

In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 2.84% at December 31, 2008 to 3.82% at December 31, 2009. We made a provision for loan losses of approximately $26.2 million during 2009 and we charged-off approximately $20.5 million in loans in 2009. The Bank has taken an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of charge-offs during 2009, $14.3 million was related to our ADC loan portfolio, where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral. The increase in the provision for loan losses was due to an increase in classified loans and non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures).

We will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. During 2009, the Bank’s impaired loans increased $175.3 million, or 267%, from $65.6 million at December 31, 2008 to $240.9 million at December 31, 2009, non-performing loans increased $51.9 million, or 141%, from $36.8 million at December 31, 2008 to $88.7 million at December 31, 2009 and foreclosed properties increased $17.3 million, or 67%, from $25.8 million at December 31, 2008 to $43.1 million at December 31, 2009. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s impaired loans, non-performing loans and foreclosed properties related to its construction and acquisition and development loan portfolio increased $103.9 million, $30.9 million and $16.9 million, respectively, for the year ended December 31, 2009.

Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in our inability to realize a full recovery in the event that a borrower defaults on a loan. In addition, when we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which is referred to as “mark-to-market” accounting. Any further increase in our non-performing assets, any increase in our loan charge-offs, any further increase in our provision for loan losses (whether as the result of new real estate appraisals, loan evaluations or otherwise) or any inability by us to realize the full value of underlying collateral in the event of a loan default and mark-to-market valuation of collateral will negatively affect our business, financial condition, liquidity, capital position, operating results, cash flow and the price of our securities.

We May Be Unable to Renew Out-Of-Market Deposits Maturing in 2010 Based on Our Capital Position

Because we are currently below the well-capitalized requirements of the FDICIA, we cannot acquire brokered deposits and we are limited in the rates we are able to offer on out-of-market deposits. From April 2010 to December 2010, we have approximately $120 million in brokered out-of-market deposits maturing. If we do not improve our capital position and return to a well-capitalized position, we will likely be unable to renew these out-of-market deposits and we may be required to increase our deposit rate in our local markets, which would adversely impact our net interest margin.

If We Cannot Meet the Nasdaq Capital Market Maintenance Requirements and Nasdaq Rules, Nasdaq May Delist Our Common Stock, Which Could Negatively Affect the Price of the Common Stock and Your Ability to Dispose of or Obtain Accurate Quotations As to the Market Price of Our Common Stock

In the future, we may not be able to meet the listing maintenance requirements of the Nasdaq Capital Market and Nasdaq rules, which require, among other things, a minimum bid price for our common stock of $1.00. On January 13, 2010, we received a Nasdaq staff deficiency notice indicating that we were no longer in compliance with Nasdaq Rule 5550(a)(2) because the closing bid price per share of our common stock was below $1.00 per share for 30 consecutive business days. We were provided with 180 calendar days, or until July 12, 2010 to regain compliance with this rule. There can be no assurance that we will be able to comply with this bid price rule. We may violate this rule or other Nasdaq requirements in the future.

If we are unable to satisfy Nasdaq criteria for maintaining listing, our common stock would be subject to delisting. Trading, if any, of our common stock would thereafter be conducted in the over-the-counter (“OTC”) market, in the so-called “pink sheets” or on the OTC “electronic bulletin board.” As a consequence of any such delisting, our stockholders would find it more difficult to dispose of, or to obtain accurate quotations, as to the prices of our common stock.

New Rules That Take Effect in July 2010 Will Limit Our Ability to Charge Overdraft Fees

New rules regarding overdraft charges for every day debit card and ATM transactions will take effect on July 1, 2010. These rules will do away with the automatic overdraft protection arrangements now in common use and will require us to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. The new rules will limit the Bank’s ability to charge fees for the payment of overdrafts for every day debit and ATM card transactions and will reduce our non-interest income.

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

The Failure of Other Banks Could Adversely Affect Our Financial Condition and the Results of Our Banking Operations

Our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other banking institutions, both nationally and in our market area. From January 2009 until March 2010, 32 of the 181 banks closed nationally, or approximately 18%, have occurred in the State of Georgia. Banks are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with a variety of counterparties in the banking industry. As a result, defaults by, or even rumors or concerns about, one or more institutions with whom we do business, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could materially and adversely affect our financial condition and results of operations.

Our Net Interest Income Could Be Negatively Affected By Interest Rate Adjustments, Which Would Negatively Affect our Financial Condition

Net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings, is our primary source of income. Our net interest income is, in turn, our primary source of funding for our operations, including extending credit and reserving for loan losses. As a result, any change in general market interest rates, including changes in the Federal Reserve Board’s fiscal and monetary policies, can have a significant impact on our net interest income and total income. As of December 31, 2009, approximately 21% of our commercial banking loan portfolio has a variable rate without a floor, which adjusts with changes in the prime rate, while 79% of our commercial banking loan portfolio has either a fixed rate or a variable rate with a floor, which means that the interest rate associated with such loans will not change until the fixed rate loans mature or until prime rates increase to a rate that is higher than the variable rate loan floors. Most of the floors on our variable rate loans are between 5.00% and 7.50%. In addition, approximately $207.3 million of our deposits are in interest bearing checking accounts that could reprice immediately in the event of any changes in interest rates, while approximately $573.9 million of our certificates of deposit mature and reprice within one year. In total, approximately 87% of our deposits could reprice within one year. More of the Bank’s interest bearing liabilities have the potential to reprice over the next year than the Bank’s interest earning assets, making the Bank liability sensitive.

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

We Face Credit Risks and Our Allowance for Loan Losses May Be Insufficient

We may suffer losses because borrowers, guarantors and related parties fail to perform their obligations in accordance with the terms of their loans. We also are exposed to risks that the realizable value of collateral securing loans may be insufficient to provide a full recovery in the event a borrower defaults on a loan. A significant portion of our net income is derived from our loan portfolio. Our credit policies and underwriting and credit monitoring procedures may not be adequate and we may be unable to anticipate unexpected losses that could materially harm our results of operations and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based upon experience, judgment, estimates and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgments of our regulators. Accordingly, we cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses. In addition, the downturn in the credit market may result in a level of defaults in excess of the estimates upon which our reserves are based, and the deterioration in the real estate market may result in certain loans in our portfolio being under-collateralized. When we evaluate collateral-dependent impaired loans for loan loss reserves, we base the valuation allowance, if needed, on the updated appraised value of the underlying collateral, less estimated selling costs. If actual losses exceed our estimates and we increase our provision for loan losses, or if we are unable to realize the full value on the sale of any real estate collateral, our net income would decrease.

During 2007, our loan portfolio grew by approximately $117.9 million, or approximately 17%. Given the relatively young age of a large portion of our loan portfolio, there may be unidentified risk since problems related to loan collections typically do not become evident until some time after the loans are originated. During 2008 and 2009, our loan portfolio actually declined $29.8 million, or 4% and $53.8 million, or 7%, respectively. The Bank made the strategic decision to slow loan growth in 2008 and 2009 and focus on asset quality and core deposit growth.

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

Because a Significant Portion of Our Loan Portfolio Is Secured By Real Estate, Any Negative Conditions Affecting Real Estate May Harm Our Business

Approximately 94% of our loan portfolio consists of commercial and consumer loans that are secured by various types of real estate, the value and marketability of which are sensitive to economic conditions and interest rates. In addition, these loans are subject to the risk that the local real estate markets will be overbuilt or will otherwise experience deterioration in value, driving down the value and marketability of the real estate that secures these loans. The current decline in the real estate markets may cause a decrease in collateral values, which could increase our costs and time of collection, as well as the amount of potential losses we may incur on loans secured by real estate.

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset. As of December 31, 2009, we had approximately $413.5 million in CRE loans, or approximately 57% of our loan portfolio. Our CRE loans have declined by approximately $66.8 million, or 14%, since December 31, 2008. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures, which would negatively impact our financial condition and results of operation.

We Have Large Loan Balances with a Small Number of Borrowers Who Could Be Affected by Recent Trends in the Mortgage Lending and Real Estate Markets

We have approximately $76.0 million in loans outstanding to three borrowers. These loans are secured by retail and residential real estate developments. If the current downward trends in the mortgage lending and real estate market continue, these three borrowers may be unable to perform their obligations under the loan agreements, and the collateral securing these loans may decline in value or become unmarketable. A default by any of these borrowers or on any other large loans in our portfolio, or any group of loans secured by similar collateral or affected by similar market conditions, would adversely affect our operations and financial condition.

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

The Impact of Emergency Measures Designed to Stabilize the U.S. Banking System is Unknown

Since mid-2008, a host of legislation and regulatory actions have been implemented in response to the financial crisis and the recession. Some of the programs are beginning to expire and the impact of the wind-down of these programs on the financial sector, including our counterparties, and on the economic recovery is unknown.

•

The Troubled Asset Relief Program, established pursuant to the EESA legislation, is scheduled to expire on October 3, 2010. TARP includes the Capital Purchase Program, pursuant to which the Treasury is authorized to purchase senior preferred stock and warrants to purchase common stock of participating financial institutions. Also under TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments, from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Recent indications from the Treasury are that TARP funds may be used to stimulate small business lending and to support mortgage loan modification efforts.

•	The Treasury guarantee on money market mutual funds established on September 19, 2008 expired on September 18, 2009 and the Treasury did not extend the program.

•

On September 9, 2009, the FDIC issued a notice of proposed rulemaking requesting comments on whether a temporary emergency facility should be left in place following the expiration on October 31, 2009 of the Temporary Liquidity Guaranty program, which guarantees certain senior unsecured debt of banks and certain holding companies. The Transaction Account Guarantee portion of the Temporary Liquidity Guarantee Program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis, expires on June 30, 2010.

•

Since 2008, the Federal Reserve has purchased several billion dollars of mortgage-related assets in order to support the mortgage lending industry during the financial crisis. The Federal Reserve is beginning to reduce its balance sheet as the financial crisis appears to abate, with the result that the supply of mortgage related assets on the market may increase substantially.

•

As part of its response to the financial crisis, the Federal Reserve has maintained interest rates at historically low levels. The chairman of the Federal Reserve has indicated that rates will remain low at least for several months in 2010, but an increase in rates could occur in the coming year.

In addition, a stall in the economic recovery could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Future Legislation Could Impact Our Business, Financial Condition and Results of Operations

Congress is considering additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may significantly change existing banking statutes and regulations, as well as our current operating environment. If enacted, such legislation could increase or decrease the cost of doing business, impose new operational requirements, increase our consumer compliance obligations, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Risks Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2009, approximately 37% of our total loan portfolio was in ADC loans. In addition to the risk of nonpayment by borrowers and risks associated with the fact that these loans generally bear interest at variable rates, construction lending poses additional risks that affect the ability of borrowers to repay loans and that affect the value and marketability of real estate collateral, such as:

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

Any of these conditions could negatively affect our net income and our financial condition. During 2009, we reduced our construction loans $73.8 million, or 21%, from 2008. The Bank limited any new construction loans in 2008 and 2009 due to the declining real estate market.

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

We are Currently In Default on a Line of Credit, Which is Secured by all of the Issued and Outstanding Shares of the Common Stock of the Bank

We received notice from a financial institution on November 12, 2009, that an event of default exists under our loan agreement with such financial institution, and demanding payment of the amount outstanding pursuant to the loan. On December 28, 2009, the Company negotiated a renewal on the line of credit for six months until June 27, 2010. During this period, interest will be paid monthly at prime rate, as reported in the Wall Street Journal, floating with a 6.00% floor. In connection with this renewal, the Company paid down $1,650,000 of the line of credit with funds contributed by CMS to the Company and from funds received through an income tax refund in 2009. The line of credit was frozen at the current balance of $3,918,509. The line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event of an uncured default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive the Company of its principal source of income. The Company is currently in default related to its minimum capital ratios covenants and its minimum book value covenant and has not received a waiver from the lender related to falling below these minimum covenant levels.

We Will Realize Additional Future Losses if the Proceeds we Receive Upon Liquidation of Non-Performing Assets are Less than the Fair Value of Such Assets

We have developed a disciplined strategy to dispose of non-performing assets, a portion of which may not be currently identified. Non-performing assets are recorded on our financial statements at fair value, as required under GAAP, unless these assets have been specifically identified for liquidation, in which case they are recorded at the lower of cost or estimated net realizable value. In current market conditions, dispositions of non-performing assets likely will result in proceeds that are significantly less than the recorded fair value of such assets, which will result in additional future realized losses that negatively affect our financial results.

Our Use of Appraisals in Deciding Whether to Make a Loan On or Secured by Real Property or How to Value Such Loan in the Future May Not Accurately Describe the Net Value of the Real Property Collateral that We Can Realize

We generally require an appraisal of the property when considering whether to make a loan secured by real property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced recent volatility, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.

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

In addition, as a result of recent developments in the credit and liquidity markets, many of our competitors in our primary market area, in order to attract deposits, have recently offered interest rates on certificates of deposit and other products that we are unable to offer. If we cannot effectively compete for deposits in our primary market area, our liquidity could come under further pressure, and we may be unable to fund our operations. We may also be forced to rely more heavily on out-of-market deposits, the cost of which could cause a decrease in our net interest margin.

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

We May Face Risks With Respect to Future Acquisitions or Mergers

If we are able to obtain adequate capital, we may engage in acquisitions or mergers in the future. We also from time to time receive inquiries and have discussions with potential acquirers. Any future acquisitions and mergers in which we might engage involve a number of risks to us, including:

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

The Short Term and Long Term Impact of a Likely New Capital Framework Is Uncertain

For U.S. banking institutions with assets of less than $250 billion and foreign exposures of less than $10 billion, including the Company and the Bank, a proposal is currently pending that would apply the “standardized approach” of the new risk-based capital standards developed by the Basel Committee on Banking Supervision (“Basel II”) to such banks. As a result of the recent deterioration in the global credit markets and increases in credit, liquidity, interest rate, and other risks, the U.S. banking regulators have discussed possible increases in capital requirements, separate from the standardized approach of Basel II. Furthermore, in September 2009, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II. Any new capital framework is likely to affect the cost and availability of different types of credit. U.S. banking organizations are likely to be required to hold higher levels of capital and could incur increased compliance costs. It is unclear at this time if similar increases in capital standards will be incorporated into a revised Basel II proposal that would be adopted by international financial institution. Any of these developments, including increased capital requirements, could have a material negative effect on our business, results of operations and financial condition.

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

We May Incur Obligations Related to Our Discontinued Wholesale Mortgage Banking Operations

Prior to the sale of our wholesale residential mortgage banking business on December 31, 2003, we originated residential mortgage loans through our subsidiary, CMS. When we sold these loans, we made certain representations and warranties to the purchasers and insurers that we had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. In some cases, we indemnified the purchasers for unpaid principal and interest on defaulted loans if we had breached the representations and warranties with respect to the loans that we sold. At December 31, 2009, we had approximately $1.9 million of mortgage loans where we had agreed to indemnify the purchaser against losses it might suffer. While we established a reserve based upon an estimated recourse liability at December 31, 2009 of approximately $1.4 million, this reserve was based upon historical information and certain assumptions by management. Because the Company’s highest levels of mortgage production in its history were in 2002 and 2003, we could experience an increase in our indemnification liability in the future. If the balance of indemnified loan increases significantly, then we could have to make additional provisions to the recourse liability reserve. In addition, if our recourse reserve is less than our actual indemnification obligations, we would be required to pay the indemnification obligations out of earnings, and our results of operations would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During 2009, the Bank conducted its business primarily through its main offices located on an approximately two-acre site at 251 Highway 515, Jasper, Pickens County, Georgia. The Bank’s main offices are approximately 1.2 miles west of downtown Jasper and 60 miles north of metropolitan Atlanta, Georgia. The main offices are housed in a modern two-story office building owned by the Bank which contains approximately 14,200 square feet of finished space used for offices, operations and storage, six teller windows and the Bank lobby. The building also has four drive-up teller windows and an automated teller machine (“ATM”) with 24-hour-a-day access. The main office facility opened for business on January 29, 1990 with 9,200 square feet of finished space, and we added 5,000 square feet of administrative office space in 1999. The facility is considered in good condition.

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

In Forsyth County, Georgia, the Bank owns two full service branches. The Bank owns a 3,055 square foot building in Alpharetta, which has two drive-up teller windows and a drive-up ATM with 24 hour-a-day access. The Bank also owns a 5,500 square foot branch building in Cumming that has five teller windows in the banking lobby, three drive-up teller windows and a drive-up ATM with 24 hour-a-day access. Both of these facilities are considered in good condition.

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

In addition, the Bank leases space for its executive and administrative offices, one full service branch office and two loan production offices. The Bank is party to a lease agreement that expires on December 31, 2014 for 13,500 square feet of office space in Jasper, Georgia for executive and administrative offices. The Bank is also party to a lease agreement that expires on January 31, 2015 for 7,500 square feet of office space in Jasper, Georgia for the Bank’s commercial loan administration and operation offices. The lease for the executive and administrative office space and for the commercial loan administration and operation office space was entered into with Pickland, Inc. J. Donald Boggus, Jr., our President, Chief Executive Officer and a director, owns approximately 32% of Pickland, Inc. With respect to the leases between the Company and Pickland, Inc., the Company retained an independent consultant to appraise the properties and review the terms of the leases to ensure that the economic and other terms of the leases conformed to leases for similar commercial property in the area.

The Bank leases approximately 1,200 square feet for its branch office located in Marble Hill with a lease expiration date of March 31, 2010. The Bank leased 1,500 square feet of office space in Marietta, Georgia for a loan production office with a lease expiration date of January 31, 2007. The Bank was leasing this space on a month to month basis until June 2008 when we closed this loan production office. The Bank leased 1,200 square feet of space in Cartersville, Georgia for a loan production office with a lease expiration date of May 31, 2008. The Bank was leasing this space on a month to month basis until December 2008 when it closed this loan production office. The Bank was party to a lease agreement for 1,100 square feet of space for a loan production office in Loganville that expired on September 9, 2007. The Bank terminated this lease on January 31, 2008 and is no longer leasing this space.

The Bank leases a site for an ATM in the Big Canoe, Georgia community, which is located in eastern Pickens and western Dawson Counties, Georgia, approximately 15 road miles east of the Bank’s main office. The lease agreement expires on October 31, 2011. The Bank also leases a site for an ATM in the Bent Tree, Georgia community with a lease expiration date of September 30, 2010.

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

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock during the quarter ended December 31, 2009.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for preparing the Company’s annual consolidated financial statements and establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective and that there are no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table on the following pages sets forth, as to each director and executive officer, (i) his or her name; (ii) his or her age at March 30, 2010; (iii) the year he or she was first elected as a director or appointed as an officer; (iv) a description of positions and offices that he or she holds with the Company (other than as a director), Crescent Bank & Trust Company (the “Bank”), and Crescent Mortgage Services, Inc., the Company’s wholly-owned mortgage banking subsidiary (“CMS”), if any; (v) a brief description of his or her principal occupation or occupations over at least the last five years; (vi) directorships he or she currently hold or held within the last five years with other public companies; and (vii) his or her other business experience. Information regarding the number of shares of Common Stock beneficially owned by him or her on March 22, 2010 and the percentage of the total shares of Common Stock outstanding on March 22, 2010 that his or her beneficial ownership represents is set forth under the caption “Ownership of Common Stock by Directors, Executive Officers and Certain Beneficial Owners.”

There are no family relationships between any directors, executive officers or between any director and executive officer.

Name; Age at March 30, 2010; Year First Elected as Director of Company	Principal Occupation and Business Experience

J. Donald Boggus, Jr. Age 46 1999	Mr. Boggus began his banking career working with C & S National Bank in 1984 while attending the Georgia Institute of Technology. After serving as a staff accountant for two years with a regional accounting firm, Mr. Boggus worked as Controller for Etowah Bank in Canton, Georgia. Mr. Boggus joined the Bank as Controller in March 1989. Mr. Boggus served as Chief Financial Officer of the Bank and the Company until being named President and Chief Executive Officer in April 1996. Mr. Boggus has served on the Board of Directors of each of the Bank and CMS since April 1996 and of the Company since April 1999. Mr. Boggus serves as Secretary of CMS. He previously served as a director of Vision Bancshares, Inc. until March 2007.

C. Parke Day Age 45 2010	Mr. Day has served as a director of the Bank since 2005. Since 1994, Mr. Day has served as President of Parke Day Properties, LLC, a commercial real estate development company. He was a founding director of Futurus Bank until it was sold to Crescent in 2005. Mr. Day received his bachelor of arts degree from Mercer University in 1988. Mr. Pruett serves on the Board of Trustees of the Cecil B. Day Foundation.

John S. Dean, Sr. Age 70 2000	Mr. Dean served as President and Chief Executive Officer of Amicalola Electric Membership Cooperative from 1975 until his retirement in January 2000. Mr. Dean has served as a director of the Bank since its organization and of CMS since April 1998. Mr. Dean has served on the Company’s Board of Directors since April 2000 and as its Chairman since September 2003.

Charles R. Fendley Age 64 2003	Mr. Fendley served as the co-owner and Vice President of Jasper Yarn Processing, Inc., a textile business, from 1972 until 1996. Since August 1996, Mr. Fendley has served as a Senior Vice President and mortgage officer of the Bank. Mr. Fendley has served as Senior Vice President and a director of the Bank since its organization. Mr. Fendley served on the Company’s Board of Directors and as its Secretary from May 1995 to April 2001 and was appointed in September 2003 to fill a Class I vacancy. Mr. Fendley has served as a director of Amicalola Electric Membership Corp. since 1972, and currently serves as Chairman of the Board. Mr. Fendley also serves as a director of Georgia Electric Membership Corporation. Mr. Fendley was a director of Oglethorpe Power Corporation from 1992 to 1996. Mr. Fendley has also served as a Director of Georgia Transmission Corporation since 1996, and currently serves as Chairman of the Board.

Name; Age at March 30, 2010; Year First Elected as Director of Company	Principal Occupation and Business Experience

Charles A. Gehrmann Age 72 2000	Mr. Gehrmann was employed by Mack Trucks, Inc. in 1963 where he held various management positions until 1990 when he purchased the Mack Truck franchise in Atlanta and Kennesaw, Georgia. Mr. Gehrmann sold Mack Sales of Atlanta, Inc. in 1999 and continued to serve as its President and Chief Executive Officer until 2001. Mr. Gehrmann currently serves as a director of the Associated Credit Union, where he has served since 1984. Mr. Gehrmann has served as a director of the Bank since April 1995, a director of CMS since April 1996 and as its Chairman since April 2001 and a director of the Company since January 2000.

Ryker J. Lowe Age 31 2010	Mr. Lowe has served as a director of the Bank since 2005, and is currently the Chairman of the Loan Committee of the Bank. Mr. Lowe is presently employed as President of Jasper Jeep Sales in Jasper, Georgia, a position held since 2005. He graduated from the University of the South with a B.A. in History and also attended Chrysler Dealer College in 2002. He is also currently a director of Verity Bank and First Citizens Bank of Georgia.

Cecil Pruett Age 71 2004	Mr. Pruett has served as a director of the Bank since January 2000 and is currently serving as Chairman of the Bank’s Board of Directors. He has served as Chairman of the Bank since 2004. Mr. Pruett was a director of the Bank of Canton until it was sold to Wachovia. Mr. Pruett serves on the Board of Trustees for the Georgia Baptist Children’s Home. He serves on the Joe E. Johnston Foundation Board of Directors. Mr. Pruett serves on the Reinhardt College Board of Trustees and is presently Vice Chairman of the Board. He further serves on the Canton YMCA Board of Directors. He also served as Mayor of the City of Canton for twelve years, from 1995-2007.

Executive Officers of the Company Not Serving as Director

Name; Age at March 30, 2010; Year First Appointed as Officer of Company	Principal Occupation and Business Experience

Leland W. Brantley, Jr. Age 38 2002	Mr. Brantley serves as Executive Vice President and Chief Financial Officer for the Company and the Bank. Mr. Brantley joined the Company in November 2002. He has a B.S. in Accounting from Wake Forest University and is a Certified Public Accountant. Mr. Brantley held the position of Chief Financial Officer for Hometown Bank of Villa Rica from April 2000 to November 2002. Mr. Brantley served as a senior accountant for Bricker and Melton, P.A. from December 1996 to March 2000. Prior to Bricker and Melton, Mr. Brantley worked as a staff accountant with Hazlett, Lewis and Bieter, PLLC from January 1995 to December 1996.

A. Bradley Rutledge, Sr. Age 46 2002	Mr. Rutledge serves as Executive Vice President and Chief of Loan Administration of the Bank. Mr. Rutledge joined the Bank in 2002 after serving as County President for Regions Financial Corporation. He graduated from Berry College with a B.S. degree in 1987, and began his banking career with Pickens County Bank in the late 1980’s. He remained with Pickens County Bank for over 13 years, holding numerous positions and transitioning through mergers with 1st National Bancorp and Regions Financial Corporation.

Name; Age at March 30, 2010; Year First Appointed as Officer of Company	Principal Occupation and Business Experience

Anthony N. Stancil Age 46 2004	Mr. Stancil serves as Executive Vice President and Chief of Loan Production of the Bank. Mr. Stancil joined the Company in January 2004 after serving as Executive Vice President and Senior Credit Officer of Regions Bank of Cherokee. He graduated from the University of Georgia with a B.B.A. in Banking & Finance, and holds an Associates degree from Reinhardt College. He began his banking career in 1985 at Citizens Bank in Ball Ground, Georgia. After the acquisition of Citizens Bank by Regions Financial Corporation, Mr. Stancil served as Senior Vice President and Senior Lending Officer at Regions Bank of Cherokee from May 1996 to June 2001 and as Executive Vice President and Senior Credit Officer from June 2001 to January 2004.

Bonnie B. Boling Age 55 1997	Ms. Boling serves as Executive Vice President and Retail Administrator of the Bank. From April 1997 until November 2002, Ms. Boling served as Senior Vice President and Chief Financial Officer for the Company, the Bank and CMS. She has a B.S. in Accounting from Kennesaw State University and is a Certified Public Accountant. Ms. Boling held the position of Senior Vice President and Chief Financial Officer for Cherokee Federal Savings Bank, FSB and Bank of North Georgia from 1989 to 1994. Ms. Boling has worked in the banking industry since 1973.

Board Experience

The Company’s Board of Directors is comprised of individuals with diverse experience at policy-making levels in a variety of businesses, as well as in political and non-profit organizations in areas that are relevant to the Company’s activities. Each director was nominated on the basis of the unique experience, qualifications, attributes and skills that he brings to the Board of Directors, as well as how those factors blend with those of the others on the Board as a whole. On an individual basis:

•

Mr. Boggus has 21 years of operating experience with the Company and brings insight into all aspects of our business due to both his current role and his history with the Company. Mr. Boggus’s leadership, together with the skills and knowledge of the industry and the Company gained in his tenure here, has been instrumental to the Company.

•	Mr. Day provides extensive banking experience as a founding director of a community bank. Mr. Day also provides the Board of Directors with real estate expertise.

•	Mr. Dean brings to the Board of Directors extensive management experience as a former president and CEO of a cooperative for 25 years.

•

Mr. Fendley brings insight to the Company’s Board of Directors due to his current role and history with the Bank since its organization. Mr. Fendley’s leadership, together with the skills and knowledge of the banking industry gained in his tenure with the Bank, is a valuable addition to the Board of Directors. Mr. Fendley also has experience as director of other company boards.

•	Mr. Gehrmann brings management experience as the former owner of a truck franchise company. He provides additional industry prospective as a director of the Associated Credit Unions.

•	Mr. Lowe contributes business acumen to the Board of Directors, with specific experience in the Bank’s market area as President of a local company in Jasper, Georgia.

•

Mr. Pruett brings valuable experience as a former director of a community bank. In addition, Mr. Pruett’s local and state-wide political involvement provides the Board of Directors with valuable insight into the Company’s market area.

Committees of the Board of Directors

The Company maintains standing Executive, Audit, Compensation, and Nominating and Corporate Governance Committees. These committees also serve the same functions for the Bank. The Bank’s Board of Directors maintains separate Mortgage Banking, Loan, and Asset/Liability and Investment Committees.

Audit Committee

The Audit Committee of the Board of Directors is composed of Messrs. Dean (Chairman), Gehrmann and Pruett, all of whom are independent directors as defined in the Nasdaq and SEC Rules and meet the heightened independence requirements for service on a listed company audit committee. The Audit Committee has the authority and responsibilities set forth in its Charter, including reviewing the Company’s financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. It appoints independent auditors, reviews and approves their audit plan and reviews with the independent auditors the results of the audit and management’s response thereto. The Audit Committee also reviews the adequacy of the internal audit budget and personnel, the internal audit plan and schedule, and results of audits performed by the internal audit staff. The Audit Committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The Audit Committee reports its findings to the Board of Directors. Given our non-urban location and the challenging economic environment, to date we have been unable to identify a suitable candidate for director that would qualify as an “audit committee financial expert,” as defined by the SEC, to become a member of the Audit Committee. The Board of Directors believes that the current Audit Committee members’ financial acumen is strong and that they can discharge the Audit Committee’s responsibilities. The Audit Committee also serves as the audit committee of the Bank.

Compensation Committee

The Company’s Compensation Committee is composed of Messrs. Dean, Gehrmann and Pruett, all of whom are independent directors as defined in the Nasdaq Rules. The Compensation Committee has the authority and responsibilities set forth in its Charter, including determining the compensation of the executive officers and employees of the Company, the Bank and CMS. All officers of the Company are compensated by the Bank because they are dual employees of the Bank and the Company, and are not separately compensated for their services as employees of the Company. The Compensation Committee also administers the Company’s benefit and incentive plans. The Compensation Committee has the authority to interpret the provisions of the Company’s Dividend Reinvestment and Stock Purchase Plan, the 1995 Stock Option Plan for Outside Directors (the “1995 Director Plan”), the 2001 Non-Employee Director Stock Option Plan (the “2001 Director Plan”) and the 2001 Long-Term Incentive Plan (the “2001 LTIP”). The Compensation Committee is authorized to delegate its authority to subcommittees consisting of one or more of its members when appropriate. The responsibilities and duties of the Compensation Committee are more fully set out in its Charter, which is available on the Company’s website at www.crescentbank.com. The Compensation Committee held 2 meetings during 2009.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of Messrs. Gehrmann (Chairman), Dean and Pruett, all of whom are independent directors as defined in the Nasdaq Rules. The Nominating and Corporate Governance Committee has the authority and responsibilities set forth in its Charter, including identifying individuals qualified to become members of the Board of Directors of the Company or the Bank, and recommending to the Boards of the Company and the Bank the director nominees for the next annual meeting of shareholders. While nominees recommended by shareholders will be considered, the Nominating and Corporate Governance Committee has not actively solicited recommendations. The Nominating and Corporate Governance Committee also takes a leadership role in shaping corporate governance policies and practices including recommending to the Board of Directors the corporate governance principles applicable to the Company and monitoring Company compliance with said policies and guidelines.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the SEC on a timely basis initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. During the fiscal year ended December 31, 2009, to the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during each of the last two fiscal years.

Name and principal position	Year	Salary ($)	Stock awards ($)(1)	Option awards ($)(1)	All other compensation ($)	Total ($)(1)

J. Donald Boggus President and Chief Executive Officer of the Company and the Bank	2009	251,213	0	0	7,705	258,918
	2008	282,750	0	0	13,249	295,999

Leland W. Brantley, Jr. Executive Vice President and Chief Financial Officer of the Company and the Bank	2009	151,161	0	0	8,823	159,984
	2008	170,138	0	0	14,100	184,238

A. Bradley Rutledge Executive Vice President and Chief of Lending Administration of the Bank	2009	159,607	0	0	8,838	168,445
	2008	179,644	0	0	14,100	193,744

(1)	Our named executive officers did not receive any equity awards in fiscal years 2009 or 2008. Accordingly, in accordance with the new disclosure rules adopted by the SEC in December 2009, which require disclosure of the aggregate grant date fair value of stock and option awards granted in the applicable year, the Company has reflected $0 for 2009, and has restated the amount previously reported for 2008 to reflect $0.

Material Terms of Compensation Arrangements

Base Salary. Our named executive officers incurred a 10% pay reduction in their base salaries for 2008, and an additional 5% pay reduction in their base salaries for 2009.

Equity Awards. Our named executive officers did not receive any equity awards in fiscal years 2009 or 2008. In fiscal year 2007, we granted our named executive officers restricted stock under our 2001 LTIP. The shares of restricted stock were scheduled to vest as to 100% of the shares on the third anniversary of the grant date. On September 30, 2009, however, the named executive officers voluntarily forfeited the shares of restricted stock.

Officer Incentive Plan. The Company maintains the Officer Incentive Plan, a performance plan under which our named executive officers may earn annual cash incentive awards equal to a percentage of their base salaries. The Company suspended the Officer Incentive Program for fiscal years 2009 and 2008.

All Other Compensation. Amounts included in this column for fiscal year 2009 are as follows: (1) automobile allowance for Messrs. Brantley and Rutledge, $7,200; (2) Company matching contributions to the 401(k) for Messrs. Boggus, Brantley and Rutledge in the following amounts: Mr. Boggus, $2,577; Mr. Brantley, $1,623; and Mr. Rutledge, $1,638; and (3) premiums for life insurance for Mr. Boggus, $5,128.

Outstanding Equity Awards

The following table provides information concerning unexercised options outstanding as of December 31, 2009, for each of our named executive officers, as adjusted for the 2-for-1 stock split that occurred on October 26, 2007. On September 30, 2009, each of Messrs. Boggus, Brantley and Rutledge voluntarily forfeited 8,000, 6,000, and 6,000, respectively, shares of restricted stock. As of December 31, 2009, the named executive officers did not hold any stock awards.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Option awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Mr. Boggus	20,000 (1)	-	5.00	07/05/11
	20,000 (2)	-	15.445	10/23/13
	10,000 (3)	-	13.255	11/18/14
	30,000 (4)		16.725	07/21/15
Mr. Brantley	10,000 (5)	-	6.925	11/21/12
	8,000 (2)	-	15.445	10/23/13
	8,000 (3)	-	13.255	11/18/14
	15,000 (4)	-	16.725	07/21/15
Mr. Rutledge	20,000 (6)		7.00	04/08/12
	5,000 (2)	-	15.445	10/23/13
	5,000 (3)	-	13.255	11/18/14
	15,000 (4)	-	16.725	07/21/15

(1)	Stock options awarded to Mr. Boggus on July 5, 2001, under the 2001 LTIP, which vested as to 100% of the shares on July 5, 2003.

(2)	Stock options awarded to the executive on October 23, 2003, under the 2001 LTIP. The stock options vested as to one-third of the shares on each of October 23, 2006, October 23, 2007, and October 23, 2008.

(3)	Stock options awarded to the executive on November 18, 2004, under the 2001 LTIP. The stock options vested as to one-third of the shares on each of November 18, 2007, November 18, 2008, and November 18, 2009.

(4)	Stock options awarded to the executive on July 21, 2005, under the 2001 LTIP, which vested as to 100% of the shares on December 21, 2005.

(5)	Stock options awarded to Mr. Brantley on November 21, 2002, under the 2001 LTIP. The stock options vested as to one-third of the shares on each of November 21, 2005, November 21, 2006 and November 21, 2007.

(6)	Stock options awarded to Mr. Rutledge on April 8, 2002, under the 2001 LTIP. The stock options vested as to one-half of the shares on April 8, 2004, and as to one-half of the shares on April 8, 2005.

Material Terms of Retirement Benefits

The Company maintains the Supplemental Executive Retirement Plan (the “SERP”), a defined benefit plan under which each of our named executive officers participates. Historically, the SERP entitled a participant to a supplemental retirement benefit, which we refer to as the “Retirement Benefit,” if such participant remained in service with the Company until age 65. Each participant had a projected annual Retirement Benefit, which value was calculated by multiplying by 50% the projected dollar value of executive’s base salary at the time he or she entered the plan plus an assumed 4% increase in such salary through age 65. On April 1, 2009, a majority of our officers, including each of our named executive officers, agreed to freeze their balance in the retirement plan at the balance accrued at March 31, 2009, instead of continuing to accrue benefits to meet the defined benefit originally agreed upon at the restatement of the plan in 2007. On September 30, 2009, such officers agreed to waive their rights to their defined retirement plan benefit, their disability benefits and their benefits received under a change of control. The only benefit that remains for the named executive officers is the death benefit if the officer dies prior to attainment of retirement age, as described below.

Survivor Benefit. If an executive dies prior to attainment of retirement age, his or her beneficiary will receive a survivor’s benefit payable for 15 years in 180 monthly installments, or a lump sum equal to the present value of such survivor’s benefit. Messrs. Boggus, Brantley and Rutledge elected to receive the discounted present value of 15 years of survivor’s benefits in a lump sum payment. The survivor’s benefit for Messrs. Boggus, Brantley and Rutledge is $3,148,018, $2,423,013 and $1,918,972, respectively. In addition to the benefits described above, upon executive’s death, his or her beneficiary will be entitled to receive a one-time lump sum death benefit equal to $10,000 to provide for the executive’s burial and/or funeral expenses. In the event of an executive’s termination of employment by the Company for cause, he or she will forfeit the survivor benefit.

Material Terms of Arrangements Providing Payments upon Termination of Employment or Change in Control

Change in Control Agreements

On December 30, 2008, we entered into an Amended and Restated Change of Control Employment Agreement, which we refer to as the Change of Control Agreements, with each of Messrs. Boggus, Brantley and Rutledge that provide severance and benefits in the event of a termination of employment following a change of control.

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

Termination for Cause; Resignation Without Good Reason. In the event we terminate the executive’s employment for cause, or the executive terminates employment without good reason, the executive will be entitled to his or her accrued but unpaid salary and benefits.

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

2001 LTIP

Pursuant to the 2001 LTIP, all outstanding awards will become fully vested upon the occurrence of a change in control (regardless of whether a participant incurs a termination of employment), or upon a participant’s death or disability.

Compensation of Directors

The following table sets forth the cash and other compensation paid by the Company to the members of the Board of Directors of the Company for all services in all capacities during fiscal year 2009.

Director Compensation for Fiscal Year 2009

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
John S. Dean, Sr.	32,450	1,790	34,240
Charles R. Fendley	25,700	1,790	27,490
Charles Gehrmann	27,250	1,790	29,040
Michael W. Lowe(3)	19,100	1,790	20,890
Cecil Pruett	29,600	1,790	31,390
Janie Whitfield(3)	31,850	1,790	33,640

(1)	Consists of the following amounts:

Director	Annual Retainer ($)	Meeting Fees ($)	Bank Fees ($)
Mr. Dean	4,000	5,850	22,600
Mr. Fendley	4,000	-	21,700
Mr. Gehrmann	4,000	5,850	17,400
Mr. Lowe	4,000	-	15,100
Mr. Pruett	4,000	-	25,600
Ms. Whitfield	4,000	5,850	22,000

(2)	Reflects the aggregate grant date fair value of awards of stock options granted to the directors. The grant date fair values of these awards were determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation. The assumptions used in determining the grant date fair values of the options are set forth in Note 12, “Stock Based Compensation,” to the Company’s consolidated financial statements contained in its Annual Report. The aggregate numbers of outstanding stock options held by each director as of December 31, 2009, are as follows: Mr. Dean, 14,300; Mr. Fendley, 20,056; Mr. Gehrmann, 14,300; Mr. Lowe, 14,300; Mr. Pruett, 11,556; and Ms. Whitfield, 10,756.

(3)	Includes compensation paid to all members of the Board of Directors of the Company in 2009. On December 30, 2009, Mr. Lowe resigned from the Company’s Board of Directors. On January 12, 2010, Ms. Whitfield passed away.

Annual Retainer. During fiscal year 2009, each member of the Company’s Board of Directors received an annual retainer fee of $4,000. Each director who also serves as a member of the Bank’s Board of Directors received an annual retainer fee of $1,500 for serving on the Bank’s Board of Directors.

Meeting Fees. Each of our directors received $1,000 for each board meeting attended. Members of the Audit Committee and Compensation Committee of the Company, which also serve as the Audit Committee and Compensation Committee of the Bank, receive an additional fee of $450 and $300, respectively, for each committee meeting attended. Members of the Loan Committee, the Asset/Liability and Investment Committee, the Mortgage Banking Committee and the Executive Committee of the Bank receive a fee of $300 for each meeting attended.

Equity Awards. On the date of the 2009 annual meeting of shareholders, each director received a stock option to purchase 1,500 shares of the Company’s Common Stock. These options were granted under the 2001 Non-Employee Director Stock Option Plan, and were fully-vested on the date of grant.

Supplemental Director Retirement Plan. Each director participates in the Supplemental Director Retirement Plan (the “SDRP”). Each participant has a projected annual retirement benefit, which value was calculated by multiplying by 50% the projected dollar value of director’s annual compensation at the time he or she entered the plan plus an assumed 4% increase in such annual compensation through age 70. However, on April 1, 2009, the directors agreed to freeze their balance in the retirement plan at the balance accrued at March 31, 2009, instead of continuing to accrue benefits to the meet the defined benefit originally agreed upon at the restatement of the plan in 2007.

The SDRP retirement benefit will commence on the later of (i) the 1st day of the month following the month in which the director reaches age 70, or (ii) the 1st day of the month following the month in which the director terminates service. Alternatively, the directors may elect to receive their SDRP retirement benefit beginning when they reach age 70, regardless of whether they incur a termination of service. Each director elected to have their SDRP retirement benefit paid in 180 monthly installments. In the event of a change in control of the Company, the directors will be entitled to their full retirement benefit, payable commencing at age 70 in 180 monthly installments. The directors’ disability benefit will be paid in 180 monthly installments commencing at the later of age 65 or the date of the director’s disability determination. If a director dies prior to termination of service with the Company, his or her beneficiary will receive a survivor’s benefit and a one-time lump sum death benefit equal to $10,000 to provide for the director’s burial and/or funeral expenses. In the event the director has a voluntary or involuntary termination of service with the Company prior to age 70, such director will be entitled to his or her “accrued benefit,” determined at the time of termination of service, increased annually by monthly compounding or discounting, as applicable, at 6% until he or she reaches age 70. In the event of a director’s termination of service for cause, he or she will forfeit all benefits under the SDRP. In 2009, Messrs. Pruett and Gehrmann received payments under the SDRP.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects the number and percentage of shares of Common Stock beneficially owned, as of March 22, 2010, by (i) each of the directors, (ii) each of the executive officers named in the Summary Compensation Table below, (iii) all of the directors and executive officers of the Company as a group, and (iv) those persons known by the Company to beneficially own more than 5% of the Common Stock. Management of the Company is informed that all such shares were held individually by each such shareholder with sole voting and investment power, except as noted herein.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

J. Donald Boggus, Jr., President, Chief Executive Officer and Director 281 Happy Talk Trail Jasper, Georgia 30143	530,325	(2)	9.77%

John S. Dean, Sr., Chairman 357 Alpine Drive, #20634 Jasper, Georgia 30143	106,923	(3)	1.99%

C. Parke Day, Director 4725 Peachtree Corners Circle, Suite 300 Norcross, Georgia 30092	57,324	(4)	1.07%

Charles R. Fendley, Director P.O. Box 6 Jasper, Georgia 30143	42,536	(5)	0.79%

Charles Gehrmann, Director 3481 Lakeside Drive, #2502 Atlanta, Georgia 30326	74,298	(6)	1.39%

Ryker J. Lowe, Director 1050 Highway 515 South Jasper, Georgia 30143	43,037	(7)	0.80%

Cecil Pruett, Director 371 Hilton Way Canton, Georgia 30114	28,963	(8)	0.54%

Leland W. Brantley, Jr., Chief Financial Officer P.O. Box 668 Jasper, Georgia 30143	41,000	(9)	0.76%

A. Bradley Rutledge, Sr., Executive Officer 387 Winchester Ridge North Jasper, Georgia 30143	55,500	(10)	1.03%

Anthony N. Stancil, Executive Officer 5010 Rebels Run Canton, Georgia 30114	57,171	(11)	1.06%

Bonnie B. Boling, Executive Officer 264 East Boling Road Jasper, Georgia 30143	57,507	(12)	1.07%

Michael W. Lowe Fox Run Jasper, Georgia 30143	1,806,103	(13)	33.67%

All current directors and executive officers as a group (11 persons)	1,094,585		19.27%

(1)	Information relating to beneficial ownership of Common Stock is based upon information furnished by each person using “beneficial ownership” concepts as set forth in the rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under those rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Accordingly, directors are named as beneficial owners of shares as to which they may disclaim any beneficial interest.
(2)	Includes 3,024 shares held by Mr. Boggus’ wife, 195,748 shares held by Pickland, Inc., 90,860 shares held by DJT Investments, LLLP, 79,940 shares held by Happy Talk Trail Partners LLLP, 16,228 shares held by Trust U/W James D. Boggus, Sr. and 80,000 shares Mr. Boggus has the right to acquire within 60 days pursuant to vested options.
(3)	Includes 25,940 shares Mr. Day has the right to acquire within 60 days pursuant to vested options.
(4)	Includes 14,300 shares Mr. Dean has the right to acquire within 60 days pursuant to vested options.
(5)	Includes 20,056 shares Mr. Fendley has the right to acquire within 60 days pursuant to vested options.
(6)	Includes 14,300 shares Mr. Gehrmann has the right to acquire within 60 days pursuant to vested options.
(7)	Includes 6,000 shares Mr. Lowe has the right to acquire within 60 days pursuant to vested options.
(8)	Includes 11,556 shares Mr. Pruett has the right to acquire within 60 days pursuant to vested options.
(9)	Includes 41,000 shares Mr. Brantley has the right to acquire within 60 days pursuant to vested options.
(10)	Includes 45,000 shares Mr. Rutledge has the right to acquire within 60 days pursuant to vested options.

(11)	Includes 40,000 shares Mr. Stancil has the right to acquire within 60 days pursuant to vested options and 14,810 shares that are held in street name.
(10)	Includes 34,000 shares Ms. Boling has the right to acquire within 60 days pursuant to vested options.
(11)	Includes 67,286 shares held by Mr. Lowe’s wife and held as custodian for his children and 14,300 shares Mr. Lowe has the right to acquire within 60 days pursuant to vested options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding shares of the Company’s Common Stock authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders (1)	505,020	13.28	245,462
Equity compensation plans not approved by security holders	—	—	—

Total	505,020	13.28	245,462

(1)	2001 LTIP and 2001 Non-Employee Director Stock Option Plan.
(2)	Includes shares of Common Stock issuable pursuant to the exercise of stock options.
(3)	Includes 144,000 shares that are available for issuance pursuant to grants of restricted stock awards under the 2001 LTIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

The Bank and CMS have had, and the Bank expects to have in the future, commercial and mortgage banking transactions in the ordinary course of business with certain of their and the Company’s directors, nominees for director, executive officers, five percent shareholders, members of these persons’ immediate families and certain business organizations with which these persons are associated. These transactions include loans, commitments, lines of credit, and letters of credit, any of which may, from time to time, exceed $120,000. The Bank is subject to Federal Reserve Regulation O, which governs loans to directors, executive officers and principal shareholders. Each of these transactions, including any loans, has been made on substantially the same terms, including interest rates, repayment terms, and collateral, as those prevailing at the time for comparable transactions with other persons, and did not at the time they were made, and do not currently, involve more than normal risk of collectibility or present other features unfavorable to the Bank, the Company or CMS. Additional transactions with such persons and businesses are anticipated in the future. At December 31, 2009, the amount of credit extended to directors, executive officers, and principal shareholders and their associates was approximately $7,689,000, or approximately 1056% of the Company’s consolidated shareholders’ equity.

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

On October 1, 2004, the Company entered into a lease for its main office and headquarters with Pickland, Inc. The Company renewed the lease for a two-year term beginning on January 1, 2007 pursuant to which the Company paid rent of $10,500 per month, or $126,000 per year, to Pickland, Inc. during 2007. On December 31, 2007, the Company entered into a new lease for this space pursuant to which the Company paid rent of $12,107 per month, or $145,286 per year, during 2009. In addition, on December 31, 2007, the Company entered into a second lease for its lending operations with Pickland, Inc. pursuant to which the Company paid rent of $6,875 per month, or $82,500 per year, for the period February 1, 2008 through January 31, 2009. Each lease is for a term of seven years, and, if not terminated by either party 90 days prior to the expiration of the term, automatically renews for an additional five year term. The leases provide that, beginning January 1 and February 1, respectively, of each subsequent year, the monthly rent will increase to correspond with cost of living increases based upon the twelve month consumer price index. The twelve month consumer price index for 2008 was 3.8%. Therefore, the rent for the main office and headquarters increased from $12,107 to $12,567 a month or $150,804 a year on January 1, 2009. The rent for lending operations office increased from $6,875 to $7,136 a month or $85,632 a year on February 1, 2009. Based upon the current, economic environment, Pickland, Inc. waived its right to increase the rent based upon the consumer price index and therefore, there will be no changes in the monthly rental payments for 2010. J. Donald Boggus, Jr., our President and Chief Executive Officer and a Director, owns approximately 32% of Pickland, Inc.

With respect to the lease between the Company and Pickland, Inc., the Company retained an independent consultant to appraise the property and review the terms of the lease to ensure that the lease conforms economically and on other terms for leases of similar commercial property in the area.

With the exception of the disclosures referenced above, and other than in the ordinary course of business, there were no transactions during 2009, nor are there any presently proposed transactions, to which the Company was or is to be a party in which any of the Company’s officers or directors had or have direct or indirect material interest.

Independent Directors

The Company’s Common Stock is listed on the Nasdaq Capital Market. Nasdaq requires that a majority of our directors be “independent directors,” as defined in the Nasdaq Rules. Generally, a director does not qualify as an independent director if the director (or, in some cases, a member of a director’s immediate family) has, or in the past three years had, certain relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined that a majority of the Company’s directors are independent directors under the Nasdaq Rules. The following current directors and nominees for director qualify as independent directors under the Nasdaq Rules:

C. Parke Day

John S. Dean, Sr.

Charles Gehrmann

Ryker J. Lowe

Cecil Pruett

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The certified public accounting firm of Dixon Hughes PLLC (“Dixon Hughes”) was the independent auditor for the Company during the year ended December 31, 2009, and has audited the Company’s 2007, 2008 and 2009 consolidated financial statements. The Board of Directors, upon the recommendation of the Audit Committee, has appointed Dixon Hughes as independent auditors for the Company and its subsidiaries for the current fiscal year ending December 31, 2010.

Audit and Other Fees

Dixon Hughes has advised the Company that neither the firm nor any of its partners has any direct or material interest in the Company and it subsidiaries except as auditors and independent certified public accountants of the Company and its subsidiaries. The following table shows the aggregate fees billed to the Company for professional services by Dixon Hughes for fiscal years 2009 and 2008:

	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$215,385	$160,633
Audit-Related Fees (2)	57,750	95,926
Tax Fees (3)	25,150	17,650
Other Fees (4)	12,465	4,250

Total	$310,750	$278,459

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the quarterly interim consolidated financial statements and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, as well as such services as consents and assistance with and review of documents filed with the SEC.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees” and include employee benefit plan audits, accounting consultations, internal control reviews, and attest services that are not required by statute or regulation.
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

The Company also paid $56,260 in Audit-Related Fees to Professional Bank Services (“PBS”) during the year ended December 31, 2009 and $89,895 in Audit-Related Fees to PBS during the year ended December 31, 2008. The Audit-Related Fees paid to PBS were for internal documentation and testing of controls required under the Sarbanes-Oxley Act of 2002. The fees paid to PBS were in addition to the fees billed by Dixon Hughes and are not included in the totals set forth in the table above.

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

During the 2008 and 2009 fiscal years, all of the professional services provided by Dixon Hughes were pre-approved by the Audit Committee, and no fees were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X, pursuant to which the pre-approval requirements may be waived in certain limited circumstances.

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

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008, filed on April 13, 2009).

3.2	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, Commission File No. 333-72300 (as amended, the “Form S-2”)).

3.3	Amendment to the Company’s Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 23, 2009).

3.4	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

3.5	Amendment No. 1 to Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2009).

10.1*	1991 Substitute Stock Option Plan (Incorporated by reference from Exhibit 10.2 to the Form S-4).

10.2*	1995 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3*	1993 Employee Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.4*	Crescent Banking Company 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the Form S-2).

10.5*	Crescent Banking Company 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.6 to the Form S-2).

Exhibit Number	Description
10.6	Warehouse Line of Credit, dated July 26, 1996, by and between Crescent Bank & Trust Company and Federal Home Loan Bank of Atlanta, including related documents (Incorporated by reference from Exhibit 10.11 to the Form S-2).

10.7	Amended and Restated Trust Agreement, dated as of May 18, 2006, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.8	Junior Subordinated Indenture, dated as of May 18, 2006, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.9	Guarantee Agreement, dated as of May 18, 2006, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference From Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2006).

10.10*	Amended and Restated Change of Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and J. Donald Boggus, Jr. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.11*	Amended and Restated Change of Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Leland W. Brantley, Jr. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.12*	Amended and Restated Change of Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Anthony N. Stancil (Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.13*	Amended and Restated Change of Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and A. Bradley Rutledge, Sr. (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.14*	Amended and Restated Change of Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Bonnie B. Boling (Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.15*	Form of Crescent Banking Company Non-Qualified Stock Option Agreement under the 2001 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16*	Form of Crescent Banking Company Incentive Stock Option Agreement under the 2001 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17*	Officer Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2007).

10.18*	Crescent Bank & Trust Company Supplemental Executive Retirement Plan, dated as of September 1, 2007 (Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.19*	Form of Supplemental Executive Retirement Plan Joinder Agreement (Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.20*	Crescent Bank & Trust Company Supplemental Director Retirement Plan, dated as of September 1, 2007 (Incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.21*	Form of Supplemental Director Retirement Plan Joinder Agreement (Incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 20, 2008).

10.22*	Amended and Restated Change in Control Employment Agreement, dated as of December 30, 2008, by and between Crescent Banking Company and Bonnie B. Boling (Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 6, 2009).

10.23	Junior Subordinated Indenture, dated as of September 30, 2005, by and between the Company and Wilmington Trust Company, as Trustee (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2005).

Exhibit Number	Description
10.24	Amended and Restated Trust Agreement, dated as of September 30, 2005, by and among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.25	Guarantee Agreement, dated as of September 30, 2005, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 6, 2005).

10.26	Indenture, dated as of August 27, 2007, by and between the Company and LaSalle Bank National Association, as Trustee (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.27	Amended and Restated Declaration of Trust, dated as of August 27, 2007, by and among the Company, as Depositor, LaSalle Bank National Association, as Institutional Trustee and Delaware Trustee, and the Administrators named therein (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.28	Guarantee Agreement, dated as of August 31, 2007, by and between the Company, as Guarantor, and LaSalle Bank National Association, as Guarantee Trustee (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2007).

10.29	Purchase Agreement, dated as of January 29, 2009, by and among Crescent Banking Company and the several purchasers named therein (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2009).

10.30	Order to Cease and Desist by and among Crescent Bank and Trust Company, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 15, 2009).

11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2009 Annual Report to Shareholders for the fiscal year ended December 31, 2009. With the exception of information expressly incorporated herein, the 2009 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT BANKING COMPANY

By:	/S/ J. DONALD BOGGUS, JR.
J. Donald Boggus, Jr.
President and Chief Executive Officer

Date:	April 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ J. DONALD BOGGUS, JR. J. Donald Boggus, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2010

/S/ LELAND W. BRANTLEY, JR. Leland W. Brantley, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2010

/S/ JOHN S. DEAN, JR. John S. Dean, Sr.	Chairman of the Board of Directors	April 1, 2010

/S/ C. PARKE DAY C. Parke Day	Director	April 1, 2010

/S/ CHARLES FENDLEY Charles Fendley	Director	April 1, 2010

/S/ CHARLES GEHRMANN Charles Gehrmann	Director	April 1, 2010

/S/ RYKER J. LOWE Ryker J. Lowe	Director	April 1, 2010

/S/ CECIL PRUETT Cecil Pruett	Director	April 1, 2010

EXHIBIT INDEX

Exhibit Number	Description
11.1	Statement Regarding Computation of Per Share Earnings.

13.1	Crescent Banking Company 2009 Annual Report to Shareholders for the fiscal year ended December 31, 2009. With the exception of information expressly incorporated herein, the 2009 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Crescent Banking Company.

23.1	Consent of Dixon Hughes PLLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.