Form 10-Q
period 2010-03-31
CRESCENT BANKING CO
filed 2010-05-17
CIK 883476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 17, 2010, Crescent Banking Company had 5,358,520 shares of its common stock, par value $1.00 per share, issued and outstanding, of which 33,336 shares were held by Crescent Banking Company as treasury stock.

CRESCENT BANKING COMPANY

i

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$2,349,752	$2,471,541
Interest-bearing deposits in banks	191,256,952	143,778,479
Federal funds sold	11,050,000	17,050,000
Investment securities available-for-sale	23,962,491	26,356,387
Investment securities held-to-maturity, at cost (fair value approximates $4,070,831 and $4,472,250, respectively)	4,088,996	4,450,000
Restricted equity securities	3,275,000	3,275,000
Mortgage loans held for sale	1,578,464	379,531
Loans	707,182,329	731,571,728
Less allowance for loan losses	(26,674,213)	(27,934,813)

Loans, net	680,508,116	703,636,915
Premises and equipment	21,050,904	21,370,479
Other real estate owned	47,797,618	43,124,334
Cash surrender value of life insurance	14,504,344	14,674,470
Deposit intangibles	77,436	90,342
Other assets	12,033,618	13,197,268

Total Assets	$1,013,533,691	$993,854,746

Liabilities
Deposits
Noninterest-bearing	$36,558,695	$33,469,518
Interest-bearing	927,657,326	897,981,332

Total deposits	964,216,021	931,450,850
Short-term borrowings	15,918,509	12,918,509
Long-term borrowings	38,167,000	41,167,000
Accrued interest and other liabilities	6,693,766	6,237,731
Liabilities related to discontinued operations	1,307,596	1,352,846

Total liabilities	$1,026,302,892	$993,126,936

Shareholders’ equity (deficit)
Preferred stock, par value $1.00; 1,000,000 shares authorized; no shares issued or outstanding, respectively	$—	$—
Common stock, par value $1.00; 50,000,000 shares authorized; 5,349,309 and 5,334,401 issued, respectively	5,349,309	5,334,401
Capital surplus	18,596,949	18,601,190
Retained earnings (deficit)	(36,885,166)	(23,377,555)
Treasury stock, 33,336 shares	(296,091)	(296,091)
Accumulated other comprehensive income	465,798	465,865

Total shareholders’ equity (deficit)	(12,769,201)	727,810

Total liabilities and shareholders’ equity (deficit)	$1,013,533,691	$993,854,746

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended March 31,
	2010	2009
Interest income
Loans including fees	$9,530,805	$10,829,745
Mortgage loans held for sale	2,775	5,332
Taxable securities	284,990	411,742
Non-taxable securities	20,563	23,500
Deposits in banks	269,384	406,327
Federal funds sold	3,005	29,927

Total interest income	$10,111,522	$11,706,573

Interest expense
Deposits	5,696,373	8,684,603
Short-term borrowings	139,945	161,144
Long-term borrowings	306,924	427,833

Total interest expense	$6,143,242	$9,273,580

Net interest income	3,968,280	2,432,993
Provision for loan losses	11,600,000	2,680,000

Net interest income (loss) after provision for loan losses	(7,631,720)	(247,007)

Noninterest income
Service charges on deposit accounts	315,573	322,961
Gains on sales of SBA loans	—	23,898
Other operating income	670,493	508,037

Total noninterest income	$986,066	$854,896

Noninterest expenses
Salaries and employee benefits	2,534,594	2,858,297
Occupancy and equipment	424,667	425,488
Supplies, postage, and telephone	230,924	250,465
Advertising	67,420	77,010
Insurance expense	1,292,632	255,495
Depreciation and amortization	354,278	429,889
Legal and professional	659,755	839,888
Director fees	62,575	49,025
Foreclosed asset expense, net	724,599	992,456
Other operating expenses	510,513	390,780

Total noninterest expenses	$6,861,957	$6,568,793

Loss before income taxes	(13,507,611)	(5,960,904)
Applicable income tax benefit	—	(821,857)

Net loss	(13,507,611)	(5,139,047)

Other comprehensive income
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(67)	181,158

Comprehensive loss	$(13,507,678)	$(4,957,889)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(unaudited)

	For the three months ended March 31,
	2010	2009
Loss per share
Basic loss per share	$(2.55)	$(0.97)
Diluted loss per share	$(2.55)	$(0.97)
Cash dividends per share of common stock	$0.00	$0.00

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2010	2009
Operating Activities
Net loss	$(13,507,611)	$(5,139,047)
Adjustments to reconcile net loss to net cash provided used by operating activities:
Amortization of discount on securities	27,942	14,459
Amortization of deposit intangible	12,906	31,438
Net (gain) loss on sale of other real estate owned	58,585	(75,982)
Amortization of mortgage servicing rights	1,160	3,480
Provision for loan losses	11,600,000	2,680,000
Depreciation	340,213	394,972
Proceeds from sales of mortgage loans held for sale	3,330,125	9,041,854
Originations of mortgage loans held for sale	(4,529,058)	(8,743,026)
Income on life insurance policies	(352,043)	(136,756)
Deferred tax	45	1,823,634
Decrease in interest receivable	1,106,409	236,893
Increase in interest payable	256,830	5,998
Stock based compensation expense	2,132	128,926
Net cash used in discontinued operations	(45,249)	—
Net change in other assets, liabilities and other operating activities	654,059	(878,220)

Net cash used by operating activities	(1,043,555)	(611,377)

Investing Activities
Net increase in interest-bearing deposits in banks	(47,478,473)	(36,424,024)
Purchase of securities available-for-sale	(1,500,000)	(2,038,750)
Purchase of securities held-to-maturity	(816,989)	—
Proceeds from maturities/calls of securities available-for-sale	1,500,000	2,500,000
Proceeds from sales of securities available-for-sale	2,365,842	1,498,284
Proceeds from sales of securities participation	1,177,993	—
Proceeds from life insurance policies	522,169	—
Purchase of other securities	—	(230,300)
Proceeds from sale of other real estate owned	1,162,191	1,736,054
Net decrease in federal funds sold	6,000,000	29,319,000
Net (increase) decrease in loans	5,235,965	(3,356,284)
Purchase of premises and equipment	(20,638)	(91,012)

Net cash used in investing activities	(31,851,940)	(7,087,032)

See Notes to Consolidated Financial Statements.

CRESCENT BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	For the three months ended March 31,
	2010	2009
Financing Activities
Net increase in deposits	$32,765,171	$29,953,415
Net increase in borrowings	—	550,000
Issuance of common stock for share purchase plan	8,535	13,339

Net cash provided by financing activities	32,773,706	30,516,754

Net increase (decrease) in cash and due from banks	(121,789)	22,818,345
Cash and due from banks at beginning of period	2,471,541	6,680,289

Cash and due from banks at end of period	$2,349,752	$29,498,634

Supplemental Disclosure of Cash Flow Information
Cash paid during period for interest	$5,886,411	$9,267,582
Principal balances of loans transferred to other real estate owned	6,292,833	9,187,214
Unrealized loss on securities available for sale, net	(67)	181,158

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1—GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s 2009 annual report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year or any other interim periods.

NOTE 2—DISCONTINUED OPERATIONS

The consolidated balance sheets at March 31, 2010 and December 31, 2009 include liabilities of $1,307,596 and $1,352,846, respectively, related to discontinued operations. The liabilities included in the consolidated balance sheets related to discontinued operations are the allowance for the recourse liability remaining from the sale of the Company’s wholesale mortgage operation in 2003. The estimated recourse liability at March 31, 2010 and December 31, 2009 for future losses is $1.3 million and $1.4 million, respectively, and is estimated and adjusted based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. The table below shows the changes in the allowance for recourse obligation from December 31, 2009 to March 31, 2010.

Changes in the allowance for recourse obligation are as follows:

2009
Balance at December 31, 2009	$1,352,846
Provisions for recourse obligations	—
Losses indemnified	(45,250)

Balance at March 31, 2010	$1,307,596

NOTE 3—LOANS

The composition of loans is summarized as follows:

	March 31, 2010	December 31, 2009
Commercial	$32,915,367	$33,268,217
Real estate – construction and land development	257,995,109	273,309,313
Real estate – commercial real estate – owner occupied	134,745,921	135,623,250
Real estate – commercial real estate – non owner occupied	105,720,908	108,116,338
Real estate – residential	164,353,756	168,497,316
Consumer installment and other	11,451,268	12,757,294

	707,182,329	731,571,728
Allowance for loan losses	(26,674,213)	(27,934,813)

Loans, net	$680,508,116	$703,636,915

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Balance at December 31, 2009 and 2008, respectively	$27,934,813	$22,280,041
Provision for loan losses	11,600,000	2,680,000
Loans charged off	(12,982,445)	(3,502,677)
Recoveries of loans previously charged off	121,845	53,334

Balance at March 31, 2010 and 2009, respectively	$26,674,213	$21,510,698

NOTE 3—LOANS (Continued)

Nonperforming loans were as follows:

	March 31, 2010	December 31, 2009

Nonaccrual loans	$112,534,071	$79,840,877
Renegotiated loans	8,542,788	8,698,195
Loans past due 90 days still on accrual	88,530	123,791

Total	121,165,389	88,662,863

Average investment in nonperforming loans	104,914,126	55,599,671
Nonperforming loans with allowance allocated	48,999,446	47,664,794
Amount of allowance allocated	4,908,517	7,115,514
Nonperforming loans with specific charge-offs	81,720,656	62,798,724
Amount of specific charge-offs	19,676,000	10,153,841

At March 31, 2010 and December 31, 2009, nonaccrual loans are shown net of $19,676,000 and $10,153,841, respectively, in previously charged-off amounts.

Impaired loans, which include nonperforming loans, are loans where it is considered probable that the Company will be unable to collect all amounts of contractual principal and interest as scheduled in the loan agreement based on current information and events.

Impaired loans were as follows:

	March 31, 2010	December 31, 2009

Loans with no allowance allocated or specific charge-off	$108,747,143	$108,151,810
Loans with allowance allocated	104,059,060	114,959,452
Loans with specific charge-off only	40,414,736	17,760,961

Total Impaired Loans	253,220,939	240,872,223

Amount of allowance allocated	11,195,856	16,038,968

At March 31, 2010 and December 31, 2009, impaired loans are shown net of $19,676,000 and $10,153,841, respectively, in previously charged-off amounts. Of the $253,220,939 in impaired loans at March 31, 2010, $108,747,143 did not require a specific allowance or specific charge-off. Of this $108,747,143, $57,279,580, or 53%, was related to construction and land development loans, $18,619,638, or 17%, was related to residential and multi-family real estate loans and $29,831,351, or 27%, was related to commercial real estate loans. The significant amount of impaired loans remaining on an accrual basis is due to our analysis that these loans have sufficient collateral value to cover the current loan amount. Interest payments on these loans in large part are being paid from other sources of funds by the borrower or guarantor. While at March 31, 2010 these performing impaired loans were substantially current or in the 0-30 days past due category, they continue to deteriorate and migrate to nonperforming. As of the date of April 30, 2010, nonaccrual loans have increased to a total of $118,622,096.

NOTE 4—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net loss (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings (loss) per common share (EPS):

	Three Months Ended March 31, 2010
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	$(13,507,611)	5,306,807	$(2.55)
Effect of dilutive securities (stock options and restricted stock)(1)	—	—	—
Diluted loss per share	(13,507,611)	5,306,807	$(2.55)

	Three Months Ended March 31, 2009
	Net Loss (Numerator)	Weighted- Average Shares (Denominator)	Per-Share Amount
Consolidated
Basic loss per share	$(5,139,047)	5,271,915	$(0.97)
Effect of dilutive securities (stock options and restricted stock)(1)	—	—	—
Diluted loss per share	$(5,139,047)	5,271,915	$(0.97)

(1)	Diluted loss per share is calculated by using the weighted average common shares outstanding, instead of the diluted weighted average shares outstanding, because they are anti-dilutive. For the three months ended March, 31, 2010, 6,272 shares were excluded. For the three months ended March, 31, 2009, 104,892 shares were excluded.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2010 and December 31, 2009, the Company was a party to interest rate swap contracts (back-end derivatives) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,025,000 with a fair value of approximately $(987,000) at March 31, 2010 and approximately $8,239,000 with a fair value of approximately $(956,000) at December 31, 2009. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2010. If a counterparty, in particular a borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

NOTE 6—INVESTMENT SECURITIES

The carrying value and fair value of investment securities is summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
March 31, 2010
U. S. Government agencies	$4,591,535	$14,853	$(14,454)	$4,591,934
Mortgage-backed agency securities	15,765,300	725,260	(771)	16,489,789
Mortgage-backed CMO agency securities	2,829,325	51,577	(134)	2,880,768

	$23,186,160	$791,690	$(15,359)	$23,962,491

December 31, 2009
U. S. Government agencies	$4,592,941	$34,376	$(9,922)	$4,617,395
Mortgage-backed agency securities	17,660,922	703,366	(1,289)	18,362,999
Mortgage-backed CMO agency securities	3,326,082	50,490	(579)	3,375,993

	$25,579,945	$788,232	$(11,790)	$26,356,387

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
March 31, 2010
State and municipal securities	$4,088,996	$—	$(18,165)	$4,070,831

December 31, 2009
State and municipal securities	$4,450,000	$22,250	$—	$4,472,250

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

	March 31, 2010
	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,750,000	$2,756,345
Due after one year through five years	2,750,000	2,735,728
Due after five years through ten years	1,565,639	1,565,466
Due after ten years	1,614,892	1,605,226
Mortgage-backed securities	18,594,625	19,370,557

	$27,275,156	$28,033,322

Securities with an approximate carrying value of $22,308,728 and $24,589,645 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public funds as required by law, and for other purposes.

NOTE 6—INVESTMENT SECURITIES (Continued)

The fair value of securities with unrealized losses at March 31, 2010 is shown below:

	Less Than 12 Months		More Than 12 Months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	1,511,443	(14,454)	—	—
State and municipal securities	3,481,835	(18,165)	—	—
Mortgage backed agency securities	419,871	(771)	—	—
Mortgage backed CMO agency securities	—	—	19,113	(134)

Total	$5,413,149	$(33,390)	$33,390	$(134)

The fair value of securities with unrealized losses at December 31, 2009 is shown below:

	Less Than 12 Months		More Than 12 Months
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

U.S. Government agencies	1,016,430	(9,922)	—	—
State and municipal securities	—	—	—	—
Mortgage backed agency securities	445,259	(1,289)	—	—
Mortgage backed CMO agency securities	—	—	145,102	(579)

Total	$1,461,689	$(11,211)	$145,102	$(579)

Management of the Company presently believes that all unrealized losses as of March 31, 2010 and December 31, 2009 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. In addition, total impairment represents less than 1% of amortized cost.

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

NOTE 7. FAIR VALUE

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

NOTE 7. FAIR VALUE (Continued)

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the Company’s impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate

Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. As such, the Company classifies other real estate subjected to nonrecurring fair value adjustments as Level 3.

NOTE 7. FAIR VALUE (Continued)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis for both March 31, 2010 and December 31, 2009:

	March 31, 2010
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Securities available-for-sale	—	$23,962	—	$23,962	$23,962
Derivative assets	—	$987	—	$987	$987
Derivative liabilities	—	$(987)	—	$(987)	$(987)

	December 31, 2009
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Securities available-for-sale	—	$26,356	—	$26,356	$26,356
Derivative assets	—	$956	—	$956	$956
Derivative liabilities	—	$(956)	—	$(956)	$(956)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value at March 31, 2010 and December 31, 2009 on a nonrecurring basis are included in the table below.

	March 31, 2010
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Impaired loans	—	—	$133,278	$133,278	$133,278
Other Real Estate	—	—	$18,216	$18,216	$18,216

NOTE 7. FAIR VALUE (Continued)

	December 31, 2009
	Fair Value Measurement using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(Amounts in Thousands)
Impaired loans	—	—	$116,681	$116,681	$116,681
Other Real Estate	—	—	$14,403	$14,403	$14,403

The following methods and assumptions were used to estimate the fair values for financial instruments that are not disclosed previously in the note.

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

Loans:

For mortgage loans held for sale and variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and credit risk. An additional 2% discount was taken on the calculated fair value of our loans due to the lack of liquidity in the current market.

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

NOTE 7. FAIR VALUE (Continued)

Off-Balance Sheet Instruments:

Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance sheet instruments consist of non fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$204,656,704	$204,656,704	$163,300,020	$163,300,020
Securities available-for-sale	23,962,491	23,962,491	26,356,387	26,356,387
Securities held-to-maturity	4,088,996	4,070,831	4,450,000	4,472,250
Cash surrender value of life insurance	14,504,344	14,504,344	14,674,470	14,674,470
Restricted equity securities	3,275,000	3,275,000	3,275,000	3,275,000
Mortgage loans held for sale	1,578,464	1,578,464	379,531	379,531
Loans, net	680,508,116	666,292,410	703,636,915	689,169,000
Accrued interest receivable	3,165,848	3,165,848	4,272,257	4,272,257
Financial liabilities:
Deposits	964,216,021	970,510,745	931,450,850	937,531,000
Borrowings	54,085,509	55,018,000	54,085,509	55,018,000
Accrued interest payable	1,788,912	1,788,912	1,532,082	1,532,082

NOTE 8—GOING CONCERN OPINION

Dixon Hughes PLLC, the Company’s independent registered public accounting firm, has issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2009 that contains an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. Continued operations depend on our ability to raise additional capital and to continue to generate sufficient liquidity to support our operations, which we may be unable to accomplish in this weakened economy and stricter regulatory environment. The potential lack of sources of capital and liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future.

NOTE 9—REGULATORY CAPITAL

The Company and the Bank were considered critically undercapitalized under most applicable regulatory capital measurements as of March 31, 2010. The Company’s and the Bank’s Tier 1 Capital to Average Assets Ratios were (1.32%) and 1.17%, respectively, and Total Risk Based Capital Ratios were (1.71%) and 2.80%, respectively, as of March 31, 2010.

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

Recent Developments

General

During 2008 and 2009, turmoil within the financial services industry, the economy and the effect on real estate generally contributed to a substantial increase in the Company’s non-performing assets and a substantial decrease in the Company’s earnings. In response, the Company has taken what it believes to be a disciplined approach to determine the probability of losses in its loan portfolio. The Company has attempted to strengthen its credit structure to assure sound operating practices during these challenging times. The Company and its wholly owned subsidiary, Crescent Bank, are considered critically undercapitalized under most applicable regulatory capital measurements as of March 31, 2010.

In addition, Dixon Hughes PLLC, the Company’s independent registered public accounting firm, has issued a report with respect to the Company’s audited financial statements for the fiscal years ended December 31, 2008 and 2009 that contains an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern.

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

In light of the foregoing, the Company is making all efforts to increase its capital ratios and improve its liquidity. As part of those efforts, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Bank. In addition, during the second quarter of 2009, we exercised our rights under our trust preferred securities agreements for Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV to defer, for up to 20 consecutive quarters, payment of interest and principal on these securities. We currently anticipate that we will continue to exercise this deferral right, as available, for all of the interest payments that would otherwise be due in 2010 and into 2011.

The Company is continuing to pursue a variety of capital-raising and other strategic alternatives; however, there is no assurance that the Company’s efforts will be successful, particularly in the current economic environment. In the event we are unable to raise additional capital, we may be unable to continue to operate. In addition, we must continue to generate sufficient liquidity to fund our operations, which may be difficult in light of the intense competition, our inability to originate brokered deposits and/or as a result of other potential regulatory limitations.

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

The Order requires that the Bank implement a number of actions, including developing a written analysis and assessment of our management and staffing needs; increasing our board of directors’ participation in our affairs; and having and retaining qualified management, including a chief executive officer responsible for the supervision of the lending function and a senior lending officer with experience in upgrading a low quality loan portfolio. The Order further requires us to increase our capital so that we have a minimum Tier 1 Capital Ratio of 8.0% and a minimum Total Risk Based Capital Ratio of at least 10.0% within 120 days of the effective date of the Order; eliminate certain classified assets not previously collected or charged-off; reduce risk exposure with respect to certain problem assets; cease the extension of additional credit to certain borrowers; implement a plan to improve our lending practices; implement a plan for reducing credit concentration; establish and maintain a policy to ensure the adequacy of the allowance for loan losses; formulate and implement a plan to improve earnings; implement an asset/liability management policy; develop and implement a written liquidity contingency funding plan; obtain a waiver from the FDIC prior to accepting, renewing or rolling over brokered deposits; review and implement Bank Secrecy Act compliance; and eliminate or correct all apparent violations of law. The Bank’s board of directors consented to the Order without admitting to or denying any of these allegations. These findings were the result of a regulatory examination of our Bank that was completed in July 2008 and are based upon the Bank’s June 30, 2008 financial information.

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

Written Agreement with Federal Reserve and Georgia Commissioner

Effective July 16, 2009, the Company entered into the Agreement with the FRB Atlanta and the Georgia Commissioner. The Agreement limits the Company’s ability to directly or indirectly receive from the Bank dividends or any form of payment representing a reduction in the Bank’s capital without the prior written approval of the FRB Atlanta and the Georgia Commissioner. The Agreement also limits the Company’s ability to declare or pay any dividends unless: (i) such declaration or payment is consistent with the Federal Reserve’s Policy Statement on the Payment of Cash Dividends by State Member Banks and Bank Holding Companies, dated November 14, 1985, and the Georgia Department of Banking and Finance’s Statement of Policies; and (ii) the Company has received the prior written approval of the FRB Atlanta, the Director of the Division of Banking Supervision and Regulation of the Federal Reserve (the “Director”) and the Georgia Commissioner. The Agreement further limits the Company’s and its nonbank subsidiaries’ ability to make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB Atlanta, the Director and the Georgia Commissioner. All requests for prior approval must be received by the FRB Atlanta and the Georgia Commissioner at least 30 days prior to the proposed dividend declaration date, the date of any proposed distribution on subordinated debentures and/or the date of any required notice of deferral on trust preferred securities, as applicable. Any such notice must contain certain current and projected financial information, including the Company’s capital, earnings and cash flow and the Bank’s capital, asset quality, earnings and allowance for loan and lease losses, and also must identify the sources of funds for the proposed payment or distribution.

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

The Agreement also requires the Company to provide written notice to the Georgia Commissioner prior to the appointment of any new director or senior executive officer and prior to changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive position. The Company must comply with the notice provisions of Section 32 of the Federal Deposit Insurance Act, as amended (the “FDI Act”) and Subpart H of the Federal Reserve’s Regulation Y, and further comply with the restrictions on indemnification and severance payments set forth in Section 18(k) of the FDI Act and Part 359 of the Federal Deposit Insurance Corporation’s (the “FDIC”) regulations.

Overview

As of March 31, 2010, the Company was made up of the following entities:

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

In accordance with Financial Accounting Standards Board guidance regarding consolidation (ASC 810, Consolidation), Crescent Capital Trust II, Crescent Capital Trust III and Crescent Capital Trust IV (together, the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Company further reports its investment in the common shares of the Trusts as other assets. The Company has fully and unconditionally guaranteed the payment of interest and principal on the trust preferred securities to the extent that the Trusts have sufficient assets to make such payments but fail to do so. Of the $21.5 million in trust preferred securities currently outstanding, none qualifies as tier 1 capital for regulatory capital purposes. During the second quarter of 2009, as part of the Company’s efforts to retain and increase its liquidity, we exercised our rights under the trust preferred securities agreements to defer our interest payments, and therefore, did not make any payments on the three Trusts that were due after May 2009. We currently anticipate that we will continue to exercise this right, as available, for our interest payments in 2010 and 2011.

As of March 31, 2010, the Company had total consolidated assets of approximately $1.0 billion, total deposits of approximately $964.2 million, total consolidated liabilities, including deposits, of $1.0 billion and consolidated stockholders’ deficit of approximately $(12.8) million. The Company’s operations are discussed below under the section captioned “Results of Operations.”

Commercial Banking Business

The Company currently conducts its traditional commercial banking operations through Crescent Bank. The Bank is a Georgia banking corporation that was founded in August 1989. The Bank is a member of the FDIC. The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Home Loan Bank of Atlanta.

Through the Bank, the Company provides a broad range of banking and financial services to those areas surrounding Jasper, Georgia. As its primary market area, the Bank focuses on Pickens, Bartow, Forsyth, Cherokee and north Fulton Counties, Georgia and nearby Dawson, Cobb, Walton and Gilmer Counties, Georgia, which are situated to the north of Atlanta, Georgia. The Bank’s commercial banking operations are primarily retail-oriented and focused on individuals and small- to medium-sized businesses located within its primary market area. While the Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its target customers. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers. As a result, the Bank’s management does not believe that it is dependent upon a single or a few customers. The Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. However, approximately 94% of the Bank’s loan portfolio is secured by commercial and residential real estate in its primary market area. The real estate markets in our market area have experienced significant weakening during 2008 and 2009, in particular with respect to real estate related to acquisition, development and construction, and we anticipate that such markets will continue to weaken in 2010. Acquisition, development and construction loans, or “ADC” loans, are cyclical and pose risks of possible loss due to concentration levels and other similar risks. As of March 31, 2010, we had approximately $258.0 million in ADC loans, or approximately 36% of our loan portfolio. The Bank limited ADC loan originations in 2008 and 2009 due to the declining real estate market. As a result, the Bank’s ADC loans declined approximately 38% since December 31, 2007. The Bank’s criticized loans (excluding non-performing loans), non-performing loans and foreclosed properties related to its ADC loan portfolio increased $66.7 million from December 31, 2007, or 1347%, to $71.7 million at March 31, 2010, increased $76.1 million, or 2344% from December 31, 2007, to $79.4 million at March 31, 2010 and increased $35.9 million, or 11318% from December 31, 2007, to $36.2 million at March 31, 2010. The deterioration in our ADC loan portfolio is due to the unprecedented slowing of home and land sales, and subsequent decline in the prices of homes and land in our market area beginning in the last quarter of 2007. This decline in home and land prices prohibits many of our borrowers who develop and construct real estate properties from servicing their loans because they are unable to generate sufficient revenue.

The Company does not consider its commercial banking operations to be seasonal in nature. Real estate activity and values tend to be cyclical and vary over time with interest rate fluctuations and general economic conditions.

Challenges for the Commercial Banking Business

In addition to challenges relating to strengthening our capital position, our commercial banking business has four additional challenges for the future: interest rate risk, a competitive marketplace, liquidity and credit risk. The Bank’s principal source of income is its net interest income. Net interest income is the difference between the interest income we receive on our interest-earning assets, such as investment securities and loans, and the interest expense paid on our interest-bearing liabilities, such as deposits and borrowings. The greatest risk to our net interest margin is interest rate risk from interest rate fluctuation, which, if not anticipated and managed, can result in a decrease in earnings or earnings volatility. The Company manages interest rate risk by maintaining what it believes to be the proper balance of rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and rate sensitive liabilities are those that can be repriced to current rates within a relatively short time period. The Federal Reserve decreased interest rates 500 basis points from September 2007 through the first quarter of 2009. Our net interest margin declined from 3.68% for 2007 to 1.85% during 2008, mainly as a result of the decreases in interest rates. Our net interest margin additionally declined to 1.19% during 2009. The further decline in our net interest margin during 2009 was due to the increase in non-performing assets and the subsequent write-off of approximately $3.0 million in accrued interest on these assets and the Company’s strategic decision to increase its liquidity by increasing its short-term liquid assets that have lower yields. Our net interest margin actually increased to 1.71% for the first quarter of 2010. However, this increase was mainly due to loan accretion income of approximately $1.6 million that was recognized during the first quarter of 2010 from a loan purchased at a discount during the fourth quarter of 2009. If this accretion income was not included in our calculation, then our net interest margin would have actually declined to 1.01% for the quarter ended March 31, 2010. This further decline in our net interest margin during the first quarter of 2010 was due to additional increases of approximately $37.2 million in non-performing assets from December 31, 2009 to March 31, 2010 and the subsequent write-off of approximately $1.2 million in accrued interest on these assets and the Company’s strategic decision to increase its liquidity by approximately $41.5 million during the first quarter 2010 by increasing its short-term liquid assets that have lower yields.

Any change in general market interest rates, including changes in the Federal Reserve Board’s fiscal and monetary policies, can have a significant impact on our net interest income. As of March 31, 2010, approximately 20% of our commercial banking loan portfolio has a variable rate without a floor and adjusts with changes in the prime rate, while 80% of our commercial banking loan portfolio has either a fixed rate or a variable rate with a floor, which means that the interest rate associated with such loans will not change until the fixed rate loans mature or until prime rates increase to a rate that is higher than the variable rate loan floors. Most of the floors on our variable rate loans are between 5.00% and 7.50%. In addition, approximately $159.1 million of our deposits are in interest bearing checking accounts that could reprice immediately in the event of any changes in interest rates, while approximately $540.6 million of our certificates of deposit mature and reprice within one year. In total, approximately 75% of our interest-bearing deposits could reprice within one year. More of the Bank’s interest bearing liabilities have the potential to reprice over the next year than the Bank’s interest earning assets, making the Bank liability sensitive. As a result, in the event that interest rates increase, the Bank’s net interest margin could correspondingly decline. Further action by the Federal Reserve with respect to interest rates will depend on many factors that are not known at this time, are beyond our control and could impact our net interest margin.

The second challenge for the Company’s commercial banking business is that it operates in highly competitive markets. The Bank competes directly for deposits in its primary market area with local, regional and national commercial banks, savings and loan associations, credit unions, mutual funds, securities brokers and insurance companies, some of which compete by offering products and services by mail, telephone and the Internet. In its commercial bank lending activities, the Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in its primary market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a source of strength for the Bank. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within the Bank’s primary market area. Virtually every type of competitor offering products and services of the type offered by the Bank has offices in Atlanta, Georgia, which is approximately 60 miles away from Jasper. Many of these institutions have greater resources, broader geographic markets and higher lending limits than the Company, may offer various services that the Company does not offer, and may be able to better afford and make broader use of media advertising, support services and electronic technology. In addition, as a result of recent developments in the credit and liquidity markets, many of our competitors in our primary market area, in order to attract deposits, have offered interest rates on certificates of deposit and other products that we are unable to offer. To offset these competitive disadvantages, the Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally. If we cannot effectively compete for deposits in our primary market area, our liquidity could come under further pressure and we may be unable to fund our operations.

The third challenge for the Company’s commercial banking business is liquidity, or our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain adequate reserves and sustain our operations. Due to competitive pricing by competitors in our primary market area, the Bank’s liquidity has, and will likely continue to, come under critical pressure. In addition, due to the decline in the confidence in the financial services industry, the Bank could see customers withdrawing their deposits, which would put additional pressure on the Bank’s liquidity. The Bank has had the ability to acquire out-of-market deposits that are not considered brokered deposits to supplement deposit growth in its market areas. However, if access to these funds is limited in any way, then our liquidity could be adversely affected. Currently, because the Bank is below the well capitalized requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), the Bank cannot originate any deposits that qualify as brokered deposits, and is limited in the rates that it can offer on deposits generally. From April 2010 through December 2010, the Bank has approximately $46.9 million in brokered deposits maturing which cannot be renewed unless the Bank returns to a well capitalized position and approximately $87.5 million of out-of market deposits maturing which we can continue to renew as long as we meet regulatory guidelines on the rates that can offered on these deposits. As a result, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. However, there are regulatory and other limitations on the Bank’s ability to raise interest rates in its local markets. If the Bank is unable to offer competitive rates to generate deposits in local markets, then its liquidity would be adversely affected. In addition, although the Company is currently considering a variety of capital-raising and other strategic alternatives intended to bring the Company back into a well-capitalized position, the Company may be unable to consummate any such transactions and therefore, may be unable to continue to generate sufficient liquidity. Finally, if the deterioration in the credit and real estate markets continues and causes additional borrowers to default on their loans or causes a further decline in the realizable value of underlying real estate collateral, we may continue to experience an increase in non-performing assets and loan charge-offs and may have to make additional provisions for loan losses, which could reduce our available capital and liquidity and negatively impact our ability to fund and continue our operations.

The fourth challenge for the Company’s commercial banking business is maintaining sound credit quality. During 2008 and 2009, the Bank’s loan portfolio declined 4% and 7%, respectively. However, the Bank’s loan portfolio grew 17% during 2007, 17% during 2006 and 37% during 2005. From 2005 to 2007, the Bank added approximately 26 new loan officers, which were mainly related to the addition of five full service branches and two loan production offices. The weakening of the real estate market had a significant effect on the Bank’s loan portfolio in 2008, 2009 and the first quarter of 2010, which led the Bank to limit loan production in order to focus on asset quality. Approximately 94% of the Bank’s loan portfolio was secured by real estate at March 31, 2010. From December 31, 2007 to March 31, 2010, our non-performing assets increased from $11.0 million to $168.9 million, or 1,435%. From December 31, 2009 to March 31, 2010, our non-performing assets increased from $131.7 million to $168.9 million, or 28%. Of the $168.9 million in non-performing assets at March 31, 2010, $115.5 million, or 68%, was related to ADC loans and $27.5 million, or 16%, was related to residential real estate. Our entire market area has experienced a significant weakening in the real estate markets during 2008 and 2009, in particular with respect to real estate related to ADC. As of March 31, 2010, ADC loans totaled approximately $258.0 million and represented approximately 36% of our loan portfolio. The Bank’s criticized loans (excluding non-performing loans), non-performing loans and foreclosed properties related to its ADC loan portfolio increased $66.7 million from December 31, 2007, or 1347%, to $71.7 million at March 31, 2010, increased $76.1 million, or 2344% from December 31, 2007, to $79.4 million at March 31, 2010 and increased $35.9 million, or 11318% from December 31, 2007, to $36.2 million at March 31, 2010. The deterioration in our ADC loan portfolio is due to an increased inability of some borrowers to make loan payments and the decrease in sales activity and property values within the residential real estate market in our market area during 2008 and 2009. The Bank has adopted and implemented procedures and policies in order to maintain and monitor loan growth, including the quality of the loans and its concentration in real estate secured loans. The Bank limited any new ADC loans in 2008 and 2009 due to the declining real estate market. Our ADC loans have declined by approximately 38% since December 31, 2007. The Bank’s criticized loans (excluding non-performing loans), non-performing loans and foreclosed properties related to its ADC loan portfolio decreased $25.5 million from December 31, 2009, or 26%, to $71.7 million at March 31, 2010, increased $21.4 million, or 37% from December 31, 2009, to $79.4 million at March 31, 2010 and increased $1.3 million, or 4% from December 31, 2009, to $36.2 million at March 31, 2010. The decrease in the Bank’s criticized loans related to the ADC portfolio from December 31, 2009 was mainly due to these loans migrating to non-performing loans during the first quarter of 2010 which increased approximately $21.4 million. Given the current condition of the credit, liquidity and real estate markets, we may experience further increases in non-performing assets. If this occurs, we may have to make additional provision for loan losses and experience an increase in charge-offs, either of which would adversely impact our capital and liquidity and our ability to pursue strategic alternatives.

Accounting Standards

On June 12, 2009, the FASB issued a standard to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This standard was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

On June 12, 2009, the FASB issued a standard that amends previous standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This standard was effective January 1, 2010 and its adoption did not have a significant impact on the Company’s financial statements.

In September 2009, the FASB issued a standard that permits the use of net asset value per share to estimate the fair value of certain alternative investments as a practical expedient. The standard also requires disclosure, by major category of investment, of the attributes of the investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. The standard was effective for interim and annual reporting periods ending after December 15, 2009 and its adoption did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued a standard that requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments and also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods after December 15, 2010 and for interim periods within those years. The Company is in the process of reviewing the potential impact of the standard; however, the adoption of this standard is not expected to have a material impact to the Company’s financial statements.

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

These policies require the most subjective and complex judgments, and related estimates and assumptions could be most subject to revision as new information becomes available.

The following is a brief discussion of the above-mentioned critical accounting policies. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported financial condition and results of operations.

Valuation of Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure and repossession. Other real estate owned is held for sale and is carried at fair value, less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowances are included in other operating expenses. The fair value of other real estate owned is based upon our assessment of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, economic conditions and issues with respect to individual properties. Properties acquired through foreclosure are appraised by independent appraisers at the time of foreclosure, and each year thereafter that such property is held by the Company as other real estate owned. The Company’s evaluation of these factors involves subjective estimates and judgments that may change. In addition, when we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which is referred to as “mark-to-market” accounting.

Allowance for Loan Losses

The establishment of our allowance for loan losses is based upon our assessment of information available to us at the time of determination, and depends upon a number of factors, including our historical experience, the economies in which we and our borrowers operate, estimates and expectations with respect to individual borrowers, as well as the judgments of our regulators. The Company’s evaluation of these factors involves subjective estimates and judgments that may change, especially in light of the recent deterioration in the real estate markets which may result in certain loans in our portfolio becoming under-collateralized. When we evaluate collateral-dependent impaired loans for loan loss reserves, we base the valuation allowance, if needed, on the updated appraised value of the underlying collateral less estimated selling costs. In the current economic environment, the ability to receive an appraised value upon the final sale of the underlying collateral may be challenging. Please see “Financial Condition of Our Commercial Banking Business—Loan Loss Allowance.”

Recourse Obligation Reserve

In the wholesale mortgage business that we operated prior to December 31, 2003, we regularly made representations and warranties to purchasers of our mortgage loans and insurers that, if breached, would require us to indemnify the purchaser for losses or to repurchase the loans, and we considered this practice to be customary and routine. The Company records a specific reserve for the recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated reserve for the recourse liability for probable future losses from loans that the Company may have to indemnify. Given the current economy and limited historical information available to management with respect to the Company’s potential obligations to make indemnification payments, the evaluation of these factors involves subjective estimates and judgments that may change.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources, primarily through the Bank. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans; and

•	the availability and costs of particular sources of funds, such as noninterest bearing deposits, and our ability to “match” our liabilities to fund our assets.

The following table sets forth a distribution of the assets, liabilities and shareholders’ equity for the three months ended March 31, 2010 and 2009:

	Average Balances		Yields /Rates		Income / Expense		Increase	Change Due to
	2010	2009	2010	2009	2010	2009	(Decrease)	Volume	Rate
Assets
Loans, including fee income	$727,513	$789,692	5.31%	5.56%	$9,531	$10,830	$(1,299)	$(813)	$(486)
Mortgage loans held for sale	330	691	3.41%	3.13%	3	5	(2)	(3)	1
Investment securities	32,479	40,233	3.82%	4.39%	306	435	(129)	(73)	(56)
Federal funds sold	14,117	63,913	0.09%	0.19%	3	30	(27)	(11)	(16)
Interest bearing deposits in banks	168,683	88,439	0.65%	1.86%	269	407	(138)	127	(265)

Total earning assets	943,122	982,968	4.35%	4.83%	10,112	11,707	(1,595)	(773)	(822)

Cash and due from banks	2,369	14,493
Allowance for loan losses	(27,388)	(22,247)
Other assets	93,979	88,966

Total	$1,012,082	$1,064,180

Liabilities and Equity
Interest bearing demand	$100,375	$120,289	1.01%	2.83%	$250	$839	$(589)	$(50)	$(539)
Savings	70,712	71,084	1.35%	2.97%	236	520	(284)	(1)	(283)
Certificates of deposit	743,845	728,719	2.84%	4.08%	5,211	7,326	(2,115)	106	(2,221)

Total interest bearing deposits	914,932	920,092	2.52%	3.83%	5,697	8,685	(2,988)	55	(3,043)
Borrowings	54,086	58,525	3.35%	4.08%	447	589	(142)	(37)	(105)

Total interest bearing liabilities	969,018	978,617	2.57%	3.84%	6,144	9,274	(3,130)	18	(3,148)

Noninterest bearing demand deposits	35,672	39,618
Other liabilities	11,052	11,231
Shareholders’ equity	(3,660)	34,714

Total	$1,012,082	$1,064,180

Net interest income					$3,968	$2,433	$1,535	$(791)	$2,326

Net interest yield on earning assets			1.71%	1.00%
Net interest spread			1.78%	0.99%

Results of Our Commercial Banking Business

During the three month period ended March 31, 2010, the Company experienced a net loss of approximately $13.5 million, as compared with net loss of approximately $5.1 million for the three month period ended March 31, 2009. This increase in the net loss was primarily due to an increase in our provision for loan losses.

Interest Income

Our interest income related to commercial banking decreased approximately $1.6 million, or 14%, to $10.1 million for the three months ended March 31, 2010 from $11.7 million for the three months ended March 31, 2009. The decrease in interest income during the first quarter of 2010 compared to the same period in 2009 was mainly the result of a decline in yield from commercial banking interest-earning assets, in particular from commercial banking loans. The yield from commercial banking loans decreased from 5.56% for the three months ended March 31, 2009 to 5.31% for the three months ended March 31, 2010. This decrease in yield was mainly due to an increase in the Bank’s non-performing assets from $63.3 million at March 31, 2009 to $168.9 million at March 31, 2010 and the subsequent write-off of accrued interest on loans that were placed on non-accrual status during the quarter. The Bank wrote-off approximately $1.2 million, or 65 basis points, in accrued interest during the first quarter of 2010 compared to $714,000, or 37 basis points, during the first quarter of 2009. The decline in interest income was also due to a decrease in average commercial banking loans. Average commercial banking loans decreased $62.2 million, or 8%, from the quarter ended March 31, 2009 compared to the quarter ended March 31, 2010. The decrease in average commercial banking loans from 2009 to 2010 was the result of the foreclosure of approximately $30.4 million in commercial banking loans from the end of the first quarter of 2009 to the end of the first quarter of 2010, as well as the Company’s strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth. These declines in our interest income and yield related to our commercial banking loans were somewhat offset by accretion income of approximately $1.6 million or 90 basis points that was recognized during the first quarter of 2010 from a commercial banking loan purchased at a discount during the fourth quarter of 2009. If this accretion income was not included in our calculation, then our yield from commercial banking loans would have actually declined to 4.41% for the quarter ended March 31, 2010.

The decrease in interest income during the first quarter of 2010 compared to the same period in 2009 was also due to the yield on our federal funds sold and interest-bearing deposits declining from 1.16% for the three months ended March 31, 2009 to 0.60% for the three months ended March 31, 2010 and our yield on our investment securities declining from 4.39% for the three months ended March 31, 2009 to 3.82% for the three months ended March 31, 2010. Both of these declines in yield are due to the repricing of these assets in a declining interest rate environment in response to the Federal Reserve decreasing interest rates 500 basis points from September 2007 through the first quarter of 2009.

Interest Expense

Our interest expense related to the commercial banking business for the three months ended March 31, 2010 amounted to $6.1 million, compared to $9.3 million for the three months ended March 31, 2009, a decrease of 34%. Interest expense related to commercial banking deposits for the three months ended March 31, 2010 was $5.7 million, compared to $8.7 million for the three months ended March 31, 2009, a decrease of 34%. The decrease in interest expense from interest-bearing deposits for the three month period ended March 31, 2010 compared to the same period in 2009 resulted from a decrease in the cost of funds from commercial banking deposits. The cost of funds of commercial banking deposits decreased from 3.83% for the three months ended March 31, 2009 to 2.52% for the three months ended March 31, 2010. The cost of interest-bearing demand, savings accounts (including money market accounts), and time deposits decreased 182 basis points, 162 basis points and 124 basis points, respectively, for the three months ended March 31, 2010 compared to the same period in 2009. These decreases in average cost were due to the falling rate environment during which the Federal Reserve has decreased interest rates 500 basis points from September 2007 through the first quarter of 2009. In addition, the Bank was required to drop its interest rates on all deposits because the Bank fell below the well capitalized requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”). As a result, the Bank is limited in the rates that it can offer on deposits generally. The decrease in interest expense from borrowings for the three month period ended March 31, 2010 compared to the same period in 2009 resulted from a decrease in the cost of borrowings. The cost of borrowings decreased from 4.08% for the three months ended March 31, 2009 to 3.35% for the three months ended March 31, 2010. This decline is mainly related to the drop in interest rates on our trust preferred securities of $22.2 million, which all are either tied to the Wall Street prime rate or the three month LIBOR and reprice quarterly.

Net Interest Income

Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2010 were $4.0 million, 1.71% and 1.78%, respectively. Our net interest income, net interest margin and interest spread for our commercial banking business for the three months ended March 31, 2009 were $2.4 million, 1.00% and 0.99%, respectively. The increase in net interest income, net interest margin and interest spread from the three months ended March 31, 2009 to the three months ended March 31, 2010 was mainly due to accretion income of approximately $1.6 million that was recognized during the first quarter of 2010 from a commercial banking loan purchased at a discount during the fourth quarter of 2009. If this accretion income was not included in our calculation, then our net interest income, net interest margin and net interest spread would have actually been $2.3 million, 1.01% and 1.08%, respectively. The increase in net interest income, net interest margin and net interest spread was also due to the decrease in the cost of funds on commercial banking deposits. The cost of funds of commercial banking deposits decreased from 3.83% for the three months ended March 31, 2009 to 2.52% for the three months ended March 31, 2010. The cost of interest-bearing demand, savings accounts (including money market accounts), and time deposits decreased 182 basis points, 162 basis points and 124 basis points, respectively, for the three months ended March 31, 2010 compared to the same period in 2009. In addition, the Bank was required to drop its interest rates on all deposits because the Bank fell below the well capitalized requirements of the FDICIA. As a result, the Bank is limited in the rates that it can offer on deposits generally. The increase in net interest income, net interest margin and interest spread was offset somewhat by the decline in the yield from the commercial banking loan portfolio. The yield from commercial banking loans decreased from 5.56% for the three months ended March 31, 2009 to 5.31% for the three months ended March 31, 2010. This decrease in yield was mainly due to an increase in the Bank’s non-performing assets from $63.3 million at March 31, 2009 to $168.9 million at March 31, 2010 and the subsequent write-off of accrued interest on loans that were placed on non-accrual status during the quarter. The Bank wrote-off approximately $1.2 million or 65 basis points in accrued interest during the first quarter of 2010 compared to $714,000 or 37 basis points during the first quarter of 2009.

Loan Loss Provisions

For the three months ended March 31, 2010, we made a provision for loan losses of $11,600,000 and incurred net charge-offs of $12,860,600 of commercial banking loans. For the three months ended March 31, 2009, we made a provision for loan losses of $2,680,000 and incurred net charge-offs of $3,449,343 of commercial banking loans. The ratios of net charge-offs to average commercial banking loans outstanding were 7.17% (annualized) for the three months ended March 31, 2010, 2.67% for the year ended December 31, 2009, and 2.77% (annualized) for the three months ended March 31, 2009.

The Bank’s charge-offs in the first three months of 2010 consisted of five commercial real estate loan charge-offs of $643,416, eleven commercial loan charge-offs of $238,839, thirty-six ADC loan charge-offs of $9,837,363, thirty-two residential real estate charge-offs of $2,141,965 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2009 consisted of three commercial real estate loan charge-offs of $322,873, seven commercial loan charge-offs of $126,823, twenty-one ADC loan charge-offs of $2,254,441, twelve residential real estate charge-offs of $615,250 and various installment and other consumer loans charge-offs. We may make additional provisions for loan losses and may experience an increase in charge-offs if the deterioration in the credit, liquidity and real estate markets causes more borrowers to default and the realizable value of real estate collateral to decline. If actual losses exceed our estimates and we increase our provision for loan losses, our net income would decrease.

The increase in net charge-offs of $9.4 million, or 273%, from the three months ended March 31, 2009 to the three months ended March 31, 2010 and the significant increase in the provision for loan losses for the same period was due to the continued and dramatic deterioration in our loan portfolio during 2009 and 2010. We continued to see unprecedented deterioration in real estate values during 2009 and into the first quarter of 2010, which led to increases in our potential problem loans (loans that are considered impaired and are still accounted for on an accrual basis and are not considered restructured), non-performing loans and foreclosed properties. This, in turn, led to increases in our charge-offs, specific reserves on our impaired loans and our general reserves during the first quarter of 2010. From the first quarter of 2009 to the first quarter of 2010, the Bank’s potential problem loans increased $75.4 million, or 129%, from $58.2 million at March 31, 2009 to $133.7 million at March 31, 2010, non-performing loans increased $90.8 million, or 300%, from $30.3 million at March 31, 2009 to $121.1 million at March 31, 2010 and foreclosed properties increased $14.8 million, or 45%, from $33.0 million at March 31, 2009 to $47.8 million at March 31, 2010. During the first quarter of 2010, the Bank’s non-performing loans increased $32.5 million, or 37%, from $88.5 million at December 31, 2009, to $121.1 million at March 31, 2010. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s potential problem loans, non-performing loans and foreclosed properties related to its ADC loans increased $34.7 million, $59.0 million and $11.7 million, respectively, from March 31, 2009. The deterioration in our ADC loans is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values in the real estate market in our market area since the end of 2007. With this continued deterioration in the loan portfolio and in real estate values during 2009 and 2010, the Bank continued to see significant provisions for loan losses and net loan charge-offs. The Bank’s net charge-offs increased from $3.4 million during the first quarter of 2009 to $12.9 million during the first quarter of 2010. Historical charge-offs are an important factor in calculating our allowance for loan losses on our general portfolio. As a result, our general reserves increased from 2.02% of the general loan portfolio in the first quarter of 2009 to 3.35% in the first quarter of 2010. Also, the Bank’s specific reserves on impaired loans increased approximately $2.1 million from $9.4 million at March 31, 2009 to $11.5 million at March 31, 2010. These reserves do not include partial charge-offs on impaired loans that have not been taken into foreclosure. The Bank determined that the losses related to certain loans were uncollectible and charged-off the balances based upon the current downturn in the economy and deteriorating real estate market. The Bank had partial charge-offs of approximately $19.7 million at March 31, 2010 compared to $4.3 million at March 31, 2009. If these amounts were included, then our specific reserves in impaired loans would have increased approximately $17.5 million to $31.2 million at March 31, 2010 from $13.7 million at March 31, 2009. The allowance for loan losses as a percentage of total commercial banking loans was 3.77%, 3.82% and 2.77% as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The increase in the allowance for loan losses as a percentage of total commercial banking loans from March 31, 2009 to March 31, 2010 was due to management’s concerns with respect to the deterioration in the economy and the residential real estate market in 2009 and 2010 and due to the increase in criticized loans and non-performing assets.

Noninterest Income

Our noninterest income related to our commercial banking business was approximately $986,000 during the three months ended March 31, 2010, compared to approximately $855,000 during the three months ended March 31, 2009, a $131,000, or 15%, increase. Other operating income increased approximately $162,000 during the first quarter of 2010 compared to the same period in 2009. The main reason for this increase is due to income of $207,000 from the payoff of a life insurance policy on which the Bank was the beneficiary during the first quarter of 2010. This increase in other operating income related to the life insurance was partially offset by a decline in mortgage origination fees of approximately $47,000 during the first quarter of 2010 compared to the same period in 2009. This decline in mortgage origination fees was due to the Bank closing fewer loans due to the tightening in the credit markets.

Noninterest Expense

Our noninterest expenses related to our commercial banking business (other than income tax expenses) were $6.9 million for the three months ended March 31, 2010, compared to $6.6 million for the three months ended March 31, 2009, an increase of approximately $293,000, or 4%. The increase in noninterest expense for the three month period ended March 31, 2010 compared to the same period in 2009 was attributable to an increase in insurance expense of approximately $1.0 million and an increase in other operating expenses of approximately $120,000. The increase in insurance expense during the first quarter of 2010 compared to the same period in 2009 was mainly attributable to increases in our FDIC insurance assessments. The FDIC increased our regular quarterly assessment based upon the deterioration in the Bank’s capital levels and financial condition during the second and third quarters of 2009. The increase in other operating expenses was mainly attributable to an increase in our loan collection expense of approximately $145,000. The increase in loan collection expense from the first quarter of 2009 to the first quarter of 2010 was due to the Bank’s potential problem loans increasing $75.4 million, or 129%, from $58.2 million at March 31, 2009 to $133.7 million at March 31, 2010 and to the Bank’s non-performing loans increasing $90.8 million, or 300%, from $30.3 million at March 31, 2009 to $121.1 million at March 31, 2010.

These increases in noninterest expenses were offset by a decrease in salaries and employee benefits of approximately $324,000, in legal and professional fees of approximately $215,000 and a decrease in foreclosed asset expense, net of approximately $268,000. The decrease in salaries and employee benefits was due to a reduction of 16 employees from March 31, 2009 to March 31, 2010, a 10% to 15% reduction in salaries for executive officers and other select officers, the suspension of the Bank’s matching contribution to its 401(k) plan on June 1, 2009 and the Bank’s suspension of its accruals on its supplemental retirement plan, which was effective April 1, 2009. The decrease in legal and professional fees was mainly due to a reduction in consulting fees of approximately $133,000 related to regulatory compliance with the Order. The Bank ceased using a third party consultant related to its compliance with the Order after December 31, 2009. Also, during the first quarter of 2009, the Bank had legal fees related to corporate issues that it did not incur in the first quarter of 2010. These legal fees in the first quarter of 2009 were related to the Company’s capital raising efforts and regulatory compliance issues. The decrease in foreclosed asset expense, net was mainly due to the Bank’s improvements on one property totaling approximately $347,000 during the first quarter of 2009.

Pretax Net Income (Loss)

For the three months ended March 31, 2010, our commercial banking pre-tax loss was $(13.5) million compared to pre-tax loss of approximately $(6.0) million for the three months ending March 31, 2009. Pretax loss for the three months ended March 31, 2010 increased approximately $7.5 million, or 127%, compared to the three months ended March 31, 2009. The increase in pretax loss was due to an increase in provision for loan losses of approximately $8.9 million. The increase in the provision was due to the continued and dramatic deterioration in our loan portfolio during 2009 and 2010. We continued to see unprecedented deterioration in real estate values during 2009 and into the first quarter of 2010, which led to increases in our potential problem loans (loans that are considered impaired and are still accounted for on an accrual basis and are not considered restructured), non-performing loans and foreclosed properties. This, in turn, led to increases in our charge-offs, specific reserves on our impaired loans and our general reserves during the first quarter of 2010. See further discussion above under “—Provision for Loan Losses.”

Income Taxes

The effective income tax rate for our commercial banking business for the three months ended March 31, 2010 and 2009 was 0.00% and 13.79%, respectively. The primary reason for the decrease in the effective tax rate from 13.79% in the first quarter in 2009 compared to 0.00% in the first quarter in 2010 was due to fact that the Company could not record any income tax benefit due to its cumulative losses in 2008, 2009 and 2010.

Results of Discontinued Operations From Our Mortgage Banking Business

During the first three months of 2010 and 2009, our discontinued mortgage banking operations had no revenues or expenses. During each quarter, we evaluate our allowance for recourse liability for indemnified loans based upon the number of loans indemnified and the average loss on an indemnified loan. We evaluated the allowance for recourse liability during the first quarter of 2010 and determined that no adjustments are needed at this time.

Financial Condition

General Discussion

Total Assets

Our total assets increased $19.7 million, or 2%, from $993.9 million as of December 31, 2009 to $1.014 billion as of March 31, 2010. The increase in total assets was mainly comprised of a $41.5 million, or 26%, increase in federal funds sold and interest-bearing deposits at the Bank. This increase was a result of the Bank’s strategic decision to increase short-term liquidity in response to the tightening in the credit and liquidity markets, along with the deterioration in the real estate market. In addition, other real estate owned increased $4.7 million, or 11%. These increases were offset by a $23.1 million, or 3%, decrease in commercial banking loans, net. The decrease in commercial banking loans was mainly due to property foreclosures totaling approximately $6.3 million and loan charge-offs of approximately $13.0 million during the first quarter of 2010. Our increase in total assets corresponded with a $32.8 million, or 4%, increase in deposits offset partially by a $13.5 million decrease in equity due to our net loss. At March 31, 2009, we had total assets of $1.065 billion.

Interest-Earning Assets

Our interest-earning assets are comprised of:

•	commercial banking loans;

•	mortgage loans held for sale;

•	investment securities;

•	interest-bearing balances in other banks; and

•	temporary investments.

At March 31, 2010, interest-earning assets totaled $942.4 million and represented 93% of total assets. This represents a $15.5 million, or 2%, increase from December 31, 2009, when interest-earning assets totaled $926.9 million and represented 93% of total assets. This increase was mainly related to a $41.5 million, or 26%, increase in federal funds sold and interest-bearing deposits at the Bank. This increase was a result of the Bank’s strategic decision to increase short-term liquidity in response to the tightening in the credit and liquidity markets, along with the deterioration in the real estate market. These increases were offset by a $23.1 million or 3% decrease in commercial banking loans, net. The decrease in commercial banking loans was mainly due to property foreclosures totaling approximately $6.3 million and loan charge-offs of approximately $13.0 million during the first quarter of 2010. See “—Financial Condition of Our Commercial Banking Business—Total Commercial Banking Loans.” At March 31, 2009, our interest-earning assets totaled $969.6 million and represented 91% of our total assets.

Allowance for Loan Losses

Our assessment of the risks associated with extending credit and our evaluation of the quality of our loan portfolio is reflected in the allowance for loan losses. We maintain an allowance for our commercial banking loan portfolio, as detailed below under “—Financial Condition of Our Commercial Banking Business—Loan Loss Allowance.”

Premises and Equipment

We had premises and equipment of $21.1 million at March 31, 2010, compared to $21.4 million at December 31, 2009 and $22.5 million at March 31, 2009. The decrease of $1.4 million in premises and equipment from March 31, 2009 was mainly due to depreciation expense from the premises and equipment of approximately $1.5 million. This decrease in premises and equipment from depreciation was partially offset by the normal purchase and replacement of technology and equipment throughout the period.

Cash Surrender Value of Life Insurance

In 1999, the Bank provided a supplemental retirement plan to its banking officers funded with life insurance. In the first quarter of 2000, we added our directors to the supplemental retirement plan. At March 31, 2010, the total cash value of the life insurance was $14.5 million. At December 31, 2009 and March 31, 2009, the total cash value of the life insurance was $14.7 million and $14.3 million, respectively. The decrease of $0.2 million from March 31, 2009 to March 31, 2010 was due to a reduction of approximately $313,000 in the cash value in life insurance due to the payout on a policy in which the Bank was the beneficiary. The increase was somewhat offset by an increase of approximately $143,000 due to policy earnings

Financial Condition of Our Commercial Banking Business

Total Commercial Banking Loans

During the first quarter of 2010, our average commercial banking loans were $727.5 million. These loans constituted 77% of our average consolidated earning assets and 72% of our average consolidated total assets. For the first quarter of 2009, our average commercial banking loans were $789.7 million. These loans constituted 80% of our average consolidated earning assets and 74% of our average consolidated total assets. For the year ended December 31, 2009, we had average commercial banking loans of $768.2 million, or 80% of our average consolidated earning assets and 74% of our average consolidated total assets. Commercial banking loans at the periods ending March 31, 2010, December 31, 2009 and March 31, 2009 were $707.2 million, $731.6 million and $776.1 million, respectively. The $62.2 million, or 8%, decrease in average commercial banking loans and the $68.9 million, or 9%, decrease in period end commercial banking loans from the three month period ended March 31, 2009 to the three month period ended March 31, 2010 was the result of the Company foreclosing on approximately $30.4 million in commercial banking loans, the Company charging off approximately $30.2 million in commercial banking loans and the Company making the strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth.

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

The allowance for loan losses totaled $26.7 million, or 3.77% of total commercial banking loans, at March 31, 2010, $21.5 million, or 2.77% of total commercial banking loans at March 31, 2009, and $27.9 million, or 3.82% of total loans at December 31, 2009. The Bank incurred net charge-offs of approximately $12.9 million, or 7.17% (annualized) of average loans outstanding during the first quarter of 2010. The Bank incurred net charge-offs of approximately $20.5 million, or 2.67% of average loans outstanding during the year ended December 31, 2009 and net charge-offs of approximately $3.4 million, or 2.77% (annualized) of average loans outstanding during the first quarter of 2009. The Bank’s charge-offs in the first three months of 2010 consisted of five commercial real estate loan charge-offs of $643,416, eleven commercial loan charge-offs of $238,839, thirty-six ADC loan charge-offs of $9,837,363, thirty-two residential real estate charge-offs of $2,141,965 and various installment and other consumer loans charge-offs, while the charge-offs in the first three months of 2009 consisted of three commercial real estate loan charge-offs of $322,873, seven commercial loan charge-offs of $126,823, twenty-one ADC loan charge-offs of $2,254,441, twelve residential real estate charge-offs of $615,250 and various installment and other consumer loans charge-offs.

During the first quarter of 2010, we had a provision for loan losses of $11.6 million and had net charge-offs of approximately $12.9 million or 7.17% (annualized). The increase in net charge-offs of $9.4 million, or 273%, from the three months ended March 31, 2009 to the three months ended March 31, 2010 and the significant increase in the provision for loan losses for the same period was due to the continued and dramatic deterioration in our loan portfolio during 2009 and 2010. We continued to see unprecedented deterioration in real estate values during 2009 and into the first quarter of 2010, which led to increases in our potential problem loans (loans that are considered impaired and are still accounted for on an accrual basis and are not considered restructured), non-performing loans and foreclosed properties. This, in turn, led to increases in our charge-offs, specific reserves on our impaired loans and our general reserves during the first quarter of 2010. From the first quarter of 2009 to the first quarter of 2010, the Bank’s potential problem loans increased $75.4 million, or 129%, from $58.2 million at March 31, 2009 to $133.7 million at March 31, 2010, non-performing loans increased $90.8 million, or 300%, from $30.3 million at March 31, 2009 to $121.1 million at March 31, 2010 and foreclosed properties increased $14.8 million, or 45%, from $33.0 million at March 31, 2009 to $47.8 million at March 31, 2010. During the first quarter of 2010, the Bank’s non-performing loans increased $32.6 million or 37% from $88.5 at December 31, 2009 million to $121.1 million at March 31, 2010. The main sector of the Bank’s loan portfolio that experienced this deterioration was its ADC loans. The Bank’s potential problem loans, non-performing loans and foreclosed properties related to its ADC loans increased $34.7 million, $59.0 million and $11.7 million, respectively, from March 31, 2009. The deterioration in our ADC loans is due to the increase in the inability of some borrowers to make payments and the decrease in sales activity and property values in the real estate market in our market area since the end of 2007. With this continued deterioration in the loan portfolio and in real estate values during 2009 and 2010, the Bank continued to see significant provisions for loan losses and net loan charge-offs. Historical charge-offs are an important factor in calculating our allowance for loan losses on our general portfolio. The Bank’s net charge-offs increased from $3.4 million during the first quarter of 2009 to $12.9 million during the first quarter of 2010. The Bank’s net charge-offs as for the year ended December 31, 2009 was $20.5 million. As a result, our general reserves increased from 2.02% of the general loan portfolio at March 31, 2009 to 2.35% at December 31, 2009 to 3.35% in the first quarter of 2010. Also, the Bank’s specific reserves on impaired loans increased approximately $2.1 million from $9.4 million at March 31, 2009 to $11.5 million at March 31, 2010. The Bank’s specific reserves on impaired loans decreased approximately $4.9 million from $16.4 million at December 31, 2009 to $11.5 million at March 31, 2010. These reserves do not include partial charge-offs on impaired loans that have not been taken into foreclosure. The Bank determined that the losses related to certain loans were uncollectible and charged-off the balances based upon the current downturn in the economy and deteriorating real estate market. The Bank had partial charge-offs of approximately $19.7 million at March 31, 2010, $10.2 million at December 31, 2009 and $4.3 million at March 31, 2009. If these amounts were included, then our specific reserves in impaired loans would have increased approximately $17.5 million to $31.2 million at March 31, 2010 from $13.7 million at March 31, 2009 and increased approximately $4.6 million to $31.2 million at March 31, 2010 from $26.6 million at December 31, 2009. The allowance for loan losses as a percentage of total commercial banking loans was 3.77%, 3.82% and 2.77% as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

In order to address the weakening of the real estate market, and in particular real estate related to ADC, the Bank increased its monitoring of its loan portfolio in 2007, 2008, 2009 and 2010 in an effort to identify and attempt to resolve potential loan problems (loans that are considered impaired and are still accounted for on an accrual basis and are not considered restructured) more quickly. The Bank added one full time employee in 2007 and two full time employees in 2008 to aid in this increased monitoring of asset quality and in the management of problem loans. In addition to the normal quarterly monitoring and reporting of our ADC loan portfolio, including any industry, borrower and geographic concentrations, the Bank initiated quarterly problem loan meetings in 2007 and during the third quarter of 2008 increased these problem loan meetings to twice a quarter. During these meetings, senior management and collections personnel discuss the other real estate owned and each classified and past due credit over $50,000 with our county presidents and loan officers. During these meetings, senior management, collections personnel, county presidents and loan officers discuss and document the current status of the classified and past due credit, the potential problems with such credit, action plans for such credit and estimated losses with respect to such credit. During the third quarter of 2008, executive management also began meeting weekly with collection personnel to discuss the status of all foreclosed properties and any new developments with our non-accrual and classified credits. During the last quarter of 2007 and continuing into 2008, 2009 and 2010, our asset quality department also began conducting site visits to the properties securing the criticized ADC loans in excess of $50,000 to allow us to better assess the most recent developments and trends with respect to these projects. Beginning in 2007 and continuing into 2008, 2009 and 2010, our asset quality personnel also began conducting quarterly site visits with respect to all construction projects over 12 months old. These visits allow us to assess the percent completion of the project and the marketability of the project. These visits are documented by photographs and written reports and are reviewed by senior management. In order to assess our ADC portfolio and determine whether those loans are appropriately graded, in the fourth quarter of 2007 we also initiated an internal review of all of the Bank’s acquisition and development projects, which was completed during the second quarter of 2008. The Bank believes all of these measures will help to identify and favorably resolve any potential problem credits more quickly, which should help to limit our losses in the loan portfolio. Given the current condition of the credit, liquidity and real estate markets, we expect our asset quality to continue to come under significant pressure in 2010.

The increase in the provision for loan losses and the determination of the allowance for loan losses as a percentage of commercial banking loans since the end of 2007 was based on our analysis and judgment of loan quality and our determination of what level of reserves were reasonable to cover the risk of loss in the loan portfolio. The determination of the reserve level is based upon our assessment of the factors affecting loan quality, assumptions about the economy and historical experience. Our assessment as to the adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, which include all classified loans greater than $50,000 with a particular focus on loans that are past due and other loans that we believe require attention based upon the type of loan collateral, the terms of the loan and the location of loan collateral. We believe that the allowance at March 31, 2010 is adequate to cover risk of losses in our loan portfolio; however, our judgment is based upon a number of assumptions which we believed at that time to be reasonable and that may or may not actually be realized. There is no assurance that charge-offs will not exceed the allowance for loan losses or that additional increases in the allowance for loan loss will not be required at any time in the future. As a result of uncertainties in the economy and the slowdown in the real estate market, additions to the allowance for loan losses and additional charge-offs may become necessary. Also, regulatory authorities in the ordinary course of their examinations may require the Bank to increase its allowance for loan losses based on circumstances existing at the time of their review.

Total Non-Performing Commercial Banking Assets

Non-performing commercial assets totaled $169.9 million at March 31, 2010, compared to total non-performing commercial assets of approximately $131.7 million at December 31, 2009 and $63.3 million at March 31, 2009. The following table shows the Bank’s commercial banking assets that we believe warrant special attention due to the potential for loss, in addition to the non-performing commercial banking loans and foreclosed properties related to the commercial banking loans.

	March 31, 2010	December 31, 2009	March 31, 2009
Non-performing loans(1)	$121,076,859	$88,537,072	$30,281,893
Foreclosed properties	47,797,618	43,124,334	33,033,258

Total non-performing assets	$168,874,4777	$131,661,4066	$63,315,151

Loans 90 days or more past due on accrual status	$88,530	$123,791	$64,611
Renegotiated loans	$8,542,788	$8,698,195	$6,688,234
Potential problem loans(2)	$133,663,659	$152,335,150	$58,242,661
Potential problem loans/total loans	18.90%	20.82%	7.50%
Non-performing assets/total loans and foreclosed properties	22.37%	17.00%	7.82%
Non-performing assets and loans 90 days or more past due on accrual status/total loans and foreclosed properties	22.38%	17.01%	7.83%

(1)	Defined as non-accrual loans and renegotiated loans.

(2)	Loans identified by management as potential problem loans are impaired loans that are still accounted for on an accrual basis and are not considered restructured.

We define non-performing commercial banking loans as non-accrual and renegotiated commercial banking loans. The Bank’s policy is to discontinue the accrual of interest on loans that are 90 days past due unless they are well secured and in the process of collection. Total non-performing commercial banking loans increased $32.6 million from $88.5 million at December 31, 2009 to $121.1 million at March 31, 2010. The increase in non-performing commercial banking loans from December 31, 2009 to March 31, 2010 was mainly related to eight loan relationships totaling approximately $37.9 million. One of the eight non-accrual loan relationships totaling approximately $8.4 million is related to 47 acres of land for residential development located in Rockdale County, Georgia, on which three residential homes are already located, 7.29 acres of land for residential development located in Gwinnett County, Georgia, with two completed homes and one home 95% complete and 26.72 acres of land for residential development located in Fulton County, Georgia. The second of the non-accrual loan relationships totaling approximately $9.2 million is related to 220.62 acres of land divided into five tracts located in Cherokee County, Georgia for residential development,

47.45 acres of land located in Cherokee County, Georgia for commercial development, a horse farm located on 49.93 acres located in Cherokee County, Georgia and a residential home located in Douglas County, Georgia. The third of the non-accrual loan relationships totaling approximately $2.3 million is related to two residential homes that are under construction and are approximately 90% complete located in Fulton County, Georgia. The fourth of the non-accrual loan relationships totaling approximately $2.6 million is related to an 8.6 acre tract of land located in Fulton County, Georgia. This property has four lots for residential condos and two lots for commercial development. Two of the residential lots have condos on them that are approximately 90% completed. The fifth of the non-accrual loan relationships totaling approximately $2.8 million is related to 69.99 acres of land divided into four tracts for residential development and another tract divided into 8 residential lots located in Fulton County, Georgia. This relationship also has a 2.23 acre tract of land for residential development located in Polk County, Georgia. The sixth of the non-accrual relationships totaling approximately $3.3 million is related to 141 acres of land located in Fulton County, Georgia for residential development, 7.7 acres of land located in Cherokee County, Georgia for residential development, one residential condo located in Clarke County, Georgia and one residential home located in Cherokee County, Georgia. The seventh of the non-accrual relationships totaling approximately $5.9 million is related to two car washes located in Chatham County, Georgia. The last of these non-accrual relationships totaling approximately $3.4 million is related to 27.24 acres of land located in Gwinnett County, Georgia for commercial development, a 2nd mortgage on 12.53 acres of land located in Gwinnett County, Georgia for commercial development and a tract of land divided into 68 improved residential lots located in Jackson County, Georgia. The Bank has seen a significant deterioration in its ADC loan portfolio during 2008, 2009 and the first quarter of 2010. Our entire market area has experienced a significant weakening in the real estate markets, in particular with respect to real estate related to ADC. As of March 31, 2010, we had approximately $258.0 million in ADC loans, or approximately 36% of our loan portfolio. The Bank’s non-performing loans related to its ADC loan portfolio increased $21.4 million from December 31, 2008 to $79.4 million at March 31, 2010. The deterioration in our ADC loan portfolio was mainly due to a decline in sales activity and property values within the real estate market in our market area during 2008, 2009 and the first quarter of 2010. With the current high unemployment rate in Georgia, along with the deterioration in the real estate market, our non-performing loans in this portfolio will continue to increase. We continue to see a significant migration of these loans to nonperforming.

Foreclosed properties totaled approximately $47.8 million at March 31, 2010, as compared to approximately $43.1 million at December 31, 2009 and approximately $33.0 million at March 31, 2009. Foreclosed properties increased approximately $4.7 million, or 11%, during the first quarter of 2010. The Bank foreclosed on twenty four properties, totaling approximately $6.3 million. This amount mainly consists of three loan relationships totaling approximately $4.4 million. The first of these three loan relationships, totaling approximately $1.7 million, is secured by ten residential home lots and five residential homes, all located in Bartow County, Georgia. The second of these three loan relationships, totaling approximately $2.1 million, is secured by five residential home lots and four residential homes all located in Forsyth County, Georgia. The last of these three loan relationships, totaling approximately $609,000, is secured by a residential home under construction located in DeKalb County, Georgia, that is approximately 90% complete. Of the remaining properties that were foreclosed upon in the first quarter of 2010, three of the properties, totaling $777,000, were related to residential home lots and raw land, six of the properties, totaling $751,000, were related to residential homes and one of the properties, totaling $375,000, was related to commercial real estate. During the first quarter of 2010, the Bank sold two properties that were foreclosed upon in 2008, totaling approximately $539,000, for a loss of approximately $6,000. The Bank sold eight properties that were foreclosed upon in 2009, totaling approximately $682,000, for a loss of approximately $52,000. Of the ten properties sold in the first quarter of 2010, four were residential homes that sold at a gain of approximately $14,000, five were related to residential home construction and land lots that sold at a loss of approximately $36,000 and one was related to commercial real estate that sold at a loss of approximately $37,000.

At March 31, 2010, the Bank held seventy-four properties totaling approximately $41.5 million that were foreclosed on prior to 2010. Of these properties, forty of the properties totaling approximately $22.7 million, or 55%, were related to residential home lots and raw land, fifteen of the properties totaling approximately $4.7 million, or 11%, were related to residential homes, eight of the properties totaling approximately $2.5 million, or 6%, were related to commercial real estate, six of the properties totaling approximately $9.4 million, or 23%, were related to commercial land lots and raw land and five of the properties totaling approximately $2.2 million, or 5%, were related to residential homes under construction. The Bank is currently holding the foreclosed properties for sale. The foreclosed properties have been recorded at the lower of cost or market less the estimated costs to sell the properties. The Bank does not foresee any further material losses from these loans and properties.

Potential problem loans represent commercial banking loans that are presently accounted for on an accrual basis, and the borrowers are not expected to perform according to the original contractual repayment terms. Potential problem commercial loans decreased approximately $18.7 million, or 12%, from $152.3 million at December 31, 2009 to $133.7 million at March 31, 2010. The decrease in potential problem commercial loans from December 31, 2009 to March 31, 2010 was mainly related to six relationships totaling approximately $33.2 million at December 31, 2009 that migrated from potential problem loans to non-performing loans in the first quarter of 2010. Of this $33.2 million, $27.1 million was related to our ADC loan portfolio. This decrease in potential problem loans due to the migration of loans to nonperforming status was somewhat offset by more loans migrating into potential problem loans. The loans that migrated to potential problem loans during the first quarter of 2010 mainly consisted of five loan relationships totaling approximately $16.6 million. Of this amount, $5.9 million, or 36%, was related to our ADC loan portfolio and $8.9 million, or 54%, was related to commercial real estate. At March 31, 2010, $71.7 million of the Bank’s potential problem loans were related to the ADC loan portfolio, $32.4 million of which was related to residential real estate projects and $39.3 million of which was related to commercial real estate projects. At December 31, 2009, $97.2 million of the Bank’s commercial potential problem loans were related to the ADC loan portfolio, $56.4 million of which was related to residential real estate projects and $40.8 million of which was related to commercial real estate projects. All of these loans are currently performing; however, because of the current deterioration in the real estate market and the economy, management has concerns about the ability of the borrowers to meet their contractual repayment terms if current market conditions continue for a prolonged period. These loans could be reclassified as non-performing assets in the future. Management believes that the loans categorized as potential problem loans at March 31, 2010 are adequately collateralized and that any losses that may result from these loan relationships have been considered in our determination of the loan loss allowance. However, there is no guarantee that such loans will remain adequately collateralized in the future in the event of continued deterioration in the real estate market and the economy generally.

Total Investment Securities

The Bank invests in U.S. government and government agency obligations, mortgage-backed securities, corporate securities, restricted equity securities, federal funds sold, and interest-bearing deposits with other banks. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of funds not needed to make loans, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. Investment securities, federal funds sold, restricted equity securities and interest-bearing deposits with other banks totaled $233.6 million at March 31, 2010, compared to $194.9 million at December 31, 2009 and $192.8 million at March 31, 2009. At March 31, 2010, the Bank had federal funds sold and interest-bearing deposits in banks of $202.3 million, compared to $160.8 million at December 31, 2009 and $153.5 million at March 31, 2009. The increase of $41.5 million from December 31, 2009 and $48.8 million from March 31, 2009 in federal funds sold and interest-bearing deposits with other banks is due to the Company’s strategic decision to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market. Investment securities and restricted equity securities totaled $31.3 million at March 31, 2010, compared to $34.1 million at December 31, 2009 and $39.4 million at March 31, 2009. The decrease of $2.8 million in investment securities and restricted equity securities from December 31, 2009 was mainly due to the Bank having $1.5 million in government-backed agency bonds called during the first quarter of 2010, having $750,000 in county school bonds mature and having $2.4 million in mortgage backed securities pay down in the first quarter of 2010. The Bank purchased approximately $1.5 million in investment securities during the first quarter of 2010 to reinvest these called and maturing funds from its investment securities portfolio. The restricted equity securities consist of shares held in the Federal Home Loan Bank of Atlanta in the amount of approximately $3.3 million.

Unrealized losses on securities available for sale amounted to $(15,359) at March 31, 2010, and $(11,790) and $(8,210) at December 31, 2009 and March 31, 2009, respectively. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. The Bank’s management believes that the unrealized losses on particular securities have resulted from temporary changes in the interest rate market and not as a result of credit deterioration and that therefore all unrealized losses represent, and in the future will represent, temporary impairment. In addition, total impairment represents less than 1% of amortized cost. All bonds held at March 31, 2010 that have unrealized losses are backed by the U.S. Government or one of its agencies or quasi-agencies.

Total Commercial Bank Deposits

The Bank’s commercial deposits totaled $964.2 million, $931.5 million and $965.8 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, representing an increase of 4% over December 31, 2009 and representing a decrease of less than 1% over March 31, 2009. Commercial deposits averaged $950.6 million during the three-month period ended March 31, 2010, $959.7 million during the three-month period ended March 31, 2009 and $956.8 million during the twelve-month period ended December 31, 2009. The Bank made the strategic decision to increase short-term liquidity during the first quarter of 2010 due to the tightening in the credit and liquidity markets and the deterioration in the real estate market. The increase in deposits of approximately $32.7 million from December 31, 2009 to March 31, 2010 is mainly due to an increase in certificates of deposit within our market area. The Bank ran both a three year and a four year certificate of deposit special during the first quarter of 2010 and our certificates of deposits grew approximately $79 million during the first quarter of 2010. Some of this growth in certificates of deposit was from our own customers transferring their funds that they held in interest-bearing checking accounts and money market accounts into certificates of deposit in order to earn a higher rate. Our interest bearing checking accounts and money market accounts decreased approximately $48.7 million during the first quarter of 2010 mainly due to the Bank lowering its deposit rates on these accounts. Currently, because the Bank is below the well capitalized requirements of the FDICIA, the Bank is limited in the rates that it can offer on deposits generally. As a result, we lowered interest rates on our interest-bearing checking accounts and money market accounts during the first quarter of 2010.

At March 31, 2010, December 31, 2009 and March 31, 2009, the Bank’s out-of-market and brokered deposits were $181.3 million, $182.5 million and $225.6 million, respectively. During 2009, we let a substantial portion of our maturing brokered and out-of market deposits run out of the Bank. We reduced our out-of-market and brokered deposits by $43.1 million from $225.6 at March 31, 2009 to $182.5 million as of December 31, 2009. During 2010, we tried to maintain our out-of-market and brokered deposits through renewing our internet deposits and replacing our maturing brokered deposits with internet deposits. Currently, because the Bank’s capital levels are below the regulatory requirements for “well capitalized” institutions, the Bank cannot originate or renew brokered deposits. From April 2010 through December 2010, the Bank has approximately $46.9 million in brokered deposits maturing which cannot be renewed unless the Bank returns to a well capitalized position and approximately $87.5 million of out-of market deposits maturing which we can continue to renew as long as we meet regulatory guidelines on the rates that can be offered on these deposits. The costs of out-of-market deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity would be adversely affected. Therefore, the Bank may have to increase deposit rates in its local markets in the future to generate liquidity, which it may be unable to do as a result of competition and/or potential regulatory limitations. Interest-bearing deposits represented 96% of total deposits at March 31, 2010, compared to 96% at December 31, 2009 and 96% at March 31, 2009. Certificate of deposits comprised 80% of total interest-bearing deposits for March 31, 2010, compared to 77% at December 31, 2009 and 80% at March 31, 2009. The composition of these deposits is indicative of the interest rate-sensitive market in which the Bank operates. We cannot provide any assurance that the Bank can maintain or increase its market share of deposits in its highly competitive service area.

Total Commercial Bank Borrowings

At March 31, 2010, the Bank had borrowed $28.0 million in FHLB advances at maturity terms ranging from three months to ten years and with an average interest rate of 3.22%. These advances were borrowed for use with the commercial banking business and are secured by a blanket lien on the Bank’s 1—4 family first lien mortgage loans, by a blanket lien on the Bank’s commercial real estate loans, by investment securities and by FHLB stock. During the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature; however, we cannot borrow additional advances at this time. There were $31.0 million and $28.0 million, respectively, in Federal Home Loan Bank advances outstanding at March 31, 2009 and December 31, 2009.

At March 31, 2010, the Bank had approximately $14.5 million of federal funds lines of credit available from correspondent institutions. There were no amounts outstanding on these federal funds lines of credit during 2009 or the first quarter of 2010. Based upon the Company’s weakened financial condition and capital levels, the Company’s access to these federal funds will likely be restricted in 2010 and may not be available at all. In addition, pursuant to the Agreement, the Company cannot incur, increase or guarantee any debt without the prior written approval of the FRB Atlanta and the Georgia Commissioner.

Discontinued Operations

Prior to the sale of our wholesale residential mortgage business on December 31, 2003, the Company sold loans that it originated. The Company’s consolidated balance sheets at both March 31, 2010 and December 31, 2009 include no assets and include liabilities of $1,307,596 and $1,352,846, respectively, related to discontinued operations. The Company typically made representations and warranties to the purchasers and insurers that the Company had properly originated and serviced the loans under state laws, investor guidelines and program eligibility standards. The Company could be obligated to indemnify the purchaser for unpaid principal and interest on defaulted loans if the Company breached its representations and warranties with respect to the loans that it sold. These liabilities consist of the allowance for recourse liability. This reserve remained with the Company after the sale of the wholesale mortgage operation, as did the risk and the liability from the indemnified loans. At March 31, 2010 and December 31, 2009, the Company had approximately $1.7 million and $1.9 million, respectively, of mortgage loans for which it had agreed to indemnify the purchaser for losses suffered by the purchaser. In the event that the purchaser of these loans experiences any losses with respect to the loans, the Company will be required to indemnify the purchaser for its losses or to repurchase the loans from the purchaser. The Company has established a specific allowance for recourse liability for the loans on which the Company has already become obligated to make indemnification payments to the purchaser and an estimated allowance for recourse liability for probable future losses from loans that the Company may have to indemnify. The estimated recourse liability for future losses at both March 31, 2010 and December 31, 2009 was approximately $1.3 million and $1.4 million, respectively, and is based upon historical information on the number of loans indemnified and the average loss on an indemnified loan. We evaluated the allowance for recourse liability during the first quarter of 2010 and determined that no further adjustments were needed at that time.

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

The Company and Bank’s actual capital amounts and ratios for March 31, 2010 and December 31, 2009 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2010:
Total Capital to Risk Weighted Assets:
Company	$(13,312)	(1.71)%	$62,204	8%	$	N/A	N/A
Bank	$21,693	2.80%	$62,049	8%		$77,561	10%
Tier I Capital to Risk Weighted Assets:
Company	$(13,312)	(1.71)%	$31,102	4%	$	N/A	N/A
Bank	$11,788	1.52%	$31,025	4%		$46,537	6%
Tier I Capital to Average Assets:
Company	$(13,312)	(1.32)%	$40,480	4%	$	N/A	N/A
Bank	$11,788	1.17%	$40,400	4%		$50,500	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2009:
Total Capital to Risk Weighted Assets:
Company	$518	0.07%	$63,477	8%	$	N/A	N/A
Bank	$35,130	4.44%	$63,321	8%		$79,151	10%
Tier I Capital to Risk Weighted Assets:
Company	$259	0.03%	$31,739	4%	$	N/A	N/A
Bank	$25,013	3.16%	$31,660	4%		$47,490	6%
Tier I Capital to Average Assets:
Company	$259	0.03%	$40,844	4%	$	N/A	N/A
Bank	$25,013	2.45%	$40,772	4%		$50,965	5%

The Company and the Bank were critically undercapitalized under most applicable regulatory capital measurements as of March 31, 2010. As noted above, the Company’s and the Bank’s Tier 1 Capital to Average Assets Ratios were (1.32%) and 1.17%, respectively, and Total Risk Based Capital Ratios were (1.71%) and 2.80%, respectively, as of March 31, 2010. Pursuant to the Order, we are required to increase our capital so that the Bank has a minimum tier 1 capital to total assets ratio of 8.0% and a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0% within 120 days of the effective date of the Order. As of March 31, 2010, we were not in compliance with this provision of the Order.

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

At March 31, 2010, the Company’s and Bank’s leverage ratio was (1.32%) and 1.17%, respectively, compared to 0.03% and 2.45% at December 31, 2009 and 4.20% and 5.25%, respectively, at March 31, 2009.

On June 27, 2008, the Company entered into an agreement with another financial institution for a $6.0 million line of credit. This line of credit matured on June 27, 2009 and paid interest quarterly at prime rate, as reported in The Wall Street Journal, floating with a 6.00% floor. On June 27, 2009, the Company was granted a 90 day extension on the line of credit until September 27, 2009. On November 12, 2009, the Company received notice from the financial institution that an event of default exists under the agreement and demanded payment of the amount outstanding. On December 28, 2009, the Company negotiated a renewal on the line of credit for six months until June 27, 2010. During this period, interest will be paid monthly at prime rate, as reported in the Wall Street Journal, floating with a 6.00% floor. In connection with this renewal, the Company paid down $1,650,000 of the line of credit with funds contributed by CMS to the Company and from funds received through an income tax refund in 2009. This line of credit is secured by all of the issued and outstanding shares of the common stock of the Bank. In the event of an uncured default under this line of credit, the lender could foreclose upon the common stock of the Bank and deprive Crescent of its principal source of income. The Company is currently in default related to its minimum capital ratios covenants and its minimum book value covenant and has not received a waiver from the lender related to falling below these minimum covenant levels.

On the same day that the Company entered into the line of credit discussed above, it drew $2.5 million on the line of credit and contributed that $2.5 million to the Bank. On September 30, 2008, the Company drew an additional $2.5 million on the line of credit and contributed that amount to the Bank. The Company drew an additional $550,000 on the line of credit in the first quarter of 2009 and contributed such capital to the Bank. During the fourth quarter of 2009, the Company paid down the line of credit $1.7 million in order to renew the borrowing. In the fourth quarter of 2009, CMS distributed $350,000 in available capital to the Company and the Company used those funds to pay down the line of credit discussed above.

At March 31, 2010, our total consolidated shareholders’ deficit was $(12.8) million compared to $31.9 million, or 3.00% of total consolidated assets, at March 31, 2009, and approximately $700,000, or 0.07% of total consolidated assets, at December 31, 2009. The decrease in the consolidated shareholders’ equity to total consolidated assets ratio in the first quarter of 2010 was due to the Company’s consolidated net loss of approximately $13.5 million in the first quarter of 2010.

At March 31, 2010, the Company’s ratio of total consolidated capital to risk-adjusted assets was (1.71%), all of which consisted of tier 1 capital and the Bank’s ratio of total consolidated capital to risk-adjusted assets was 2.80%, 1.52% of which consisted of tier 1 capital. No dividends have been paid or declared in 2010 or 2009. Both the Company’s and Bank’s ratio of total consolidated capital to risk-adjusted assets were considered below critically undercapitalized levels for regulatory capital requirements at March 31, 2010.

As of March 31, 2009, the Company’s ratio of total consolidated capital to risk-adjusted assets was 7.44%, 5.22% of which consisted of tier 1 capital, and, as of December 31, 2009, total consolidated capital to risk-adjusted assets was 0.07%, 0.03% of which consisted of tier 1 capital. As of March 31, 2009, the Bank’s ratio of total capital to risk-adjusted assets was 7.77%, 6.51% of which consisted of tier 1 capital, and, as of December 31, 2009, total capital to risk-adjusted assets was 4.44%, 3.16% of which consisted of tier 1 capital.

Currently, the Company is considering a variety of means to increase its capital ratios. As part of those efforts, the Company has retained the services of investment bankers to review any number of strategic opportunities available to the Company and the Bank. However, there is no assurance that the Company’s strategic efforts will be successful, particularly in the current economic environment. In the event we are unable to successfully identify and pursue a strategic alternative and/or raise additional capital or generate sufficient liquidity, then the Company may not be able to continue to operate.

In prior years, the Company maintained sufficient cash to inject into the Bank if its assets grew faster than its capital and such an injection was needed to maintain well-capitalized status. Due to the operating losses we incurred in 2008, 2009 and 2010, the Company did not have sufficient cash to keep the Bank at the adequately capitalized level. If the Company cannot raise additional capital either through private or public equity raising efforts, then there will be no further capital injections into the Bank. Due to its capital levels and operating losses in 2008, 2009 and 2010, the Bank is unable to pay dividends to the Company. If the Company or the Bank is not able to raise additional capital, the Company may not have sufficient capital to fund its operations. The Company’s ability to preserve and increase its capital will depend on various factors, including general economic and real estate market conditions in our service areas, our ability to raise additional capital, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally, and the Company’s ability to manage and limit the adverse effects of losses on existing loans.

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

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, mortgage loans held for sale net of borrowings, investment securities held for maturity and securities held for sale. These average liquid assets totaled $218.9 million, $213.4 million and $205.2 million during the three months ended March 31, 2010, the twelve months ended December 31, 2009 and the three months ended March 31, 2009, respectively, representing 22%, 22% and 21% of average deposits and borrowings, respectively, for those periods. Average liquid assets, along with the percentage of average liquid assets as a percentage of average deposits and borrowings, have remained fairly stable from the twelve months ended December 31, 2009 to the three months ended March 31, 2010. The Company made the strategic decision in the beginning of 2009 to increase short-term liquidity because of the tightening in the credit and liquidity markets and the deterioration in the real estate market.

Average commercial banking loans were 74%, 78% and 80% of average commercial bank deposits and borrowings during the three months ended March 31, 2010, the twelve months ended December 31, 2009 and the three months ended March 31, 2009, respectively. The ratio of average commercial banking loans to average commercial banking deposits and borrowings decreased during the first quarter of 2010 when compared to 2009 and the first quarter of 2009. The decrease in this ratio is mainly due the reduction in average commercial banking loans during 2009 and the first quarter of 2010. Average commercial banking loans decreased approximately $62.2 million from the three month period ended March 31, 2009 to the three month period ended March 31, 2010. This decrease was the result of the Company foreclosing on approximately $30.4 million in commercial banking loans, the Company charging off approximately $30.2 million in commercial banking loans and the Company making the strategic decision to slow loan growth in 2008 and 2009 to focus on asset quality and core deposit growth.

The Bank actively manages the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. The Bank maintained a line of credit up to approximately $41.5 million at the FHLB at March 31, 2009. However, based upon the Company’s weakened financial condition and capital levels, the FHLB suspended our line of credit due to the financial condition of the Bank during the second quarter of 2009. The Bank can renew its current advances as they mature, but cannot borrow additional advances at this time. Additionally, during the first quarter of 2009, the FHLB required the Bank to have 125% of collateral to total advances outstanding. The Bank also maintains federal funds lines of credit with correspondent institutions, totaling $14.5 million at March 31, 2010. However, based upon the Company’s weakened financial condition and capital levels, the Company’s access to these federal funds will be restricted in 2010 and may not be available at all. At March 31, 2010, we had $28.0 million in the FHLB advances outstanding and no amounts outstanding on our federal funds lines of credit. During the first quarter of 2010, the average balance in FHLB advances was $28.0 million and the Bank had no amounts outstanding on its federal funds purchased lines during the first quarter of 2010. All of the $28.0 million in advances outstanding are secured by the Bank’s 1 – 4 family first lien mortgage loans, commercial real estate loans and multi-family mortgage loans, investment securities and FHLB Stock.

The Bank’s liquidity is under critical pressure due to the tightening in the liquidity and credit markets, regulatory limits on brokered and out-of-market deposits, the competitive pricing for deposits in the Bank’s market and other potential regulatory limitations. The Bank is likely to experience increased liquidity pressure during 2010. Currently, because the Bank’s capital levels are below the regulatory requirements for “adequately capitalized” institutions, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on deposits generally. From April 2010 through December 2010, the Bank has approximately $46.9 million in brokered deposits maturing which cannot be renewed unless the Bank returns to a well capitalized position and approximately $87.5 million of out-of market deposits maturing which we can continue to renew as long as we meet regulatory guidelines on the rates that can offered on these deposits. The costs of out-of-market deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity would be adversely affected. Paying off all of these deposits will greatly diminish the liquidity position of the Company, and we may be unable to fund our business operations. Even if we become eligible to receive a waiver from the FDIC on brokered deposits, we cannot guarantee that we will be granted such waiver. Management has found that most non-relationship oriented retail certificates of deposit are interchangeable with wholesale funding sources such as brokered deposits and wholesale certificates of deposit and as a result, the Company alternates between these funding sources depending on the relative costs. However, our access to brokered deposits as a funding source may be limited in the future.

There can be no assurance that our liquidity level will be sufficient to fund the repayment of all of our maturing brokered deposits and out-of-market deposits in 2010. As a result of our inability to accept, renew or rollover brokered deposits and the potential repayment obligation related to maturing brokered deposits and out-of-market deposits, we have explored alternative sources to increase our liquidity. Access to these alternative sources may be hampered by the current negative publicity surrounding both the banking industry and the Company. The banking industry has come under significant scrutiny due to government funding through the Emergency Economic Stabilization Act of 2008 and the U.S. Treasury’s Troubled Asset Relief Program. In addition, the Company has endured adverse publicity due to its increasing levels of nonperforming assets, goodwill impairment, decreasing stock price and net losses during 2009 and the first quarter of 2010. Additionally, the current volatility and disruptions in the capital markets could impact the Company’s ability to access alternative liquidity sources in the same manner as in the past. Finally, our entry into the Order with the Georgia Department and the FDIC, as well as our independent registered public accountant’s inclusion in their audit report for fiscal year 2008 and 2009 of their doubt about our ability to continue as a going concern, could impact our ability to access alternative liquidity sources or raise additional capital. As a result, our liquidity could be adversely and significantly affected, and we may not be able to fund our operations or continue as a going concern.

Commercial Commitments

The following table presents our other commercial commitments at March 31, 2010. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit (1)	$40,381	$33,031	$6,644	$706	$—
Letters of Credit (2)	2,100	1,745	343	12	—

Total commercial commitments	$42,481	$34,776	$6,987	$718	$—

(1)	Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.

(2)	Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation.

Off-Balance Sheet Arrangements

In order to manage its interest rate sensitivity, the Company uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2010 and December 31, 2009, the Company was a party to interest rate swap contracts (back-end derivatives) under which it pays a fixed rate of interest and receives a variable rate of interest. The notional amount of the interest rate swaps was approximately $8,560,000 with a fair value of approximately $(987,000) at March 31, 2010 and approximately $8,025,000 with a fair value of approximately $(956,000) at December 31, 2009. The Company also has an embedded derivative in each of the loan agreements (front-end derivative) that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. These front-end and back-end derivatives are recorded in other assets and other liabilities. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations as of and for the three months ended March 31, 2010. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative could be material to the Company and is determined by the fluctuation of interest rates.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally results in decreased interest rates while high inflation generally results in increased interest rates. From September 2007 through the first quarter of 2009, the Federal Reserve reduced interest rates by 500 basis points. The Federal Reserve has indicated that further changes in interest rates would be dependent on economic data. The decrease in interest rates has had a negative impact on our net interest income during 2009 and the first quarter of 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective and that there are no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report on internal control over financial reporting in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Other than the risk factors set forth below, there were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on the Company’s business, financial condition and results of operation.

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

In addition, because the Bank is below the well capitalized requirements of the FDICIA, the Bank cannot originate or renew brokered deposits and is limited in the rates that it can offer on deposits generally. From April 2010 through December 2010, the Bank has approximately $46.9 million in brokered deposits maturing which cannot be renewed unless the Bank returns to a well capitalized position and approximately $87.5 million of out-of market deposits maturing which we can continue to renew as long as we meet regulatory guidelines on the rates that can offered on these deposits. The costs of out-of-market deposits can be volatile, and if our access to these markets is limited in any way, then our liquidity would be adversely affected. Therefore, the Bank may have to increase deposit rates in its local markets in the future, which would adversely affect its net interest margin and net income. However, there are regulatory limitations on the Bank’s ability to raise interest rates in its local markets to attract deposits. If the Bank is unable to offer competitive rates on its deposits in local markets, then its liquidity would be adversely affected. Finally, as a result of our financial condition, the FHLB suspended our line of credit during the second quarter of 2009, and our access to federal funds lines of credit from correspondent institutions may be restricted or unavailable in the future. If liquidity sources are unavailable to us, or are available only on unfavorable terms, then our liquidity, net interest margin and net income, will be adversely affected and could impair our viability.

Our Access to Certain Lines of Credit May be Restricted or Unavailable

At March 31, 2010, we had approximately $14.5 million of federal funds lines of credit available from correspondent institutions. Based upon our financial condition and weak capital position, our access to the federal funds lines of credit could be restricted in 2010 and may not be available at all, which will negatively impact our liquidity and general financial condition. During the second quarter of 2009, the FHLB suspended our line of credit due to the financial condition of the Bank. The Bank can renew its current advances as they mature, however we cannot borrow additional advances at this time.

The Current and Further Deterioration of the Residential Mortgage Market Likely Will Result In Further Increases In Our Non-Performing Assets and Allowance for Loan Losses, and Make It More Difficult For Us to Recover Our Losses with Respect to Defaulted Loans

Beginning in the third quarter of 2007, there were well-publicized developments in the credit, liquidity and real estate markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This dramatic decline in the real estate markets, with falling home prices and increasing foreclosures and unemployment, which continued throughout 2008, 2009 and the first quarter 2010, has resulted in significant write-downs of asset values by financial institutions, including government-sponsored and major commercial investment banks. There have also been restrictions in the resale markets for non-conforming loans, which have had an adverse effect on retail mortgage lending operations in many markets.

In light of these market conditions, we regularly reassess the market value of our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 2.84% at December 31, 2008 to 3.77% at March 31, 2010. We made a provision for loan losses of approximately $26.2 million during 2009 and we charged-off approximately $20.5 million in loans in 2009. We made a provision for loan losses of approximately $11.6 million during the first quarter of 2010 and we charged-off approximately $13.0 million in loans in the same time period. The Bank has taken an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. Of the total amount of charge-offs for the year end December 31, 2009 and the quarter ended March 31, 2010, $14.3 million and $9.8 million, respectively, were related to our ADC loan portfolio, where the Bank has seen significant deterioration in asset quality, including an increase in the inability of some borrowers to make payments and declines in the value and marketability of underlying collateral. The increase in the provision for loan losses was due to an increase in classified loans and non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures).

We will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. During 2009, the Bank’s impaired loans increased $175.3 million, or 267%, from $65.6 million at December 31, 2008 to $240.9 million at December 31, 2009, non-performing loans increased $51.9 million, or 141%, from $36.8 million at December 31, 2008 to $88.7 million at December 31, 2009 and foreclosed properties increased $17.3 million, or 67%, from $25.8 million at December 31, 2008 to $43.1 million at December 31, 2009. During the first quarter of 2010, the Bank continued to see further deterioration in its loan portfolio. The Bank’s impaired loans increased $12.3 million, or 5%, from $240.9 million at December 31, 2009 to $253.2 million at March 31, 2010, non-performing loans increased $32.4 million, or 37%, from $88.7 million at December 31, 2009 to $121.1 million at March 31, 2010 and foreclosed properties increased $4.7 million, or 11%, from $43.1 million at December 31, 2009 to $47.8 million at March 31, 2010.

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

We May Be Unable to Renew Out-Of-Market Deposits Maturing in 2010 Based on Our Capital Position

Because we are currently below the well-capitalized requirements of the FDICIA, we cannot acquire brokered deposits and we are limited in the rates we are able to offer on out-of-market deposits. From April 2010 through December 2010, the Bank has approximately $46.9 million in brokered deposits maturing which cannot be renewed unless the Bank returns to a well capitalized position and approximately $87.5 million of out-of market deposits maturing which we can continue to renew as long as we meet regulatory guidelines on the rates that can offered on these deposits. If we do not improve our capital position and return to a well-capitalized position, we will not be able to renew these brokered deposits and we may be required to increase our deposit rate in our local markets, which would adversely impact our net interest margin.

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

If we are unable to satisfy Nasdaq criteria for maintaining listing, our common stock would be subject to delisting. Trading, if any, of our common stock would thereafter be conducted in the over-the-counter market, in the so-called “pink sheets” or on the National Association of Securities Dealers, Inc., or NASD, “electronic bulletin board.” As a consequence of any such delisting, our stockholders would find it more difficult to dispose of, or to obtain accurate quotations, as to the prices of our common stock.

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

Our Net Interest Income Could Be Negatively Affected By Interest Rate Adjustments, Which Would Negatively Affect our Financial Condition

Net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings, is our primary source of income. Our net interest income is, in turn, our primary source of funding for our operations, including extending credit and reserving for loan losses. As a result, any change in general market interest rates, including changes in the Federal Reserve Board’s fiscal and monetary policies, can have a significant impact on our net interest income and total income. As of March 31, 2010, approximately 20% of our commercial banking loan portfolio has a variable rate without a floor and adjusts with changes in the prime rate, while 80% of our commercial banking loan portfolio has either a fixed rate or a variable rate with a floor, which means that the interest rate associated with such loans will not change until the fixed rate loans mature or until prime rates increase to a rate that is higher than the variable rate loan floors. Most of the floors on our variable rate loans are between 5.00% and 7.50%. In addition, approximately $159.1 million of our deposits are in interest bearing checking accounts that could reprice immediately in the event of any changes in interest rates, while approximately $540.6 million of our certificates of deposit mature and reprice within one year. In total, approximately 75% of our interest-bearing deposits could reprice within one year. More of the Bank’s interest bearing liabilities have the potential to reprice over the next year than the Bank’s interest earning assets, making the Bank liability sensitive.

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

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset. As of March 31, 2010, we had approximately $394.0 million in CRE loans, or approximately 56% of our loan portfolio. Our CRE loans have declined by approximately $19.4 million, or 5%, since December 31, 2009. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures, which would negatively impact our financial condition and results of operation.

We Have a Significant Amount of Construction Loans That Pose Additional Risks to Those Risks Posed By Real Estate Loans Generally

Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of March 31, 2010, approximately 36% of our total loan portfolio was in ADC loans. In addition to the risk of nonpayment by borrowers and risks associated with the fact that these loans generally bear interest at variable rates, construction lending poses additional risks that affect the ability of borrowers to repay loans and that affect the value and marketability of real estate collateral, such as:

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

Any of these conditions could negatively affect our net income and our financial condition. During the first quarter of 2010, we reduced our construction loans $15.3 million, or 6%, from December 31, 2009. The Bank limited any new construction loans in 2008, 2009 and the first quarter of 2010 due to the declining real estate market.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 13, 2009).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT BANKING COMPANY (Registrant)

Date: May 17, 2010	/s/ J. Donald Boggus, Jr.
J. Donald Boggus, Jr. President and Chief Executive Officer

Date: May 17, 2010	/s/ Leland W. Brantley, Jr.
Leland W. Brantley, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed April 13, 2009).

3.2	Amendment to the Company’s Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-2 filed October 26, 2001, File No. 333-72300, as amended).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.